Form 10QSB
period 2002-09-30
OCEAN EXPRESS LINES INC
filed 2002-11-15
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended September 30, 2002

                                  OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the transition period from         to

                    Commission File Number   000-49901

                      OCEAN EXPRESS LINES, INC.
               (Name of small business issuer in its charter)

           Nevada                                   87-0646435
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

         56 West 400 South, Suite  #220, Salt Lake City, Utah 84101
         (Address of principal executive offices)           (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                Outstanding as of November 14, 2002

Common Stock, Par Value                20,000,000
    $.0001 per share




                   TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance Sheets, December 31, 2001 and
     September 30, 2002                                     3

     Statements of Operations, Three Months
     and Nine Months Ended September 30, 2002 and 2001
     and From September 19, 1983 (Date of Inception)
     through September 30, 2002                             5

     Statements of Stockholders' Equity,
     From September 19, 1983 (Date of Inception)
     through September 30, 2002                             6

     Statements of Cash Flows, Nine Months
     Ended September 30, 2002 and 2001 and
     From September 19, 1983 (Date of Inception)
     through September 30, 2002                             9

     Notes to Financial Statements                         11

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  12

Item 3. Controls and Procedures                            14

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                14

Item  2.  Changes In Securities                            14

Item  3.  Defaults Upon Senior Securities                  14

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              15

Item  5.  Other Information                                15

Item  6.  Exhibits and Reports on Form 8-K                 15

          SIGNATURES                                       15



PART  I:  Financial  Information

Item  1:  Financial  Statements




                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)

                             FINANCIAL STATEMENTS

                    September 30, 2002 and December 31, 2001




                            OCEAN EXPRESS LINES, INC
                          (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                   September 30, December 31,
                                                       2002          2001
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                            Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                    September 30,         December 31,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $        -            $    3,000
  Due to stockholders                                    11,688                 4,440
                                                     ----------            ----------
   Total Current Liabilities                             11,688                 7,440
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value;
  authorized 50,000,000 shares, 20,000,000 issued
  and outstanding                                         2,000                 2,000
  Additional paid-in capital                            220,725               220,725
  Deficit accumulated prior to the development stage   (151,800)             (151,800)
  Deficit accumulated during the development stage      (82,613)              (78,365)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (11,688)               (7,440)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                           OCEAN EXPRESS LINES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                 For the                 For the              From
                              Three Months             Nine Months         Inception on
                                 Ended                    Ended              July 31,
                              September 30,            September 30,       1987 through
                         ----------------------    ----------------------  September 30,
                           2002         2001         2002         2001         2002
                         ----------   ----------   ----------   ----------   ----------
REVENUES                 $        -   $        -   $        -   $        -   $        -

EXPENSES                        381        2,528        4,248        4,393       21,688
                         ----------   ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS           (381)      (2,528)      (4,248)      (4,393)     (21,688)
                         ----------   ----------   ----------   ----------   ----------

LOSS FROM DISCONTINUED
OPERATIONS                        -            -            -            -      (60,925)
                         ----------   ----------   ----------   ----------   ----------

NET LOSS                 $     (381)  $   (2,528)  $   (4,248)  $   (4,393)  $  (82,613)
                         ==========   ==========   ==========   ==========   ==========

BASIC NET LOSS PER SHARE $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                         ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING  20,000,000   20,000,000   20,000,000   20,000,000
                         ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                             OCEAN EXPRESS LINES, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on July 31, 1987 through September 30, 2002
                                   (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                      Shares        Amount      Capital         Stage
                                    ----------    ----------    ----------    ----------
Balance at inception on
July 31, 1987                          250,083    $       25    $  151,775   $ (151,800)

Issuance of common stock
for mining claims at
predecessor cost of $0.00              579,104            58           (58)           -

Capital contributed to cover
operating expenses                          -              -         2,425            -

Net loss for the period
August 1, 1987 through
December 31, 1989                           -             -             -        (2,425)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1989                                  829,187            83       154,142      (154,225)

Capital contributed to
cover operating expenses                    -             -         1,000             -

Net loss for the year ended
December 31, 1990                           -             -             -        (1,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1990                                  829,187            83       155,142      (155,225)

Common shares cancelled              (329,022)          (33)           33             -

Common shares issued in
acquisition of Ocean Express
Lines, Inc.                         5,750,000           575        56,925             -

Net loss for the period from
January 1, 1991 through
December 31, 1998                           -             -             -       (57,500)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 1998          6,250,165    $      625    $  212,100    $ (212,725)
                                   ----------    ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.



                          OCEAN EXPRESS LINES, INC
                           (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 31, 1987 through September 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1998          6,250,165    $      625    $  212,100    $ (212,725)

Common shares issued per
court order at $0.0008 per
share for conversion of debt
on December 16, 1999               13,749,835         1,375         8,625             -

Net loss for the year ended
December 31, 1999                           -             -             -       (10,000)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 1999         20,000,000         2,000       220,725      (222,725)

Net loss for the year ended
December 31, 2000                           -             -             -        (3,377)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 2000         20,000,000         2,000       220,725      (226,102)

Net loss for the year ended
December 31, 2001                           -             -             -        (4,063)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 2001         20,000,000         2,000       220,725      (230,165)

Net loss for the
Period ended September 30,
2002 (Unaudited)                            -             -             -        (4,248)
                                   ----------    ----------    ----------    ----------
Balance September 30,
2002 (Unaudited)                   20,000,000    $    2,000    $  220,725    $ (234,413)
                                   ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Nine Months Ended     July 31,
                                        -------------------------   1987 Through
                                              September 30,         September 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                             $  (4,248)   $   (4,393)   $  (82,613)
  Adjustments to reconcile
   net cash (used) by
    operating activities:
    Loss on common stock issue for
     Subsidiary                                   -             -        57,500
 Changes in assets and liabilities:
  Increase (Decrease)in accounts payable     (3,000)        4,393        10,000
  Increase in account payable
   related party                              7,248             -        11,688
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -        (3,425)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed Capital by Shareholders             -             -         3,425
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                           -             -         3,425
                                         ----------    ----------    ----------
CHANGE IN CASH EQUIVALENTS                        -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                             $        -    $        -    $        -
                                         ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -

NON CASH ACTIVITIES
 Common stock issued in acquisition      $        -    $        -    $   57,500
 Common stock issued for conversion
 of debt                                 $        -    $        -    $   10,000


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Item 2.  Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    The Company is considered a development stage company with no assets or capital. The costs and expenses associated with the preparation and filing of its registration statement were paid for by advances from shareholders, evidenced by notes payable. It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $25,000 of net operating loss carry forwards as of September 30, 2002. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 or the three months ended September 30, 2002 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Forward-Looking Statements and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although management believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

     The Company has adopted the provisions of FIN 44 Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.) This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 the Company's financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company's financial statements.



Item 3.   Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.



PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended September 30, 2002.

Item 5.  Other Information

     The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board. Its application has been finalized and a trading symbol was assigned in November 2002. The Company's trading symbol is OEXL.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits


    Exhibit 99.1 Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


    (b) Reports on Form 8-K

        No report on Form 8-K was filed by the Company during the three month period ended September 30, 2002.


In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        OCEAN EXPRESS LINES, INC.
SIGNATURES


Signature                     Title                        Date

                              President, C.E.O.,       November 14, 2002
/S/ GEOFF WILLIAMS            Secretary, Principal
-----------------------       Accounting Officer and
Geoff Williams                Director


Certifications

                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Geoff Williams, Chief Executive Officer of Ocean Express Lines, Inc., (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ocean Express Lines, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/Geoff Williams
----------------------
Geoff Williams
Chief Executive Officer

                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Geoff Williams, Principal Accounting Officer of Ocean Express Lines, Inc., (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Ocean Express Lines, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/Geoff Williams
----------------------
Geoff Williams
Principal Accounting Officer




                                                                Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Ocean Express Lines, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Geoff Williams, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Geoff Williams

Geoff Williams
Chief Executive Officer
November 14, 2002





                                                                Exhibit 99.2

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Ocean Express Lines, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geoff Williams, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Geoff Williams

Geoff Williams
Principal Accounting Officer
November 14, 2002