Form 10KSB
period 2002-12-31
OCEAN EXPRESS LINES INC
filed 2003-04-08
CIK 863895

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)
    [x] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [x]

    State the issuer's revenues for its most recent fiscal year.  $ -0-

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60
days.   The aggregate market value as of March 27, 2003 was approximately
$912,951 (based on 3,969,351 shares held by non-affiliates and an average bid and ask price of $0.23)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                Outstanding as of March 27, 2003
           Common Stock, Par Value               20,000,000
               $.001 per share

                  DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.


Transitional Small Business Disclosure Format.   Yes    No _x



                       OCEAN EXPRESS LINES, INC.

                            TABLE OF CONTENTS

                                                                          Page
                                 PART I

Item 1.    Description of Business                                           3

Item 2.    Description of Property                                          10

Item 3.    Legal Proceedings                                                10

Item 4.    Submission of Matter to a Vote of Security Holders               10

                                 PART II

Item 5.    Market for Common Equity and Related Stockholder Matters         10

Item 6.    Management's Discussion and Analysis or Plan of Operation        12

Item 7.    Financial Statements                                             15

Item 8.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                        15

                                 PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              15

Item 10.    Executive Compensation                                          17

Item 11.    Security Ownership of Certain Beneficial Owners and Management  18

Item 12.    Certain Relationships and Related Transactions                  18

Item 13.    Exhibits and Reports on Form 8-K                                19

Item 14.    Controls and Procedures                                         19

            Signatures                                                      20

            Certifications                                                  20



                                   PART I

Item 1.     Description of Business

Business Development

   History

    Ocean Express Lines, Inc. was incorporated in Idaho on May 6, 1971 as Hall Mountain Silver Mines, Inc. For a period after inception, Hall Mountain was involved in the ownership and operations of certain mining claims. Operations were discontinued in 1981 and we remained inactive until approximately 1989. On June 5, 1989 we changed our name to Network Videotex Systems, Inc., and on November 13, 1989 changed the name to Wessex International, Inc. On May 22, 1991, we acquired Ocean Express Lines, Inc., a Florida corporation engaged in the business of operating a scheduled steamship between Miami, Florida and ports in the Western Caribbean and Gulf of Mexico. The acquisition was accounted for as a pooling of interest. In connection with the transaction, we changed its name to Ocean Express Lines, Inc. We did not achieve profitable operations and ceased operations in 1992.

    In 1999, Williams Investments Company prevailed in a lawsuit against Ocean Express Lines to collect certain debts owed it. Williams Investments was granted a judgment against the company in the amount of $10,000 plus interest, which judgment was converted into 13,749,824 shares of our common stock. Williams Investments is principally owned by H. Deworth Williams, currently our President and one of our directors.

    In February 2000, the shareholders voted to relocate the domicile of incorporation from Idaho to the State of Nevada. A new corporation also named Ocean Express Lines, Inc., was organized as a Nevada corporation on February 18, 2000. On March 2, 2000 we merged with the Nevada entity, which was the surviving entity. We issued 20,000,000 shares of common stock in the newly formed Nevada corporation to stockholders of the Idaho corporation in exchange for their shares in the Idaho corporation.

    We have conducted limited business operations and are considered a development stage company. Presently, we are actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Our principal purpose is to locate and consummate a merger or acquisition with a private entity.

    Any target acquisition or merger candidate will become subject to the same reporting requirements as we have following consummation of any merger or acquisition. Thus, in the event we successfully complete the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit our potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

    Our principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and our telephone number is (801) 322-3401.

    Current Business Activities

    We have had only a brief operating history and no representation is made, nor is any intended, that we will be able to carry on future business activities successfully. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

    Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

    Sources of Business Opportunities

    Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has in the past consulted with Williams Investment Company, a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, a director and principal shareholder of Ocean Express Lines. Because there is no agreement or understanding with Williams Investment, we may use other consultants if we so elect. However, due to past experience, we may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

    If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

    We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate.
 A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

    Evaluation

    Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

    In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

    *    potential benefits to us and our shareholders;
    *    working capital;
    *    financial requirements and availability of additional financing;
    *    history of operation, if any;
    *    nature of present and expected competition;
    *    quality and experience of management;
    *    need for further research, development or exploration;
    *    potential for growth and expansion;
    *    potential for profits; and
    *    other factors deemed relevant to the specific opportunity.

    Because we have not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.
 Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

    Form of Potential Acquisition or Merger

    We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

    Because we have no assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

    Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms.
However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

    There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

    The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

    Management anticipates that prior to consummating any acquisition or merger, if required by relevant state laws and regulations, we will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Nevada law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in our best interest to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, we will provide to shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Exchange Act if the action is taken by written consent.

    Under Nevada corporate laws, our shareholders may be entitled to assert dissenters' rights if we acquire or merge with a business opportunity. Shareholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which we are a party, if approval by shareholders is required under applicable Nevada law. Also, shareholders will be entitled to dissenters' rights if we enter into a share exchange if our shares are to be acquired. A shareholder who is entitled to assert dissenter's rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the shareholder or our company. A dissenting shareholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of shareholders, we must give notice to all shareholders who delivered to us their written notice of dissent.

Competition

    Because no potential acquisition or merger candidate has been identified, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our lack of funds, it may be difficult to successfully compete with these other companies.

Employees

    As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

    We currently use as our principal place of business the offices of our President and director, H. Deworth Williams, located in Salt Lake City, Utah.
 The facilities are shared with other businesses.

    Although we have no written agreement and currently pay no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct our business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required, is unknown. We have no current plans to secure such commercial office space.

Industry Segments

    No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of our operating history for the past two fiscal years.

Recent Events

    On December 23, 2002, we entered into an Agreement and Plan of Merger with Media Fusion, Inc., whereby Media fusion was to be merged with and into our corporate entity. Media Fusion is a company engaged in researching and developing Electro-resistive Magnetic Resonance Conversion technology, to which it has certain rights pursuant to license agreements. At a special meeting held February 11, 2003, shareholders voted to approve the proposed merger, to effect a reverse stock split of our outstanding common stock on a one share for ten shares basis and to change our corporate name to "Power Measurement & Communications, Inc."

    Under terms of the merger agreement, certain conditions were to be satisfied by the parties prior to completion and closing of the merger. However, not all conditions to closing were satisfied and the agreement was terminated by its own terms in February 2003. Accordingly, we have not effected a reverse stock split nor changed our corporate name. Management considers the proposed transaction abandoned and we do not intend to pursue further discussions with Media Fusion.

    Risk Factors Related to Our Business

    We are, and will be, subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

    We have No Assets and No Source of Revenue

    We currently have no assets and have had no revenues for several years.
It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

    Our Auditors Have Expressed a Going Concern Opinion

    Our independent auditors discuss in their report our ability to continue as a going concern. They include a statement that: "[t]he ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The ability of the Company to continue as a going concern is also dependent upon its ability to successfully seek out and consummate an agreement with an existing operating company, or secure other sources of financing such that it may commence profitable operations."

    If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 3 to financial statements included herewith.

    Discretionary Use of Proceeds

    We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

    No Substantive Disclosure Relating to Prospective Acquisitions

    Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

    Future Acquisition or Merger May Result in Substantial Dilution

    We are currently authorized to issued 50,000,000 shares of common stock, of which 20,000,000 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

    Management Will Devote Only Minimal Time to our Business

    Presently, our three directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

    Effective Voting Control Held by Directors

    Our directors own in the aggregate approximately 69% of our outstanding voting securities. Only two other shareholders own in excess of 5%. Accordingly, the current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders.

    No active market for our common stock

    Our common stock has only recently been listed and there has not been an active trading market in the shares. There can be no assurance that any such market will ever develop or be maintained. Any trading market for the common stock that may develop will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, in the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board would be jeopardized.

Item 2.      Description of Property

    We do not presently own any property.


Item 3.        Legal Proceedings

    There are no material pending legal proceedings to which Ocean Express Lines, or any subsidiary thereof, is a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 4.        Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                 PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

    Our common stock became eligible to be traded in the over-the-counter market in November 2002. Quotations are published on the OTC Bulletin Board under the symbol "OEXL" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Ocean Express Lines, Inc. Because our shares were only recently included on the OTC Bulletin Board, there is no history of reported trades in the public market.

    The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state. It is most likely that our shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.
    The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

    * registered and traded on a national securities exchange meeting specified criteria set by the SEC;
    *    authorized for quotation on The NASDAQ Stock Market;
    *    issued by a registered investment company;
    * excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or
    *    exempted from the definition by the SEC.

    If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

    For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.
Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

    As of March 27, 2003 there were approximately 99 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued between 1971 and 1999 in various, isolated transactions. We have relied upon the exemption provided by
Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

    Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c),
(e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the total outstanding shares, 2,934,351 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. For purposes of this report only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 2,934,351 shares owns more than five percent (5%) of the total outstanding shares.

    The remaining 17,065,649 shares are considered restricted securities and presently held by four shareholders. All of the restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.

    Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of

    * the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or
    *    1% of the shares then outstanding.

    In order for a shareholder to rely on Rule 144, we must have available adequate current public information with respect to our business and financial status. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares under Rule 144(k) without regard to the various resale limitations of Rule 144.

Dividend Policy

    We have not declared or paid cash dividends or made distributions in the past on our common stock, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and invest future earnings to finance operations.


Item 6.        Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

    We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2002 have been paid for by advances from shareholders, which are evidenced on our financial statements as accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

    During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack funds, it may be necessary for our officers and directors to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    We have accumulated approximately $29,900 of net operating loss carryforwards as of December 31, 2002. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2002 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

    This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

    * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
    * uncertainties involved in the rate of growth of our business and acceptance of our products and services;
    * volatility of the stock market, particularly within the technology sector; and
    *    general economic conditions.

    Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

    On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the consolidated financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

    In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Management is currently reviewing SFAS 146.

    In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. Management does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.


Item 7.        Financial Statements

    Financial statements for the fiscal years ended December 31,2002 and 2001 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.


                                PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

    The following table sets forth the names, ages, and offices held by our directors and executive officers:

     Name                    Age         Position
     H. Deworth Williams     66        President, C.E.O. and Director
     Edward F. Cowle         45        Secretary and Director
     Bobbi Heywood           29        Treasurer and Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, due to our lack of funds, directors will defer their expenses and any compensation until such time as we can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board and each executive officer serves at the discretion of the Board. We do not have any standing committees.

    None of our directors are currently, nor for the past three years have been, a director of a "shell" or "blank check" company or other corporation that is actively pursuing acquisitions or mergers, except as set forth below in their respective resumes.

    No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

    Our present directors have other full-time employment or sources of income and will routinely devote only such time to our business necessary to maintain our viability. It is estimated that each director will devote less than ten hours per month to our activities. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.
    Currently, there is no arrangement, agreement or understanding between management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

    The business experience of each of the persons listed above during the past five years is as follows:

    H. Deworth Williams. Mr. Williams was appointed President following the resignation of Geoff Williams in January 2003. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than thirty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings. Since 1994, he has been a director of Laser Technology, Inc., a publicly traded company located in Englewood, Colorado that manufacture and markets precision laser measurement devices. In March 2000, Mr. Williams agreed to a Commission order not cause any violations of
Section 13(a) of the Securities Exchange Act of 1934. Mr. Williams is the father of Geoff Williams, our former President.

    Mr. Williams has also served as President and a director of Energy Producing Technology, Inc., a blank check company, from 2001 to the present.

    Edward F. Cowle. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President-Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. Since 2000, he has also been a director of Laser Technology, Inc. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979.

    Mr. Cowle has been an executive officer and director of the following companies that may be deemed blank check companies: Big Flash Corporation (President and Chairman of the Board from 1999 to the present; Calypso Financial Services, Inc. (President and Chairman of the Board from 1999 to the present); Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to 2001 and President from 2001 to the present); and Westgate Acquisitions Corp. (Secretary and director from 1999 to 2001 and President from 2001 to the present).

    Bobbi Heywood. Ms. Heywood became Treasurer and a director of the Company in February 2003. From 2000 to the present, Ms. Heywood has been an office manager with Williams Investments Company in Salt Lake City, Utah. From 1998 to 2000, Ms. Heywood was office manager of Mountain State Tile, a tile company located in Sandy, Utah, and from 1997 to 1998, she was project manager with Scandia Construction, Inc. in St. George, Utah. Ms. Heywood also worked as an office manager for Silver Spur Painting in St. George, Utah from 1996 to
1997. Ms. Heywood has attended Dixie College in St. George, Utah and Salt Lake Community College.

    Ms. Heywood has also been an executive officer and/or director of the following companies, each of which is considered a blank check company: Grant Ventures, Inc. (Treasurer and director from July 2001 to the present); and RAKO Capital Corporation (Secretary and director from February 2001 to December 2002).

Former Director

    Geoff Williams. Mr. Williams became a director and President in February 2000. In February 2003, Mr. Williams resigned as President and a director. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings.
 He is presently and has been since 1999, a director of Consolidated Travel Systems, Inc., a company actively seeking acquisitions or merger candidates. Mr. Williams attended the University of Utah and California Institute of the Arts.

    Mr. Williams has been an executive officer and director of the following companies that may be deemed blank check companies: Calypso Financial Services, Inc. (Secretary and director from 1999 to the present); Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present); Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present); Grant Ventures, Inc. (Secretary and director from 1999 to the present); RAKO Capital Corporation (President and director from June 2001 to December 2002); and Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).


Item 10.    Executive Compensation

    We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2002 and 2001. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information, to the best of our knowledge, as of March 27, 2003, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                  Amount and Nature of        Percent
of Beneficial Owner               Beneficial Ownership       of Class(1)
-------------------               --------------------       -----------
H. Deworth Williams*                  13,762,995(2)             68.8%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
Edward F. Cowle*                          13,654                 0.1%
  6 East 45th Street, 10th Floor
  New York, NY 10017
Geoff Williams                         2,254,000                11.3%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
James Ruzicka                          1,035,000                 5.2%
  c/o 54 West 400 South, Suite 220
  Salt Lake City, UT 84101
All directors and officers            13,776,649                68.9%
  a group (3 persons)
____________________
    *    Director and/or executive officer

    Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

    (1) Based upon 20,000,000 shares of common stock outstanding on December 31, 2002.
    (2) Includes 13,749,824,000 in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.


Item 12.    Certain Relationships and Related Transactions

    There have been no material transactions during the past two fiscal years between us and any officer, director, nominee for election as director, or any shareholder owning greater than 5% of our outstanding shares, nor any member of the above referenced individuals' immediate family.

    Our officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which we have indicated an interest, either through a proposed business plan or by way of an express statement of interest contained in our minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the Board of Directors and made available to us. In the event the Board shall reject an opportunity so presented and only in that event, any of our officers or directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of us. There can be no assurance, however, that these efforts will be successful.

    In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by us and the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the shareholders or a disinterested Board of Directors. See Item 1 "Description of Business - Form of Potential Acquisition or Merger" above.


Item 13.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

Exhibit No.              Exhibit Name
     *3.1     Certificate of Incorporation and all amendments thereto
     *3.2     By-Laws
     *4.1     Instrument defining rights of holders (See Exhibit 3.1 -
              Certificate of Incorporation , Article 2)
    *16.1     Letter regarding change in certifying accountant
     99.1     Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002
     99.2     Certification of Principal Accounting Officer Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

    *    Previously filed as Exhibit to Form 10-SB dated July 3, 2001

    (b) No report on Form 8-K was during the three month period ended December 31, 2002.


Item 14.    Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.


                                SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Ocean Express Lines, Inc.

                                        By:     /S/ H. DEWORTH WILLIAMS
                                                -----------------------
                                                H. Deworth Williams
President and C.E.O.

Dated:   April 8, 2003


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Title                         Date


                                     President, C.E.O. and    April 8, 2003
/S/ H. DEWORTH WILLIAMS                 Director
--------------------
H. Deworth Williams



                                     Secretary and Director   April 8, 2003
/S/ EDWARD F. COWLE                  Principal Accounting
--------------------                 Officer
Edward F. Cowle


                                     Treasurer and Director   April 8, 2003
/S/ BOBBI HEYWOOD
--------------------
Bobbi Heywood



Certifications

                        CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, H. Deworth Williams, Chief Executive Officer of the Ocean Express Lines, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Ocean Express Lines, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 8, 2003


/s/   H. DEWORTH WILLIAMS

H. Deworth Williams
Chief Executive Officer

                       CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Edward F. Cowle, Principal Accounting Officer of the Ocean Express Lines, Inc. (the "registrant"), certify that:

    1. I have reviewed this annual report on Form 10-KSB of Ocean Express Lines, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 8, 2003


/s/   EDWARD F. COWLE

Edward F. Cowle
Principal Accounting Officer

                        OCEAN EXPRESS LINES, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                           December 31, 2002



                            C O N T E N T S


Independent Auditors' Report                                     2

Balance Sheet                                                    3

Statements of Operations                                         4

Statements of Stockholders' Equity (Deficit)                     5

Statements of Cash Flows                                         7

Notes to the Financial Statements                                8



    INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ocean Express Lines, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ocean Express Lines, Inc. (a development stage company), as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and from inception of the development stage on July 31, 1987 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Express Lines, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from inception of the development stage on July 31, 1987 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with a deficit in working capital, shareholders' deficit, and no significant operating results to date, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 5, 2003

                         OCEAN EXPRESS LINES, INC.
                       (A Development Stage Company)
                               Balance Sheet

                                  ASSETS
                                  ------
                                                                December 31,
                                                                    2002
                                                                ------------
CURRENT ASSETS                                                  $          -
                                                                ------------
  Total Current Assets                                          $          -
                                                                ------------
    TOTAL ASSETS                                                $          -
                                                                ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                              $      4,922
  Accounts payable related party                                      11,360
                                                                ------------
    Total Current Liabilities                                         16,282
                                                                ------------
    Total Liabilities                                                 16,282
                                                                ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.0001 par value; authorized 50,000,000
   shares; 20,000,000 shares issued and outstanding                    2,000
  Additional paid-in capital                                         220,725
  Deficit accumulated prior to the development stage                (151,800)
  Deficit accumulated during the development stage                   (87,207)
                                                                ------------
    Total Stockholders' Equity (Deficit)                             (16,282)
                                                                ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                   $          -
                                                                ============

The accompanying notes are an integral part of these financial statements.

                        OCEAN EXPRESS LINES, INC.
                      (A Development Stage Company)
                        Statements of Operations

                                                             From
                                                        Inception of the
                                                          Development
                                                            Stage on
                                For the Years Ended         July 31
                                    December 31,          1987 Through
                              ------------------------    December 31,
                                 2002          2001          2002
                              ----------    ----------    ----------
REVENUES                      $        -    $        -    $        -

EXPENSES                           8,842         4,063        26,282
                              ----------    ----------    ----------
LOSS FROM OPERATIONS          $   (8,842)   $   (4,063)    $ (26,282)
                              ==========    ==========    ==========
LOSS FROM DISCONTINUED OPERATIONS
(Note 5)                               -             -       (60,925)
                              ----------    ----------    ----------
NET LOSS                      $   (8,842)   $   (4,063)   $  (87,207)
                              ==========    ==========    ==========
BASIC LOSS PER SHARE          $    (0.00)   $    (0.00)
                              ==========    ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING           20,000,000    20,000,000
                              ==========    ==========

The accompanying notes are an integral part of these financial statements.

                         OCEAN EXPRESS LINES, INC.
                      (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                   Common Stock      Additional  During the
                              ---------------------   Paid-In    Development
                                Shares      Amount     Capital      Stage
                              ---------   ---------   ---------   ---------
Balance from inception of
  the development stage
  of July 31, 1987              250,083   $      25   $ 151,775   $(151,800)

Issuance of common stock
  for mining claims at
  predecessor cost of $0.00     579,104          58         (58)          -

Capital contributed to cover
  operating expenses                  -           -       2,425           -

Net loss for the period from
  August 1, 1987 through
  December 31, 1989                   -           -           -      (2,425)
                              ---------   ---------   ---------   ---------

Balance, December 31, 1989      829,187          83     154,142    (154,225)

Capital contributed to cover
  operating expenses                  -           -       1,000           -

Net loss for the year ended
  December 31 1990                    -           -           -      (1,000)
                              ---------   ---------   ---------   ---------
Balance, December 31, 1990      829,187          83     155,142    (155,225)

Common shares cancelled        (329,022)        (33)         33           -

Common shares issued in
  acquisition of Ocean
  Express Lines, Inc.         5,750,000         575      56,925           -

Net loss for the period from
  January 1, 1991 through
  December 31, 1998                   -           -           -     (57,500)
                              ---------   ---------   ---------   ---------
Balance, December 31, 1998    6,250,165   $     625   $ 212,100   $(212,725)
                              ---------   ---------   ---------   ---------

The accompanying notes are an integral part of these financial statements.

                         OCEAN EXPRESS LINES, INC.
                      (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)

                                                                   Deficit
                                                                 Accumulated
                                   Common Stock      Additional  During the
                              ---------------------   Paid-In    Development
                                Shares      Amount     Capital      Stage
                              ---------   ---------   ---------   ---------
Balance, December 31, 1998    6,250,165   $     625   $ 212,100   $(212,725)

Common shares issued per
  court order at $0.0008 per
  share for conversion of
  debt on December 16, 1999  13,749,835       1,375       8,625           -

Net loss for the year ended
  December 31, 1999                   -           -           -     (10,000)
                              ---------   ---------   ---------   ---------
Balance, December 31, 1999   20,000,000       2,000     220,725    (222,725)

Net loss for the year ended
  December 31, 2000                   -           -           -      (3,377)
                              ---------   ---------   ---------   ---------
Balance, December 31, 2000   20,000,000       2,000     220,725    (226,102)

Net loss for the year ended
  December 31, 2001                   -           -           -      (4,063)
                              ---------   ---------   ---------   ---------
Balance, December 31, 2001   20,000,000       2,000     220,725    (230,165)

Net loss for the year ended
  December 31, 2002                   -           -           -      (8,842)
                              ---------   ---------   ---------   ---------
Balance, December 31, 2002   20,000,000   $   2,000   $ 220,725   $(239,007)
                             ==========   =========   =========   =========


Deficit accumulated prior to the development stage                $(151,800)
Deficit accumulated during the development stage                  $ (87,207)
                                                                  ---------
                                                                  $(239,007)
                                                                  =========

The accompanying notes are an integral part of these financial statements.

                           OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                              From
                                                                         Inception of the
                                                                           Development
                                                                             Stage on
                                                 For the Years Ended          July 31,
                                                    December 31,           1987 Through
                                                ------------------------    December 31,
                                                   2002          2001          2002
                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $   (8,842)   $   (4,063)   $  (87,207)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Loss on common stock issued for subsidiary             -             -        57,500
Changes in operating assets and liabilities:
  Increase in accounts payable                       1,922         1,400        14,922
  Increase in accounts payable - related party       6,920         2,663        11,360

                                                ----------    ----------    ----------
    Net Cash Used by Operating Activities                -             -        (3,425)

CASH FLOWS FROM INVESTING ACTIVITIES                     -             -             -
                                                ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution of capital by shareholders                -             -         3,425
                                                ----------    ----------    ----------
    Net Cash Provided by Financing Activities            -             -         3,425
                                                ----------    ----------    ----------
CHANGE IN CASH                                           -             -             -
                                                ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                              -             -             -
                                                ----------    ----------    ----------
CASH AT END OF PERIOD                           $        -    $        -    $        -
                                                ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

Cash paid during the year for:

  Interest                                      $        -    $        -    $        -
  Income taxes                                  $        -    $        -    $        -

NON-CASH FINANCING AND INVESTING
    ACTIVITIES:

  Common stock issued in acquisition            $        -    $        -    $   57,500
  Common stock issued for conversion of debt    $        -    $        -    $   10,000

The accompanying notes are an integral part of these financial statements.

                          OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Business and Organization

         Ocean Express Lines, Inc. (The Company) was incorporated in the state of Idaho on May 6, 1971 under the name Hall Mt. Silver Mines, Inc. In June, 1989, the Company changed its name to Network Videotex Systems, Inc, and in November of 1989, changed its name again to Wessex International, Inc. In May, 1991, the Company acquired Ocean Express Lines, Inc., a Florida corporation (Florida), and changed its name to Ocean Express Lines, Inc. In 1994 Florida was dissolved, and as of December 31, 2002 the Company had no investments in subsidiaries.

         For a short time after its inception, the Company's primary operating focus was mining properties and claims. In July, 1987, the Company re-entered the development stage. The Company has been inactive since that time.

         In April 1991, the Company consummated an acquisition agreement with Ocean Express Lines, Inc., a Florida corporation, with the intention of operating a shipping business (See Note 2). The Company was unsuccessful in obtaining the necessary financing to pursue this business opportunity, and disposed of the assets and operations of this company later in the same year. Accordingly, the Company remained in the development stage during this period.

         In March, 2000, the Company merged with Ocean Express Lines, Inc., a Nevada corporation (Nevada). Nevada issued 20,000,000 shares of its common stock to the shareholders of the Company, in exchange for all of the shareholders' stock in the Company. The Company is the surviving entity for accounting purposes, and Nevada is the surviving entity for legal purposes. Nevada was organized on February 18, 2000, and had no assets or liabilities at the time of merger. The sole purpose of this transaction was to change the Company's corporate domicile from Idaho to Nevada.

         b.  Basic Loss Per Share

         The computation of basic loss per share per share of common stock is based on the weighted average number of shares outstanding during the period.

                         OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         b.  Basic Loss Per Share (Continued)

                                                 December 31,
                                         --------------------------
                                            2002            2001
                                         -----------    -----------
         Loss (numerator)                $    (8,842)   $    (4,063)
         Weighted average shares
         (denominator)                    20,000,000     20,000,000
                                         -----------    -----------
         Loss per share                  $     (0.00)   $     (0.00)
                                         ===========    ===========

         c. Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         d.  Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                         2002            2001
                                      -----------    -----------
         Deferred tax assets:
           NOL Carryover              $    11,638    $     7,980

         Deferred tax liabilities:

         Valuation allowance              (11,638)        (7,980)
                                      -----------    -----------
         Net deferred tax asset       $         -    $         -

                          OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         d.  Provision for Taxes (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                         2002             2001
                                      ------------    ------------
         Book Loss                    $     (3,448)   $       (308)
         State Tax Expense                    (100)              -
         Valuation allowance                 3,548             308
                                      ------------    ------------
                                      $          -    $          -
                                      ============    ============

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $29,900 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         e.  Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         f.  Newly Issued Accounting Pronouncements

         During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

                          OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         g.  Executive Compensation

         During the year ended December 31, 2002 various services were contributed to the Company by members of its Board of Directors. The aggregate value of these contributed services was determined to be immaterial to the financial statements.

NOTE 2 - COMMON STOCK TRANSACTIONS

         In 1988, management acquired mining claims in exchange for 579,104 shares of common stock, valued at predecessor cost of $0. In 1989, the Company elected to forward-split its common stock on a one-for-three basis, and subsequently changed the par value of its shares from $0.10 to $0.01. All references to common stock have been retroactively restated.

         In 1991, the Company consummated an agreement with Ocean Express Lines, Inc., a Florida company (Florida) under which the Company issued 5,750,000 shares of its common stock to the shareholders of Florida, in exchange for all the issued and outstanding shares of Florida. The Company's shares were valued at par value on the merger date of $0.01 per share. As an additional stipulation of the agreement, the Company also cancelled 329,022 shares of its common stock, leaving the balance of the Company's issued and outstanding common shares at 6,250,165 as of December 31, 1991. Immediately prior to consummating this agreement, the Company reverse-split its common stock on a 1 to 18.09 basis. All references to common stock have been retroactively restated.

         In 1999, the Company issued all of its remaining authorized but previously unissued shares of common stock (13,749,835 shares of 20,000,000 authorized shares) in lieu of $10,000 debt, pursuant to a legal judgment and court order dated December 17, 1999.

         Also in 1999, the Company elected to amend its articles of incorporation such that the par value of its common shares was changed from $0.01 to $0.0001. All references to the par value have been retroactively restated.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had no significant operations since inception. As reported in the financial statements, the Company has an accumulated deficit of $239,007 as of December 31, 2002.

         These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

                          OCEAN EXPRESS LINES, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2002 and 2001


NOTE 3 - GOING CONCERN (Continued)

         The ability of the Company to continue as a going concern is also dependent upon its ability to successfully seek out and consummate an agreement with an existing operating company, or secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

         During the periods ended December 31, 2002 and 2001, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2002 and 2001, the total of related party advances was $11,360 and $4,440, respectively, and has been classified as accounts payable - related party.

NOTE 5 - DISCONTINUED OPERATIONS

         In 1998, the Company elected to discontinue all operations relating to the mining activities and Ocean Express Lines, Inc., a Florida Corporation.

         The following is a summary of discontinued operations:

            Revenue                                    $        -
            Expenses                                        3,425
            Loss on stock issued for Ocean Express
              Lines, Inc., a Florida Corporation           57,500
                                                       ----------
            Total Loss on Discontinued operations      $   60,925
                                                       ==========

NOTE 6 - MATERIAL EVENT

         On December 23, 2002, the Company entered into an Agreement and Plan of Merger with Media Fusion, Inc. (Media Fusion), whereby Media Fusion was to be merged with and into the Company. Media Fusion is a company engaged in researching and developing Electro-resistive Magnetic Resonance Conversion technology, to which it has certain rights pursuant to license agreements. In connection with the proposed merger, the Company was to effect a reverse stock split of its outstanding common stock on a one share for ten shares basis and change the Company's corporate name to "Power Measurement & Communications, Inc."

         Under terms of the merger agreement, certain conditions were to be satisfied by the parties prior to completion and closing of the transaction. However, not all conditions to closing were satisfied and the Agreement was terminated by its own terms in February 2003. Accordingly, the Company has not effected a reverse stock split nor changed the Company's corporate name. Management considers the proposed transaction abandoned and the Company does not intend to pursue further discussions with Media Fusion.