Form 10QSB
period 2003-03-31
OCEAN EXPRESS LINES INC
filed 2003-05-15
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

    [X]    Quarterly Report Under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                   For the quarterly period ended March 31, 2003

                                     OR

    [ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

            For the transition period from ___________ to _____________

                     Commission File Number   000-49901

                          OCEAN EXPRESS LINES, INC.
       (Exact name of small business issuer as specified in its charter)

                  Nevada                            87-0646435
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

           56 West 400 South, Suite  #220, Salt Lake City, Utah 84101
                   (Address of principal executive offices)

                               (801) 322-3401
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                     Outstanding as of May 15, 2003
    Common Stock, Par Value                    2,000,000
      $.0001 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                               TABLE OF CONTENTS
                                                                         Page
                        PART  I.   FINANCIAL  INFORMATION

Item  1.    Financial  Statements                                           3

    Balance Sheets, March 31, 2003 (unaudited) and December 31, 2002        4

    Statements of Operations, three months ended March 31, 2003 and 2002 and from July 31, 1987 (date of inception of the development stage)
      through March 31, 2003(unaudited)                                     6

    Statements of Stockholders' Equity, from July 31, 1987 (Date of
     Inception of the development stage) through March 31, 2003
     (unaudited)                                                            7

    Statements of Cash Flows, three months ended March 31, 2003 and 2002 and from July 31, 1987, (date of inception of the development stage)
      through March 31, 2003 (unaudited)                                    9

    Notes to Financial Statements                                          10

Item 2.    Management's Discussion and Analysis or Plan of Operation       11

Item 3.    Controls and Procedures                                         12

                        PART  II.  OTHER  INFORMATION

Item  1.    Legal Proceedings                                              12

Item  2.    Changes In Securities                                          12

Item  3.    Defaults Upon Senior Securities                                12

Item  4.    Submission of Matters to a Vote of Securities Holders          12

Item  5.    Other Information                                              13

Item  6.    Exhibits and Reports on Form 8-K                               13

    Signatures                                                             14

    Certifications                                                         15



                    PART  I   -   FINANCIAL INFORMATION

Item  1:    Financial  Statements

    The accompanying balance sheets of Ocean Express Lines, Inc. at March 31, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002 and the period September 19, 1983 (date of inception of development stage) to March 31, 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     March 31,    December 31,
                                                       2003          2002
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                            Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                     March 31,            December 31,
                                                        2003                   2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    7,052            $    4,922
  Payable to related party                               12,275                11,360
  Accrued interest related party                            290                     -
                                                     ----------            ----------
   Total Current Liabilities                             19,617                16,282
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value;
  authorized 5,000,000 shares, 2,000,000 issued
  and outstanding                                           200                   200
  Additional paid-in capital                            222,525               222,525
  Deficit accumulated prior to the development stage   (151,800)             (151,800)
  Deficit accumulated during the development stage      (90,542)              (87,207)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (19,617)              (16,282)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                           OCEAN EXPRESS LINES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                         From
                                  For the          Inception of the
                                Three Months       development stage
                                   Ended              on July 31,
                                  March 31,          1987 through
                            ----------------------     March 31,
                               2003         2002         2003
                            ----------   ----------   ----------
REVENUES                    $        -   $        -   $        -

EXPENSES                         3,045        4,332       29,327
                            ----------   ----------   ----------
LOSS FROM OPERATIONS            (3,045)      (4,332)     (29,327)
                            ----------   ----------   ----------
OTHER EXPENSES

  Interest expense                (290)           -         (290)
                            ----------   ----------   ----------
    Total Other Expenses          (290)           -         (290)
                            ----------   ----------   ----------
LOSS FROM DISCONTINUED
 OPERATIONS                          -            -      (60,925)
                            ----------   ----------   ----------
NET LOSS                    $   (3,335)  $   (4,332)  $  (90,542)
                            ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                            $    (0.00)  $    (0.00)
                            ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      2,000,000    2,000,000
                            ==========   ==========

   The accompanying notes are an integral part of these financial statements.



                             OCEAN EXPRESS LINES, INC.
                           (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on July 31, 1987 through March 31, 2003


                                                              Additional
                                         Common Stock           Paid-In      Accumulated
                                      Shares        Amount      Capital        Deficit
                                    ----------    ----------    ----------    ----------
Balance at inception on
July 31, 1987                           25,008    $        2    $  151,798    $ (151,800)

Issuance of common stock
for mining claims at
predecessor cost of $0.00               57,910             6            (6)            -

Capital contributed to cover
operating expenses                           -             -         2,425             -

Net loss for the period
August 1, 1987 through
December 31, 1989                            -             -             -        (2,425)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1989                                    82,918             8       154,217      (154,225)

Capital contributed to
cover operating expenses                     -             -         1,000             -

Net loss for the year ended
December 31, 1990                            -             -             -        (1,000)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1990                                    82,918             8       155,217      (155,225)

Common shares cancelled                (32,902)           (3)            3             -

Common shares issued in
acquisition of Ocean Express
Lines, Inc.                            575,000            57        57,443             -

Net loss for the period from
January 1, 1991 through
December 31, 1998                            -             -             -       (57,500)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 1998             625,016    $      62     $  212,663    $ (212,725)
                                    ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements.



                          OCEAN EXPRESS LINES, INC
                           (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 31, 1987 through March 31, 2003


                                                              Additional
                                         Common Stock           Paid-In     Accumulated
                                     Shares        Amount       Capital       Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1998            625,016    $       62    $  212,663    $ (212,725)

Common shares issued per
court order at $0.0008 per
share for conversion of debt
on December 16, 1999                1,374,984           138         9,862             -

Net loss for the year ended
December 31, 1999                           -             -             -       (10,000)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 1999          2,000,000           200       222,525      (222,725)

Net loss for the year ended
December 31, 2000                           -             -             -        (3,377)
                                   ----------    ----------    ----------    ----------

Balance, December 31, 2000          2,000,000           200       222,525      (226,102)

Net loss for the year ended
December 31, 2001                           -             -             -        (4,063)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2001          2,000,000           200       222,525      (230,165)

Net loss for the year ended
December 31, 2002                           -             -             -        (8,842)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2002          2,000,000           200       222,525      (239,007)

Net loss for the three
months ended March 31,
2003 (Unaudited)                            -             -             -        (3,335)
                                   ----------    ----------    ----------    ----------
Balance March 31,
2003 (Unaudited)                    2,000,000    $      200    $  222,525    $ (242,342)
                                   ==========    ==========    ==========    ==========

Deficit accumulated prior to the development stage                           $ (151,800)

Deficit accumulated during the development stage                                (90,542)
                                                                             ----------
Total accumulated deficit                                                    $ (242,342)
                                                                             ==========


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Three Months Ended    on July 31,
                                                March 31,            1987 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                             $   (3,335)   $   (4,332)    $  (90,542)
  Adjustments to reconcile
   net cash (used) by
    operating activities:
    Loss on common stock issue for
     Subsidiary                                   -             -         57,500
 Changes in assets and liabilities:
  Increase in accounts payable                2,130             -         17,052
  Increase in payable to
   related party                                915         4,332         12,275
 Increase in accrued interest
  Related party                                 290             -            290
                                         ----------    ----------     ----------
Net Cash Used in
   Operating Activities                           -             -         (3,425)
                                         ----------    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  -             -              -
                                         ----------    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed Capital by Shareholders             -             -          3,425
                                         ----------    ----------     ----------
  Net Cash Provided by
   financing Activities                           -             -          3,425
                                         ----------    ----------     ----------
CHANGE IN CASH                                    -             -              -
                                         ----------    ----------     ----------
CASH AT BEGINNING OF YEAR                         -             -              -
                                         ----------    ----------     ----------
CASH AT END OF YEAR                               -             -              -
                                         ----------    ----------     ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                             $        -    $        -     $        -
    Income Taxes                         $        -    $        -     $        -

NON CASH ACTIVITIES
 Common stock issued in aquisition       $        -    $        -     $   57,500
 Common stock issued for conversion
 of debt                                 $        -    $        -     $   10,000


   The accompanying notes are an integral part of these financial statements.



                            OCEAN EXPRESS LINES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       March 31, 2003 and December 31, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - On May 15, 2003, the Company reverse-split its common stock on a one share for ten shares basis. Immediately subsequent to this transaction, the company had a total of 2,000,000 post-split common shares outstanding. All references to common stock within the body of these financial statements have been retroactively re-stated.


Item 2.        Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    We are considered a development stage company with no assets or capital. The costs and expenses associated with the preparation and filing of our registration statement in 2002 were paid for by advances from shareholders, evidenced by accounts payable to related party and contributed capital. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by officers, directors and/or shareholders in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business, or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations.

Plan of Operation

    During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because we lack funds, it may be necessary for officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made.

    Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of the nature of our company as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months.

Forward-Looking and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    * our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    *    to meet our cash and working capital needs;
    *    our ability to maintain our corporate existence as a viable entity;
         and
    *    other risks detailed in our periodic report filings with the SEC.


    In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


Item 3.     Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                      PART II   -   OTHER INFORMATION


Item 1.        Legal Proceedings

    There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 2.        Changes In Securities and Use of Proceeds

    This Item is not applicable.


Item 3.        Defaults Upon Senior Securities

    This Item is not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

    On February 11, 2003, pursuant to proper notice to shareholders, we held a special meeting of shareholders at 2400 Chase Square, Rochester, New York. At the meeting, shareholders were asked to approve the proposed merger with Media Fusion, Inc., which included the changing of our corporate name to Power Measurement & Communications, Inc. The proposal was approved by a vote of 17,599,075 for, 0 against and 17 abstaining. However, subsequent to the meeting we terminated the proposed merger and did not effect the merger agreement or name change.

    Shareholders also voted on the proposal to effect a one share for ten shares reverse stock split of our issued and outstanding common stock. The proposal was approved by a vote 17,599,075 for, 0 against and 17 abstaining.


Item 5.        Other Information

    On December 23, 2002, we entered into an Agreement and Plan of Merger with Media Fusion, Inc., whereby Media fusion was to be merged with and into our corporate entity. Media Fusion is a company engaged in researching and developing Electro-resistive Magnetic Resonance Conversion technology, to which it has certain rights pursuant to license agreements. At a special meeting held February 11, 2003, shareholders voted to approve the merger, to change our corporate name to "Power Measurement & Communications, Inc.," and to effect a reverse stock split of our outstanding common stock on a one share for ten shares basis

    Under terms of the merger agreement, certain conditions were to be satisfied by the parties prior to completion and closing of the merger. However, not all conditions to closing were satisfied and the agreement was terminated by its own terms in February 2003. Accordingly, we did not close the proposed merger nor change our corporate name. Management considers the proposed transaction abandoned and we do not intend to pursue further discussions with Media Fusion.

    Pursuant to action taken by the Board of Directors on April 30, 2003, it was resolved to proceed with the one share for 10 shares reverse split ratified by shareholders on February 11, 2003. Accordingly, the Board has set May 15, 2003 as the effective date for the split. Following the reverse stock split, our outstanding shares will be reduced from 20 million to approximately 2 million, without giving effect to the possible rounding of fractional shares.

    Our application to have our common stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board has been finalized and the trading symbol "OEXL" was assigned in November 2002. However, as a result of the reverse stock split, effective May 15, 2003, our trading symbol will be "OXPL".


Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 99.1     Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three month period ended March 31, 2003.



                                SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCEAN EXPRESS LINES,  INC.



Date:  May 15, 2003                    By:  /S/   H. Deworth Williams
                                                H. Deworth Williams
                                          President, C.E.O. and Director




Date: May 15, 2003                    By: /S/   Edward F. Cowle
                                                Edward F. Cowle
                                                Secretary and Director
                                               (Principal Accounting Officer)



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


Date: May 15, 2003


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


Date:   May 15, 2003


/s/   Edward F. Cowle

Edward F. Cowle
Principal Accounting Officer