Form 10QSB
period 2003-06-30
OCEAN EXPRESS LINES INC
filed 2003-08-14
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

    [X]    Quarterly Report Under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

                   For the quarterly period ended June 30, 2003

                                     OR

    [ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

            For the transition period from ___________ to _____________

                     Commission File Number   000-49901


                             AMERICAN THORIUM, INC.
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

                           Ocean Express Lines, Inc.
               ------------------------------------------------
                   (Former name if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                     Outstanding as of August  , 2003
    Common Stock, Par Value                    2,000,019
      $.0001 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]



                               TABLE OF CONTENTS
                                                                         Page
                        PART  I.   FINANCIAL  INFORMATION

Item  1.    Financial  Statements                                           3

    Balance Sheets, June 30, 2003 (unaudited) and December 31, 2002         4

    Statements of Operations, three months and six months ended June 30,
     2003 and 2002 and from July 31, 1987 (date of inception of the
     development stage) through June 30, 2003(unaudited)                    6

    Statements of Stockholders' Equity, from July 31, 1987 (Date of
     Inception of the development stage) through June 30, 2003 (unaudited)  7

    Statements of Cash Flows, six months ended June 30, 2003 and 2002 and from July 31, 1987, (date of inception of the development stage)
      through June 30, 2003 (unaudited)                                     9

    Notes to Financial Statements                                          10

Item 2.    Management's Discussion and Analysis or Plan of Operation       12

Item 3.    Controls and Procedures                                         13

                        PART  II.  OTHER  INFORMATION

Item  1.    Legal Proceedings                                              13

Item  2.    Changes In Securities                                          13

Item  3.    Defaults Upon Senior Securities                                13

Item  4.    Submission of Matters to a Vote of Securities Holders          13

Item  5.    Other Information                                              14

Item  6.    Exhibits and Reports on Form 8-K                               14

    Signatures                                                             14

                    PART  I   -   FINANCIAL INFORMATION

Item  1:    Financial  Statements

    The accompanying balance sheet of American Thorium, Inc. at June 30,
2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2003 and 2002 and the period September 19, 1983 (date of inception of development stage) to June 30, 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.

                               AMERICAN THORIUM, INC.
                          (FKA OCEAN EXPRESS LINES, INC.)
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS

                        June 30, 2003 and December 31, 2002


                               AMERICAN THORIUM, INC.
                           (FKA OCEAN EXPRESS LINES, INC.)
                            (A Development Stage Company)
                                  Balance Sheets

                                    ASSETS
                                    ------

                                                     June 30,    December 31,
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

                                AMERICAN THORIUM, INC.
                           (FKA OCEAN EXPRESS LINES, INC.)
                            (A Development Stage Company)
                             Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

                                                      June 30,            December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    2,713            $    4,922
  Payable - related party                                20,644                11,360
                                                     ----------            ----------
   Total Current Liabilities                             23,357                16,282
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.0001 par value;
  authorized 50,000,000 shares, 2,000,019 issued
  and outstanding                                           200                   200
  Additional paid-in capital                            222,525               222,525
  Deficit accumulated prior to the development stage   (151,800)             (151,800)
  Deficit accumulated during the development stage      (94,282)              (87,207)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (23,357)              (16,282)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                                 AMERICAN THORUIM, INC.
                             (FKA OCEAN EXPRESS LINES, INC.)
                              (A Development Stage Company)
                                Statements of Operations
                                       (Unaudited)

                                                                                From
                                  For the                     For         Inception of the
                                Three Months               Six Months    Development Stage
                                   Ended                     Ended            on July 31,
                                  June 30,                  June 30,         1987 Through
                           -----------------------   -----------------------    June 30,
                              2003         2002         2003         2002         2003
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $        -   $        -   $        -   $        -   $        -

EXPENSES                        3,337          135        6,382        3,867       32,664
                           ----------   ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS           (3,337)        (135)      (6,382)      (3,867)     (32,664)
                           ----------   ----------   ----------   ----------   ----------

OTHER EXPENSES

   Interest expense              (403)           -         (693)           -         (693)
                           ----------   ----------   ----------   ----------   ----------

      Total Other Expenses       (403)           -         (693)           -         (693)
                           ----------   ----------   ----------   ----------   ----------

LOSS BEFORE DISCONTINUED
OPERATIONS                     (3,740)        (135)      (7,075)      (3,867)     (33,357)
                           ----------   ----------   ----------   ----------   ----------

LOSS FROM DISCONTINUED
OPERATIONS                          -            -            -            -      (60,925)
                           ----------   ----------   ----------   ----------   ----------

NET LOSS                   $   (3,740)  $     (135)  $   (7,075)  $   (3,867)  $  (94,282)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     2,000,019    2,000,019    2,000,019    2,000,019
                           ==========   ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                                AMERICAN THORIUM, INC.
                           (FKA OCEAN EXPRESS LINES, INC.)
                            (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit)
                  From Inception on July 31, 1987 through June 30, 2003

                                          Common Stock          Additional
                                    ------------------------     Paid-In     Accumulated
                                      Shares        Amount       Capital       Deficit
                                    ----------    ----------    ----------    ----------
Balance at inception of the
the development stage on
July 31, 1987                           25,008    $        2    $  151,798    $ (151,800)

Issuance of common stock
for mining claims at
predecessor cost of $0.00               57,910             6            (6)            -

Capital contributed to cover
operating expenses                           -             -         2,425             -

Net loss for the period
August 1, 1987 through
December 31, 1989                            -             -             -        (2,425)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1989                                    82,918             8       154,217      (154,225)

Capital contributed to
cover operating expenses                     -             -         1,000             -

Net loss for the year ended
December 31, 1990                            -             -             -        (1,000)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1990                                    829,18             8       155,217      (155,225)


Common shares cancelled                (32,902)           (3)            3             -

Common shares issued in
acquisition of Ocean Express
Lines, Inc.                            575,000            57        57,443             -

Net loss for the period from
January 1, 1991 through
December 31, 1998                            -             -             -       (57,500)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 1998             625,016    $       62    $  212,663    $ (212,725)
                                    ----------    ----------    ----------    ----------




   The accompanying notes are an integral part of these financial statements.

                                AMERICAN THORIUM, INC.
                            (FKA OCEAN EXPRESS LINES, INC.)
                             (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit) (Continued)
                  From Inception on July 31, 1987 through June 30, 2003

                                         Common Stock          Additional
                                    ------------------------     Paid-In     Accumulated
                                      Shares        Amount       Capital       Deficit
                                    ----------    ----------    ----------    ----------
Balance, December 31, 1998             625,016    $       62    $  212,663    $ (212,725)

Common shares issued per
court order at $0.0008 per
share for conversion of debt
on December 16, 1999                 1,374,984           138         9,862             -

Net loss for the year ended
December 31, 1999                            -             -             -       (10,000)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 1999           2,000,000           200       222,525      (222,725)

Net loss for the year ended
December 31, 2000                            -             -             -        (3,377)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 2000           2,000,000           200       222,525      (226,102)

Net loss for the year ended
December 31, 2001                            -             -             -        (4,063)
                                    ----------    ----------    ----------    ----------
Balance, December 31, 2001           2,000,000           200       225,525      (230,165)

Net loss for the year ended
December 31, 2002                            -             -             -        (8,842)
                                    ----------    ----------    ----------    ----------
Balance, December 31, 2002           2,000,000           200       222,525      (239,007)

Fractional shares issued
In connection with the
1 for 10 reverse stock split                19             -             -             -

Net loss for the six
months ended June 30,
2003 (Unaudited)                             -             -             -        (7,075)
                                    ----------    ----------    ----------    ----------
Balance June 30,
2003 (Unaudited)                     2,000,019    $      200    $  222,525    $ (246,082)
                                    ==========    ==========    ==========    ==========

Deficit accumulated prior to the development stage                           $ (151,800)

Deficit accumulated during the development stage                                (94,282)
                                                                             ----------
Total accumulated deficit                                                    $ (246,082)
                                                                             ==========



   The accompanying notes are an integral part of these financial statements.

                                AMERICAN THORIUM, INC.
                            (FKA OCEAN EXPRESS LINES, INC.)
                             (A Development Stage Company)
                               Statements of Cash Flows
                                     (Unaudited)

                                                                       From
                                                                  Inception of the
                                                                 Development Stage
                                       For the Six Months Ended     on July 31,
                                                June 30,            1987 Through
                                         ------------------------     June 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (7,075)   $   (3,867)   $  (94,282)
  Adjustments to reconcile
   net cash used by
   operating activities:
    Loss on common stock issued for
     subsidiary                                   -             -        57,500
 Changes in assets and liabilities:
  Increase (decrease) in accounts payable    (2,209)            -        12,713
  Increase in account payable-
   related party                              9,284         3,867        20,644
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -        (3,425)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed Capital by Shareholders             -             -         3,425
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         3,425
                                         ----------    ----------    ----------
CHANGE IN CASH EQUIVALENTS                        -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                      -             -             -
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -

NON CASH ACTIVITIES
 Common stock issued in aquisition       $        -    $        -    $   57,500
 Common stock issued for conversion
 of debt                                 $        -    $        -    $   10,000


   The accompanying notes are an integral part of these financial statements.

                                AMERICAN THORIUM, INC.
                           (FKA OCEAN EXPRESS LINES, INC.)
                            (A Development Stage Company)
                          Notes to the Financial Statements
                         June 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

                                 AMERICAN THORIUM, INC.
                             (FKA OCEAN EXPRESS LINES, INC.)
                              (A Development Stage Company)
                            Notes to the Financial Statements
                           June 30, 2003 and December 31, 2002


NOTE 3 - OTHER EVENTS

         Effective May 15, 2003, the Company reverse-split its shares of common stock on a one share for ten shares basis. The financial statements have been restated to reflect the reverse split on a retroactive basis.

         On June 18, 2003, the Company's Board of Directors unanimously approved and holders of a majority of the outstanding common stock ratified by written consent the proposal to change the corporate name to American Thorium, Inc.

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


Item 3.     Controls and Procedures.

    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.



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


Item 4.        Submission of Matters to a Vote of Security Holders

     Pursuant to action taken on June 18, 2003, by unanimous consent of our Board of Directors and the majority written consent of the outstanding shares of our common stock, we changed our corporate name to American Thorium, Inc. Articles of Amendment were filed with the State of Nevada on June 19, 2003, and Articles of Correction were filed on July 3, 2003 to correct an error in the original filing


Item 5.        Other Information

     On July 29, 2003, our name was changed on the OTC Bulletin Board to American Thorium, Inc. and our trading symbol changed from "OXPL" to "AHRM." We also effected a reverse stock split of its outstanding common stock on May 15, 2003 on a one share for ten shares basis. Presently, we have issued and outstanding 2,000,019 shares of common stock, post-split.


Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 32.1  Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    Reports on Form 8-K

    We filed a Form 8-K on August 6, 2003 reporting under Item 5 the change of our corporate name and reverse split of our oustanding common stock.


                                SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN THORIUM,  INC.


Date:  August 14, 2003                  By:  /S/   H. DEWORTH WILLIAMS
                                                H. Deworth Williams
                                          President, C.E.O. and Director


Date:  August 14, 2003                  By: /S/   EDWARD F. COWLE
                                                Edward F. Cowle
                                            Secretary and Director
                                               (Principal Accounting Officer)