Form 10QSB
period 2003-09-30
OCEAN EXPRESS LINES INC
filed 2003-11-19
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

     [X]  Quarterly Report Under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended September 30, 2003

                                     OR

    [   ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

       For the transition period from ___________ to _____________

                        Commission File Number   000-49901

                          CEMENTITIOUS MATERIALS, INC.
                         (f.k.a. American Thorium, Inc.)
        (Exact name of small business issuer as specified in its charter)

                        Nevada                       87-0646435
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification No.)

             4770 34th Street North, St. Petersburg, FL 33714-3025
                  (Address of principal executive offices)

                               (727) 525-9161
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                 Outstanding as of November 14, 2003
          Common Stock, Par Value                     10,000,042
             $.001 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]




                          TABLE OF CONTENTS
                                                                          Page
                   PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements                                              3

     Balance Sheets, September 30, 2003 (unaudited) and December 31, 2002    4

     Statements of Operations, three and nine months ended September
     30, 2003 and 2002 and from July 31, 1987 (date of inception of
     the development stage) through September 30, 2001(unaudited)            6

     Statements of Stockholders' Equity, from July 31, 1987 (date of inception of the development stage) through September 30, 2003
     (unaudited)                                                             7

     Statements of Cash Flows, three and nine months ended September
     30, 2003 and 2002 and from July 31, 1987, (date of inception of
     the development stage) through September 30, 2003 (unaudited)           9

     Notes to Financial Statements                                          10

Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures                                            14

                       PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                 14

Item  2.  Changes In Securities                                             14

Item  3.  Defaults Upon Senior Securities                                   14

Item  4.  Submission of Matters to a Vote of Securities Holders             14

Item  5.  Other Information                                                 15

Item  6.  Exhibits and Reports on Form 8-K                                  15

     Signatures                                                             16




                  PART  I   -   FINANCIAL INFORMATION

Item  1.  Financial  Statements

     The accompanying balance sheets of Cementitious Materials, Inc. at September 30, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2003 and 2002 and the period September 19, 1983 (date of inception of development stage) to September 30, 2003, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.






                          CEMENTITIOUS MATERIALS, INC.
                         (f.k.a. American Thorium, Inc.)
                        (f.k.a. Ocean Express Lines, Inc.)
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                       September 30, 2003 and December 31, 2002

                           CEMENTITIOUS MATERIALS, INC.
                           (FKA AMERICAN THORIUM, INC.)
                          (FKA OCEAN EXPRESS LINES, INC.)
                           (A Development Stage Company)
                                  Balance Sheets

                                    ASSETS
                                    -------

                                                   September 30, December 31,
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

                           CEMENTITIOUS MATERIALS, INC.
                           (FKA AMERICAN THORIUM, INC.)
                          (FKA OCEAN EXPRESS LINES, INC.)
                           (A Development Stage Company)
                             Balance Sheets (Continued)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

                                                    September 30,         December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    3,557            $    4,922
  Accounts payable related - party                       23,179                11,360
                                                     ----------            ----------
   Total Current Liabilities                             26,736                16,282
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value;
  authorized 12,500,000 shares, 500,042 issued
  and outstanding                                           500                   500
  Additional paid-in capital                            223,885               222,225
  Deficit accumulated prior to the development stage   (151,800)             (151,800)
  Deficit accumulated during the development stage      (99,321)              (87,207)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (26,736)              (16,282)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


The accompanying notes are an integral part of these financial statements.

                         CEMENTITIOUS MATERIALS, INC.
                         (FKA AMERICAN THORIUM, INC.)
                        (FKA OCEAN EXPRESS LINES, INC.)
                        (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)

                                                                                  From
                                  For the                     For         Inception of the
                                Three Months               Nine Months   Development Stage
                                   Ended                     Ended            on July 31,
                                September 30,             September 30,      1987 Through
                           -----------------------   ----------------------- September 30,
                              2003         2002         2003         2002         2003
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $        -   $        -   $        -   $        -   $        -

EXPENSES                        4,524          381       10,906        4,248       37,188
                           ----------   ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS           (4,524)        (381)     (10,906)      (4,248)     (37,188)
                           ----------   ----------   ----------   ----------   ----------

OTHER EXPENSES

   Interest expense              (515)           -       (1,208)           -       (1,208)
                           ----------   ----------   ----------   ----------   ----------

      Total Other Expenses       (515)           -       (1,208)           -       (1,208)
                           ----------   ----------   ----------   ----------   ----------

LOSS BEFORE DISCONTINUED
OPERATIONS                     (5,039)        (381)     (12,114)      (4,248)     (38,396)
                           ----------   ----------   ----------   ----------   ----------

LOSS FROM DISCONTINUED
OPERATIONS                          -            -            -            -      (60,925)
                           ----------   ----------   ----------   ----------   ----------

NET LOSS                   $   (5,039)  $     (381)  $  (12,114)  $   (4,248)  $  (99,321)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                           $    (0.01)  $    (0.00)  $    (0.02)  $    (0.01)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       500,042      500,042      500,042      500,042
                           ==========   ==========   ==========   ==========






The accompanying notes are an integral part of these financial statements.

                        CEMENTITIOUS MATERIALS, INC.
                        (FKA AMERICAN THORIUM, INC.)
                       (FKA OCEAN EXPRESS LINES, INC.)
                        (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
             From Inception on July 31, 1987 through September 30, 2003

                                          Common Stock          Additional
                                    ------------------------     Paid-In     Accumulated
                                      Shares        Amount       Capital       Deficit
                                    ----------    ----------    ----------    ----------
Balance at inception of the
the development stage on
July 31, 1987                            6,252    $        6    $  151,794    $ (151,800)

Issuance of common stock
for mining claims at
predecessor cost of $0.00               14,478            15           (15)            -

Capital contributed to cover
operating expenses                           -             -         2,425             -

Net loss for the period
August 1, 1987 through
December 31, 1989                            -             -             -        (2,425)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1989                                    20,730            21       154,204      (154,225)

Capital contributed to
cover operating expenses                     -             -         1,000             -

Net loss for the year ended
December 31, 1990                            -             -             -        (1,000)
                                    ----------    ----------    ----------    ----------
Balance, December 31,
1990                                    20,730            21       155,204      (155,225)

Common shares cancelled                 (8,326)           (8)            8             -

Common shares issued in
acquisition of Ocean Express
Lines, Inc.                            143,750           143        57,357             -

Net loss for the period from
January 1, 1991 through
December 31, 1998                            -             -             -       (57,500)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 1998             156,254    $      156    $  212,569    $ (212,725)
                                    ----------    ----------    ----------    ----------


The accompanying notes are an integral part of these financial statements.

                         CEMENTITIOUS MATERIALS, INC.
                        (FKA AMERICAN THORIUM, INC.)
                       (FKA OCEAN EXPRESS LINES, INC.)
                        (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on July 31, 1987 through September 30, 2003

                                         Common Stock          Additional
                                    ------------------------     Paid-In     Accumulated
                                      Shares        Amount       Capital       Deficit
<s>                       >          <c>         <c>           <c>           <c>
Balance, December 31, 1998             156,254    $      156    $  212,569    $ (212,725)

Common shares issued per
court order at $0.0008 per
share for conversion of debt
on December 16, 1999                   343,746           344         9,656             -

Net loss for the year ended
December 31, 1999                            -             -             -       (10,000)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 1999             500,000           500       222,225      (222,725)

Net loss for the year ended
December 31, 2000                            -             -             -        (3,377)
                                    ----------    ----------    ----------    ----------

Balance, December 31, 2000             500,000           500       222,225      (226,102)

Net loss for the year ended
December 31, 2001                            -             -             -        (4,063)
                                    ----------    ----------    ----------    ----------
Balance, December 31, 2001             500,000           500       225,225      (230,165)

Net loss for the year ended
December 31, 2002                            -             -             -        (8,842)
                                    ----------    ----------    ----------    ----------
Balance, December 31, 2002             500,000           500       222,225      (239,007)

Fractional shares issued
in connection with the
1 for 10 reverse stock split                 5             -             -             -

Fractional shares issued
in connection with the
1 for 4 reverse stock split                 37             -             -             -

Contributed services                         -             -         1,660             -

Net loss for the nine
months ended September 30,
2003 (Unaudited)                             -             -             -       (12,114)
                                    ----------    ----------    ----------    ----------
Balance September 30,
2003 (Unaudited)                       500,042    $      500    $  223,885    $ (251,121)
                                    ==========    ==========    ==========    ==========

Deficit accumulated prior to the development stage                           $ (151,800)

Deficit accumulated during the development stage                                (99,321)
                                                                             ----------
Total accumulated deficit                                                    $ (251,121)
                                                                             ==========

The accompanying notes are an integral part of these financial statements.

                       CEMENTITIOUS MATERIALS, INC.
                       (FKA AMERICAN THORIUM, INC.)
                      (FKA OCEAN EXPRESS LINES, INC.)
                       (A Development Stage Company)
                         Statements of Cash Flows
                              (Unaudited)

                                                                        From
                                                                  Inception of the
                                                                  Development Stage
                                        For the Nine Months Ended     on July 31,
                                               September 30,        1987 Through
                                         ------------------------   September 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (12,114)  $   (4,248)   $  (99,321)
  Adjustments to reconcile
   net cash used by
    operating activities:
    Loss on common stock issued for
     subsidiary                                   -             -        57,500
    Contributed services                      1,660             -         1,660
  Changes in assets and liabilities:
  Increase (decrease) in accounts payable    (1,365)       (3,000)       13,557
  Increase in account payable
   related party                             11,819         7,248        23,179
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -             -        (3,425)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed Capital by Shareholders             -             -         3,425
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                           -             -         3,425
                                         ----------    ----------    ----------
CHANGE IN CASH EQUIVALENTS                        -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                -             -             -
                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                             $        -    $        -    $        -
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

                         CEMENTITIOUS MATERIALS, INC.
                        (FKA AMERICAN THORIUM, INC.)
                       (FKA OCEAN EXPRESS LINES, INC.)
                        (A Development Stage Company)
                      Notes to the Financial Statements
                  September 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

                           CEMENTITIOUS MATERIALS, INC.
                           (FKA AMERICAN THORIUM, INC.)
                       (FKA OCEAN EXPRESS LINES, INC.)
                        (A Development Stage Company)
                      Notes to the Financial Statements
                  September 30, 2003 and December 31, 2002


NOTE 3 - OTHER EVENTS

         Effective May 15, 2003, the Company reverse-split its shares of common stock on a one share for ten shares basis. The financial statements have been restated to reflect the reverse split on a retroactive basis.

         On June 18, 2003, the Company's Board of Directors unanimously approved and holders of a majority of the outstanding common stock ratified the change of the corporate name to American Thorium, Inc.

NOTE 4 - SUBSEQUENT EVENTS

         Effective October 17, 2003, the Company amended its articles of incorporation changing its name to Cementitious Materials, Inc., reducing the authorized shares from 50,000,000 to 12,500,000 at $0.001 par value and reducing the total number of outstanding shares on a one for four basis from 2,000,019 to 500,042, giving effect to the rounding up of fractional shares. The accompanying financial statements have been restated to reflect the reverse split on a retroactive basis.

         On November 5, 2003, the Company entered into a Share Exchange Agreement (the Agreement) with Cementitious Material Technologies, Inc. (CMTI) wherein the Company agreed to acquire all of the issued and outstanding shares of CMTI in exchange for 4,947,000 shares of the Company's common stock. The Agreement also provides for an additional 4,553,000 shares of the Company's common stock to be issued to four individuals, three of which have been officers, directors and/or shareholders of the Company and one of which was associated with CMTI and will serve as the Company's new CEO and President. CMTI is in the business of licensing, marketing and promoting its technologies for producing certain new construction materials and its manufacturing, applications and requisite construction techniques. In addition, on November 5, 2003, the Company commenced a $6 million private offering of its common stock in order to raise capital to satisfy the requirements of the Company's business plan.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

     Until recently, we were actively seeking out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures. We have been considered a development stage company with no assets or capital. On November 5, 2003, pursuant to unanimous approval of our Board of Directors, we entered into a Share Exchange Agreement whereby we acquired all of the issued and outstanding shares of Cementitious Material Technologies, Inc., a newly created Nevada corporation (hereinafter "CMTI"), in exchange for 4,947,000 shares (post-split) of our authorized, but previously unissued common stock, issued to CMTI shareholders.

     Prior to the acquisition of CMTI, our Board of Directors on October 10, 2003 unanimously approved a one share for four shares reverse stock split of our issued and outstanding shares of common stock, effective October 21, 2003. As a result of the reverse split, we had 500,042 shares of common stock outstanding immediately prior to execution of the Exchange Agreement. In addition to the 4,947,000 shares issued to the shareholders of CMTI, the Exchange Agreement provided for the issuance of 4,553,000 shares (post-split)of authorized but previously unissued common stock to four individuals as consideration for services rendered. Thus, following the close of the Exchange Agreement, we have a total of 10,000,042 shares, post-split, issued and outstanding.

     CMTI was created to accommodate the transactions contemplated by the Exchange Agreement. Following inception, CMTI acquired from Nextium Marketing, LLC, a Florida limited liability company, certain technologies and rights related to the production of light weight, architectural building materials premised on acquired proprietary technology, trade secrets, licenses, patent rights and other intellectual property invented and/or developed by Matthew R. Piazza. Mr. Piazza also assigned to CMTI, United States Utility Patent Application, serial number 60/510,309, entitled "Method of Mixing Reactionary Chemicals," filed October 8, 2003, and to any invention described and claimed therein.

Business

     As a result of our acquisition of CMTI, we have restructured our business to engage in the business of licensing, marketing and promoting new construction materials and their manufacturing, applications and requisite construction techniques. The acquired proprietary technology enables architectural building materials to be produced that offer the look and feel inherent to natural stones, yet deliver a weight of up to 50% less that yields significant comprehensive and flexural strength. We will initially direct our marketing toward establishing high and low volume manufacturing partners to produce a commercial and residential product line of trademarked wall panels, to be used in exterior and interior new wall construction and refurbishing applications. Commercial and retail sales of finished products will be facilitated through a network of distribution channels that we are actively engaged in establishing. We currently do not intend to be involved in the manufacturing of products.

     Our proprietary technology, which is used to manufacture the advanced building materials, allows inexpensive chemistry to be produced that is necessary for binding readily available natural and man-made substances to render advanced cementitious materials. The technology and its methods have been filed with the U.S. Patent Office for Patent protection and are currently under evaluation for approval. The proprietary chemistry, specific processing and manufacturing methods combined with certain other specified substances, form and bind together to produce architectural oriented building materials that can be manufactured in high or low volumes as required. This new material can be cast into end products such as interior/exterior: wall panels, roof tiles, columns, balusters, railings, window sills, capitals, bases, piers, caps, fascia, cornice and trim.

     Our technology and its use results in inexpensive construction and building applications. When casting this material, as opposed to conventional architectural pre-cast concrete, our product is not only 50% lighter volume for volume, but it can also be cast into significantly thinner sections achieving new product offerings that can be used and applied in new ways. Due to the natural and man-made substances used within the technology, all products produced qualify as environmentally green and afford 100% recyclables. Products produced with our technology, such as interior and exterior wall panels, are suited for covering and finishing over insulated concrete forms

     Our financial statements contain a footnote concerning our ability to continue as a going concern. If we are unable to secure the necessary funding to facilitate the plans for our newly acquired business, there is substantial doubt about our ability to continue as a going concern and our business could possibly fail.

     In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Plan of Operation

     During the next 12 months, we intend to pursue our newly acquired business. Because we presently lack the necessary capital to develop our business, our immediate focus is on raising funds to enable us to proceed. Accordingly, we commenced on November 5, 2003, a $6 million private offering of our common stock. The offering of 2 million shares at $3.00 per share, is being made exclusively to accredited investors and is being conducted by our management and employees. As of the date hereof, we have not retained a sales agent or broker-dealer to assist in the offering of our shares. There can be no assurance that this offering will be successful or that we will be able to raise sufficient funds to satisfy our business plan.

     We intend to apply the initial proceeds from the offering to the completion of a comprehensive business plan and the due diligence required to enter into the first stages of our business strategy. Initial funds will be used for general business expenses, payment of indebtedness, working capital, and other expenses. As additional funds become available, we will begin to
emphasize product marketing, including participation in trade shows.   If our
offering is successful, we believe that we will have sufficient fund to pursue our business plan for at least the next 12 months. However, if the offering is not successful, we will not be able to proceed with our business unless we are able to acquire alternative funding from sources unknown to us at this time.

     Until we are able to realize proceeds from our private offering of securities or are able to secure alternative funding, management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Management believes that, presently, the only financing available to us is the private sale of our securities. Because of the nature of our company as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

     We have established our corporate headquarters in St. Petersburg, Florida and intend to establish a business-to-business exchange for our proprietary chemistry technologies, raw and finished materials suppliers, licensed manufacturers and authorized distribution channels. This business exchange will contract, account and facilitate the day-to-day business operations between all distributors, manufacturers, raw materials suppliers and product construction application material suppliers related to the Companies proprietary architectural building materials technologies and associated trademarks and trade secrets.

     We will provide technical consulting assistance to all licensed manufacturers in order to further insure best practices and procedures are implemented and maintained to assure that product quality control standards, production specifications and quotas are met. We will work with our materials and finished product suppliers in an ongoing effort to maintain and improve communications, quality standards and observation to material specifications as well as their overall adherence in meeting order fulfillment. We do not anticipate becoming a manufacturer of our products, rather we intend to contract for these services and to enter into license agreements as warranted.

     We will directly target, negotiate, contract, support and authorize:

     *  specialized distributors of insulating concrete forms;

     * traditional building materials distributors that typically handle lumber, drywall, foam and yellow board type products; and

     *  other traditional distributors of concrete and stone products.

     We intend to maintain a separate corporate facility to conduct accounting, reporting, public relations, advertising, marketing and administration of our management information system. This facility will be used to conduct necessary ongoing enterprise resource planning for all daily business exchange transactions. We will also maintain a small warehouse facility to be used for ongoing research and development and for the production of finished product samples.

     It is our intent to license our technology to targeted high and low volume manufacturers for the production of architectural wall panels. These wall panels will be produced in various textures and colors necessary to meet regional and national market distribution requirements.

     Presently we have six employees, all of whom are subject to employment agreements. We do not anticipate adding employees unless we have sufficient funds to support such expansion and our business demands warrant additional employees.

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

     * our ability to raise sufficient capital to continue development of our technology and to market our products;
     *  to meet our ongoing cash and working capital needs;
     *  our ability to maintain our corporate existence as a viable entity;
        and
     *  other risks detailed in our periodic report filings with the SEC.

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


Item 2.  Changes In Securities and Use of Proceeds

     On November 5, 2003, we entered into the Exchange Agreement whereby we acquired all of the issued and outstanding shares of CMTI common stock in exchange for 4,947,000 shares of our common stock. The shares were distributed to the nine shareholders of CMTI. The Exchange Agreement also provided for an additional 4,553,000 shares of our common stock to be issued to four individuals, three of which have been officers, directors and/or shareholders of our company, and one of which was associated with CMTI and will serve as our new CEO and President. The shares issued under the Exchange Agreement were deemed consideration for the reverse acquisition.

     The above noted shares were issued in a private, isolated transaction without registration under the Securities Act of 1933, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. All shares are deemed restricted securities and certificates representing the shares bear the appropriate restrictive legend.


Item 3.  Defaults Upon Senior Securities

     This Item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     On October 10, 2003 our Board of Directors unanimously assented to and duly adopted the resolution to change the name of our company to Cementitious Materials, Inc., which resolution was to be acted upon by our shareholders by written consent in lieu of a special meeting of shareholders. On the date of the shareholders' written consent , we had a total of 2,000,019 shares of common stock issued and outstanding and entitled to vote. A total of 1,374,983 shares, or 68.7% of our issued and outstanding common stock, approved the name change. Following the written consent by a majority of our shareholders, we filed with the State of Nevada an amendment to our Articles of Incorporation to change our corporate name, effective October 21, 2003.

Item 5.  Other Information

     On October 10, 2003, our Board of Directors unanimously resolved that the outstanding shares of our common stock be reverse split on a one share for four shares basis, effective the opening of business on October 21, 2003, and that our authorized capitalization be correspondingly reduced from 50,000,000 shares of common stock, par value $.001 per share, to 12,500,000 shares of common stock, par value $.001 per share. Upon effectiveness of the reverse stock split, our total outstanding shares were reduced from 2,000,019 shares to 500,042 shares. Also on October 21, 2003, the name change to Cementitious Materials, Inc. as described in Item 4 above, was effective and we were issued a new trading symbol of "CTTM" on the OTC Bulletin Board.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit  2.1  Share exchange agreement

          Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On August 6, 2003, we filed a Form 8-K Current Report, reporting under
Item 5 that we changed our corporate name to American Thorium, Inc. and that we effected a reverse stock split of our outstanding common stock on May 15, 2003, on a one share for ten shares basis.

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CEMENTITIOUS MATERIALS,  INC.



Date:  November 19, 2003                   By:  /S/   KYLE  JONES_____________
                                              Kyle Jones
                                              President, C.E.O. and Director




Date: November 19, 2003                    By: /S/   EDWARD F. COWLE
                                               Edward F. Cowle
                                               C.F.O. and Director