Form 10KSB
period 2003-12-31
CEMENTITIOUS MATERIALS INC
filed 2004-11-23
CIK 863895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                                               Commission File Number 000-49901

                          CEMENTITIOUS MATERIALS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                               87-0646435
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

            19 East 200 South, Suite 1080, Salt Lake City, Utah 84111
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-3401

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[ ] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. The aggregate market value as of October 30, 2004 was approximately $-0-

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding as of October 30, 2004
-----------------------                     ----------------------------------
Common Stock, Par Value                                4,991,042
   $.001 per share
                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.

Transitional Small Business Disclosure Format.   Yes [ ]  No [X]

                                           CEMENTITIOUS MATERIALS, INC.

                                                 TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................           10

Item 3.           Legal Proceedings..............................................................           10

Item 4.           Submission of Matter to a Vote of Security Holders.............................           11

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................           11

Item 6.           Management's Discussion and Analysis or Plan of Operation......................           14

Item 7.           Financial Statements...........................................................           17

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................           17

Item 8A.          Controls and Procedures........................................................           18

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................           18

Item 10.          Executive Compensation.........................................................           21

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           22

Item 12.          Certain Relationships and Related Transactions.................................           22

Item 13.          Exhibits and Reports on Form 8-K...............................................           23

Item 14.          Principal Accountant Fees and Services.........................................           23

                  Signatures.....................................................................           25

                                     PART I

Item 1.       Description of Business

Business Development

     History

     Cementitious Materials, Inc. was originally incorporated in Idaho on May 6, 1971 as Hall Mountain Silver Mines, Inc. For a period after inception, Hall Mountain was involved in the ownership and operations of certain mining claims. Operations discontinued in 1981 and we remained inactive until approximately 1989. On June 5, 1989 we changed our name to Network Videotex Systems, Inc. and, on November 13, 1989, we changed the name to Wessex International, Inc. On May 22, 1991, we acquired Ocean Express Lines, Inc., a Florida corporation engaged in the business of operating a scheduled steamship between Miami, Florida and ports in the Western Caribbean and Gulf of Mexico. The acquisition was accounted for as a pooling of interest. In connection with the transaction, we changed its name to Ocean Express Lines, Inc. We did not achieve profitable operations and ceased operations in 1992.

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

     In February 2000, our shareholders voted to relocate the domicile of incorporation from Idaho to the Nevada. A new corporate entity, also named Ocean Express Lines, Inc., was organized as a Nevada corporation on February 18, 2000. On March 2, 2000 we merged with the Nevada entity, which was the surviving entity. We issued 20 million shares of common stock in the newly formed Nevada corporation to stockholders of the Idaho corporation in exchange for their 20 million shares in the Idaho corporation.

     On December 23, 2002, we entered into an Agreement and Plan of Merger with Media Fusion, Inc., whereby Media fusion was to be merged with and into our corporate entity. Media Fusion is engaged in researching and developing
Electro-resistive Magnetic Resonance Conversion technology, to which it has certain rights pursuant to license agreements. At a special meeting held February 11, 2003, our shareholders voted to approve the merger, to change our corporate name to "Power Measurement & Communications, Inc.," and to effect a reverse stock split of our outstanding common stock on a one share for ten shares basis.

     Under terms of the merger agreement, certain conditions were to be satisfied by the parties prior to completion and closing of the merger. However, not all conditions to closing were satisfied and the agreement was terminated by its own terms in February 2003. Accordingly, we did not close the proposed merger nor change our corporate name and management did not pursue the transaction further.

     On April 30, 2003, our board of directors resolved to proceed with the one share for 10 shares reverse split ratified by shareholders on February 11, 2003. Accordingly, the board set May 15, 2003 as the effective date for the split. Following the reverse stock split, our outstanding shares were reduced from 20 million to approximately 2 million.

     Pursuant to action taken on June 18, 2003 by unanimous consent of our board of directors and the majority written consent of the outstanding shares of our common stock, we changed our corporate name to American Thorium, Inc. Articles of Amendment were filed with the State of Nevada on June 19, 2003, and Articles of Correction were filed on July 3, 2003 to correct an error in the original filing.
                                       -3

     On October 10, 2003, by unanimous consent of our board of directors and the majority written consent of the outstanding shares of our common stock, we changed our corporate name to Cementitious Materials, Inc. Also on October 10, 2003, our board unanimously approved a one share for four shares reverse stock split of our issued and outstanding shares of common stock, effective October 21, 2003. In connection with the reverse stock split, we decreased our authorized capitalization to 12.5 million shares. As a result of the reverse split, we had 500,042 shares of common stock outstanding.

     On November 5, 2003, pursuant to unanimous approval of our board of directors, we entered into a Share Exchange Agreement whereby we acquired all of the issued and outstanding shares of Cementitious Material Technologies, Inc., a newly created Nevada corporation (hereinafter "CMTI"), in exchange for 4,947,000 shares (post-split) of our authorized, but previously unissued common stock, issued to CMTI shareholders. The Share Exchange Agreement also provided for the issuance of 4,553,000 shares (post-split)of authorized but previously unissued common stock to four individuals as consideration for services.

     CMTI was created to accommodate the transactions contemplated by the Share Exchange Agreement. Following inception, CMTI acquired from Nextium Marketing, LLC, a Florida limited liability company, certain technologies and rights related to the production of light weight, architectural building materials premised on acquired proprietary technology, trade secrets, licenses, patent rights and other intellectual property. CMTI also acquired from an individual, United States Utility Patent Application serial number 60/510,309, entitled "Method of Mixing Reactionary Chemicals," filed October 8, 2003, and rights to any invention described and claimed therein.

     It was our intent that following the acquisition of CMTI we would engage in the business of licensing, marketing and promoting new construction materials and their manufacturing, applications and requisite construction techniques based on the acquired technology. This technology could be used to manufacture advanced building materials.

     However, shortly after the acquisition it was determined by the parties involved that it would be in the best interest of all concerned to rescind the acquisition. Accordingly, in April 2004, the parties to the Share Exchange Agreement finalized a Rescission Agreement whereby the Share Exchange Agreement and the acquisition of CMTI was rescinded and deemed null and void. Under the terms of the Rescission Agreement, the 4,947,000 shares of our common stock that were to be issued to CMTI shareholders were canceled and returned to the treasury. Also, 62,000 shares that were to be issued for services were also canceled and returned to the treasury. The balance of 4,491,000 shares issued for services remained outstanding.

     As a result of the rescission of the acquisition, we are now conducting only limited business operations and are considered a development stage company. Presently, we are actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Our principal purpose is to locate and consummate a merger or acquisition with a private entity.

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

     Our principal executive offices are located at 19 East 200 South, Suite 1080, Salt Lake City, Utah 84111, and our telephone number is (801) 322-3401.

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

     Sources of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker- dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has in the past consulted with Williams Investment Company, a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, a director and principal shareholder of Ocean Express Lines. Because there is no agreement or understanding with Williams Investment, we may use other consultants if we so elect. However, due to past experience, we may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

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

     Because we have not located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

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

     Because we currently have no assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

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

Facilities

     We currently use as our principal place of business the offices of our Secretary and director, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

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

     We Have No Assets and No Source of Revenue
--------------------------------------------------------------------------------
     We currently have no assets and have had no revenues for several years. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our Auditors Have Expressed a Going Concern Opinion
--------------------------------------------------------------------------------
     Our independent auditors discuss in their report our ability to continue as a going concern. They include a statement that: "[t]he ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations."

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 2 to financial statements included herewith.

     Discretionary Use of Proceeds
--------------------------------------------------------------------------------
     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No Substantive Disclosure Relating to Prospective Acquisitions
--------------------------------------------------------------------------------
     Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Potential investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Also, potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

     Future Acquisition or Merger May Result in Substantial Dilution
--------------------------------------------------------------------------------
     We are currently authorized to issued 50,000,000 shares of common stock, of which 20,000,000 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

     Management Will Devote Only Minimal Time to our Business
--------------------------------------------------------------------------------
     Presently, our three directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective Voting Control Held by Directors
--------------------------------------------------------------------------------
     Our directors own in the aggregate approximately 51% of our outstanding voting securities. Only one other shareholder owns in excess of 5%. Accordingly, the current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders.

     No Active Market for Our Common Stock
--------------------------------------------------------------------------------
     Our common stock is currently quoted on the NQB Pink Sheet and there has not been an active trading market in the shares. There can be no assurance that any such market will ever develop or be maintained. Any trading market for the common stock that may develop will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Accordingly, there is only a nominal public market for our shares and persons desiring to acquire or sell our shares may encounter a lack of liquidity in the marketplace.

Item 2.       Description of Property

     We do not presently own any property.

Item 3.       Legal Proceedings

     There are no material pending legal proceedings to which we or our subsidiary is a party or to which any of our property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the year ended December 31, 2003. However, on October 10, 2003, a majority of our shareholders approve by written consent, in lieu of a meeting of shareholders, the proposal to amend our articles of incorporation to change our corporate name to Cementitious Materials, Inc. A total of 1,374,983 shares, or approximately 69% of the then outstanding shares, voted for the amendment.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock became eligible to be traded in the over-the-counter market in November 2002 and was quoted on the OTC Bulletin Board under the symbol "OEXL" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Ocean Express Lines, Inc. On May 15, 2003, the symbol was changed to "OXPL" to reflect a one share for ten shares reverse stock split in our outstanding shares. On July 29, 2003, changed to "AHRM" to reflect a change in our corporate name to American Thorium, Inc. Our symbol again changed on November 21, 2003 to "CTTM" to reflect our name change to Cementitious Materials, Inc. Our symbol changed to "CTTME" on April 21, 2004 and on May 20, 2004, our shares were deleted from quotation on the OTCBB because our periodic filings with the SEC were delinquent. Our shares continue to be included on the Pink Sheets.

     Our shares have only traded on a sporadic basis and, accordingly, there is no history of reported trades in the public market.

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

     As of November 15, 2004 there were approximately 99 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued between 1971 and 2003 in various, isolated transactions. We have relied upon the exemption provided by
Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the total outstanding shares, 73,409 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. For purposes of this report only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 73,409 shares owns more than five percent (5%) of the total outstanding shares.

     The remaining 4,917,633 shares are considered restricted securities and presently held by four shareholders. Of these restricted shares, approximately 426,633 are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.

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

Recent Accounting Pronouncements
--------------------------------
     On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the consolidated financial statements, when it becomes effective, will not be significant.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long- lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS
121.  SFAS 144 also  supersedes  the  accounting  and  reporting  provisions  of
Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

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

     In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires  that those  transactions  be  accounted  for in  accordance  with FASB
Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. Management does not expect that the adoption of SFAS 147 will have a material effect on our consolidated financial statements.

      In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting  for
Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management is currently evaluating the effect that the adoption of SFAS 148 will have on our results of operations and financial condition.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

          Name                         Age          Position
          ----                         ---          --------
         Edward F. Cowle                48        President, C.E.O. and Director
         Geoff Williams                 34        Secretary and Director
         Jim Ruzicka                    59        Treasurer and Director
---------------------------

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

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   shareholders   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the board of directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     Edward F. Cowle. Mr. Cowle was named President of our company in February 2004. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 2000 to December 2003, Mr. Cowle served as a director of Laser Technology, Inc., a public company listed on the American Stock Exchange that designs, manufactures and markets of pulse laser measuring instruments and systems. Mr. Cowle was a principal of LTI Acquisition Corp., a stockholder group that took Laser Technology private in December 2003. From 1992 to 1994, Mr. Cowle was a Senior Vice President -- Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979. Mr. Cowle is a principal stockholder of LTI Acquisition.

     Mr. Cowle has been an executive officer and director of the following companies that may be deemed blank check companies:

    o Big Flash Corporation (Chairman of the Board and director from July 1999 to the present);
    o Calypso Financial Services, Inc. (President and director from July 1999 to the present);
    o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to 2001 and President from 2001 to the present); and
    o Westgate Acquisitions Corp. (Secretary and director from 1999 to 2001 and President from 2001 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------
Big Flash Corporation                   11-16-1999 (SB-2)              Delinquent in filings with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

     Geoff Williams. Mr. Williams became a director and President of our company in February 2000 and resigned those positions in February 2003. Subsequently, he was appointed as a director and Secretary in October 2004. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

     Mr. Williams has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

    o Big Flash Corporation (Secretary and director from 1999 to the present);
    o Calypso Financial Services, Inc. (Secretary and director from 1999 to the present);
    o Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present);
    o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);
    o    Grant  Ventures,  Inc.  (Secretary  and director from July 2001 to July
         2004);
    o Green Mt. Labs., Inc., (director since August 2002 and President since April 2004);
    o RAKO Capital Corporation (President and director from February 2001 to December 2002); and
    o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------
Big Flash Corporation                   11-16-1999 (SB-2)              Delinquent in filings with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Delinquent in filings with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

Consolidated Travel Systems, Inc.       11-9-2001(10-SB)               Active and current with SEC
                                                                       Pending merger with Knobias Holdings,
                                                                       Inc.

Eastgate Acquisition Corp.              11-29-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

Talavera's Fine Furniture               None                           Inactive furniture company


Grant Ventures, Inc.                    12-20-2002 (10-SB)             Active and current with SEC
                                                                       Completed merger with Impact
                                                                       Diagnostics, Inc.  in July 2004

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

RAKO Capital Corporation                7-16-1998 (10-SB)              Currently delinquent in its periodic
                                                                       report filings with SEC
                                                                       Acquired Centra Industries, Inc. in
                                                                       January 2003 - currently an active
                                                                       telecommunications infrastructure
                                                                       company

Westgate Acquisitions Corp.             11-30-1999 (SB-2)              Not filing reports with SEC
                                                                       Seeking merger and/or acquisition

     Jim Ruzicka. From May 2002 to the present, he has been a consultant and general manager of American Natural Technoloy Sciences, producer of the Mitigator sting and bite treatment. Mr. Ruzicka owned and operated from 1980 to 2001, Budget Lodging, a property management company located in Park City, Utah. From 1963 to 1980, Mr. Ruzicka owned and operated a chain of seven restaurants in Chicago, Illinois. Also, since 1978, he has sold real estate and owned and managed several commercial buildings and apartments. Mr. Ruzicka attended Aurora College in Aurora, Illinois.

     Mr. Ruzicka has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

    o Eagles Nest Mining Company, n.k.a. Nanoscience Technologies, Inc. (Secretary / Treasurer from October 2001 to March 2004); and

    o Green Mt. Labs., Inc. (Secretary and director from April 2004 to the present).

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Eagles Nest Mining Company              5-14-1999 (10-SB)              Active and current with SEC
(n.k.a. Nanoscience Technologies, Inc.)                                Entered into research and license
                                                                       agreement with New York University in
                                                                       September 2003 to develop certain
                                                                       technologies
Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2003 and 2002. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of November 15, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership                of Class(1)
--------------------                                   --------------------                -----------
Edward F. Cowle*                                              2,000,342                       40.1%
  6 East 45th Street, 10th Floor
  New York, NY 10017
Geoff Williams*                                                 547,350                       11.0%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
James Ruzicka*                                                   25,875                         .5%
  c/o 54 West 400 South, Suite 220
  Salt Lake City, UT 84101
H. Deworth Williams                                           2,344,066(2)                    47.0%
  54 West 400 South, Suite 220
  Salt Lake City, UT 84101
All directors and officers                                    2,573,567                       51.6%
  a group (3 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 4,991,042 shares of common stock outstanding on November 15, 2004.

     (2) Includes 343,746 shares in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.

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

Item 13.          Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.                                        Exhibit Name
-----------                                        ------------

  2.1(1)      Share Exchange Agreement

  2.2         Rescission Agreement

  3.1(2)      Certificate of  Incorporation  and all  amendments  thereto 3.2(2)
              By-Laws

  4.1(2)      Instrument   defining   rights  of  holders  (See  Exhibit  3.1  -
              Certificate of Incorporation , Article 2)

 16.1(2)      Letter regarding change in certifying accountant

 31.1         Certification   of  C.E.O.   Pursuant   to  Section   302  of  the
              Sarbanes-Oxley Act of 2002

 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Previously filed as Exhibit to Form 10-QSB for the period ended September 30, 2003
     (2)      Previously filed as Exhibit to Form 10-SB dated July 3, 2001

         (b) No report on Form 8-K was during the three month period ended December 31, 2003.

Item 14.      Principal Accountants Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees
     ----------

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending April 30, June 30 and September 30, 2003 were $6,802.

     Audit Related Fees
     ------------------

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees
     --------

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed by H J & Associates for tax compliance, tax advice and tax planning.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Cementitious Materials, Inc.



                                            By:     /S/ EDWARD F. COWLE
                                               ---------------------------------
                                                    Edward F. Cowle
                                                    President and C.E.O.

Dated:   November 22, 2004


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                Title                         Date
           ---------                                -----                         ----



/S/ EDWARD F. COWLE                        President, C.E.O. and            November 22, 2004
--------------------------------------     Director
         Edward F. Cowle




/S/ GEOFF WILLIAMS                         Secretary and Director           November 22, 2004
--------------------------------------     Principal Accounting Officer
         Geoff Williams



/S/   JIM RUZICKA                          Director                         November 22, 2004
--------------------------------------
         Jim Ruzicka

                          CEMENTITIOUS MATERIALS, INC.

                           (FKA AMERICAN THORIUM, INC)

                         (FKA OCEAN EXPRESS LINES, INC.)

                              FINANCIAL STATEMENTS

                           December 31, 2003 AND 2002



                                                 TABLE OF CONTENTS


Report of Independent Registered Accounting Firm .............................................................. F-3

Balance Sheet as of December 31, 2003.......................................................................... F-4

Statements of Operations for the years ended December 31 2003 and 2002 and from inception on July 31, 1987 through December 31, 2003 ................................................... F-5

Statements of Stockholders Equity (Deficit) from inception on July 31, 1987 through December 31, 2003 ................................................................................... F-6

Statements of Cash Flows for the years ended December 31 2003 and 2002 and from inception on July 31, 1987 through December 31, 2003.................................................... F-7

Notes to the Financial Statements ............................................................................. F-9

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cementitious Materials, Inc.
(Formerly American Thorium, Inc.)
(Formerly Ocean Express Lines, Inc.)
(A Development Stage Company)
Salt Lake City, UT

We have audited the accompanying balance sheet of Cementitious Materials, Inc. (formerly American Thorium, Inc.) (formerly Ocean Express Lines, Inc.) (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002, and from inception on July 31, 1987 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cementitious Materials, Inc. (formerly American Thorium, Inc.) (formerly Ocean Express Lines, Inc.) (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on July 31, 1987 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a significant working capital deficit as of December 31, 2003. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
----------------------------------
Salt Lake City, Utah
October 15, 2004

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                       2003
                                                                    ------------

CURRENT ASSETS

      Cash                                                           $    --
                                                                     ---------

             Total Current Assets                                         --
                                                                     ---------


             TOTAL ASSETS                                            $    --
                                                                     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                               $  31,757
      Payable - related-party                                           24,161
                                                                     ---------

             Total Current Liabilities                                  55,918
                                                                     ---------

             TOTAL LIABILITIES                                          55,918
                                                                     ---------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; $0.001 par value; 12,500,000 shares
        authorized; 4,991,042 shares issued and outstanding              4,991
      Additional paid-in capital                                       354,124
      Deficit accumulated prior to the development stage              (151,800)
      Deficit accumulated during the development stage                (263,233)
                                                                     ---------

             Total Stockholders' Equity (Deficit)                      (55,918)
                                                                     ---------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                      $    --
                                                                     =========

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                          From Inception
                                                                        of the Development
                                                                         Stage on July 31,
                                                 For the Years Ended       1987 through
                                                    December 31,           December 31,
                                             -----------    -----------    -----------
                                                2003           2002            2003
                                             -----------    -----------    -----------
REVENUES                                     $      --      $      --      $      --

OPERATING EXPENSES

       General and administrative expenses       174,269          8,842        261,476
                                             -----------    -----------    -----------

             Total Operating Expenses            174,269          8,842        261,476
                                             -----------    -----------    -----------

OPERATING INCOME                                (174,269)        (8,842)      (261,476)
                                             -----------    -----------    -----------

OTHER EXPENSES

       Interest expense                           (1,757)          --           (1,757)
                                             -----------    -----------    -----------

             Total Other Expenses                 (1,757)          --           (1,757)
                                             -----------    -----------    -----------

NET LOSS                                     $  (176,026)   $    (8,842)   $  (263,233)
                                             -----------    -----------    -----------

BASIC LOSS PER SHARE                         $     (0.02)   $     (0.02)
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  9,054,784        500,042
                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                            Common Stock         Additional   Retained
                                       ----------------------     Paid-In     Earnings
                                         Shares      Amount       Capital     (Deficit)
                                       ---------    ---------    ---------    ---------
Balance at inception of the
  development stage on
  July 31, 1987                            6,352    $       6    $ 151,794    $(151,800)

Common stock issued for mining
  claims at predecessor cost of zero      14,478           15          (15)        --

Capital contributed to cover
  various operating expenses                --           --          2,425         --

Net loss from inception of the
  development stage on July 31, 1987
  through December 31, 1989                 --           --           --         (2,425)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1989                20,830           21      154,204     (154,225)

Contributed capital to cover
  various operating expenses                --           --          1,000         --

Net income for the year ended
  December 31, 1990                         --           --           --         (1,000)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1990                20,830           21      155,204     (155,225)

Common shares cancelled                   (8,326)          (8)           8         --

Common shares issued in the
  acquisition of Ocean Express
  Lines, Inc.                            143,750          143       57,357         --

Net loss for the period from
  January 1, 1991 through December
  31, 1998                                  --           --           --        (57,500)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1998               156,254          156      212,569     (212,725)

Common shares issued per court
  order at $0.0008 per share for
  conversion of debt                     343,746          344        9,656         --

Net loss for the year ended
  December 31, 1999                         --           --           --        (10,000)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1999               500,000    $     500    $ 222,225    $(222,725)
                                       ---------    ---------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                            Common Stock         Additional   Retained
                                       ----------------------     Paid-In     Earnings
                                         Shares      Amount       Capital     (Deficit)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1999                500,000   $     500   $ 222,225   $(222,725)

Net income for the year ended
  December 31, 2000                          --          --          --        (3,377)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2000                500,000         500     222,225    (226,102)

Net income for the year ended
  December 31, 2001                          --          --          --        (4,063)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2001                500,000         500     222,225    (230,165)

Net loss for the year ended
  December 31, 2002                          --          --          --        (8,842)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2002                500,000         500     222,225    (239,007)

Fractional shares issued in
  connection with 1-for-10 reverse
  stock-split                                   5        --          --          --

Fractional shares issued in
  connection with 1-for-4 reverse
  stock-split                                  37        --          --          --

Common stock issued to officers
  and directors for services rendered   4,491,000       4,491     130,239        --

Contributed services                         --          --         1,660        --

Net loss for the year ended
  December 31, 2003                          --          --          --      (176,026)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2003              4,991,042   $   4,991   $ 223,885   $(415,033)
                                        =========   =========   =========   =========


Deficit accumulated prior to the development stage                          $(151,800)

Deficit accumulated during the development stage                             (263,233)
                                                                            ----------

Total accumulated defict                                                    $(415,033)
                                                                            =========


                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                             Statements of Cashflows
                                                                               From Inception
                                                                             of the Development
                                                                              Stage on July 31,
                                                     For the Years Ended        1987 through
                                                        December 31,            December 31,
                                                     -------------------         ---------
                                                      2003        2002             2003
                                                    ---------   ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $(176,026)  $  (8,842)       $(263,233)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
            Loss on common stock issued
              for subsidiary                             --          --             57,500
            Contributed services                        1,660        --              1,660
            Common stock issued for services          134,730        --            134,730
     Changes in operating assets and liabilities:
            Increase in accounts payable               26,835       1,922           41,757
            Increase in payable - related party        12,801       6,920           24,161
                                                    ---------   ---------        ---------

                 Net Cash Used by Operating
                   Activities                            --          --             (3,425)
                                                    ---------   ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES                     --          --               --
                                                    ---------   ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES

            Capital contributed by shareholders          --          --              3,425
                                                    ---------   ---------        ---------

                 Net Cash Provided by
                   Financing Activities                  --          --              3,425
                                                    ---------   ---------        ---------

            NET INCREASE IN CASH                         --          --               --

            CASH AT BEGINNING OF YEAR                    --          --               --
                                                    ---------   ---------        ---------

            CASH AT END OF PERIOD                   $    --     $    --          $    --
                                                    =========   =========        =========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

            Interest                                $    --     $    --          $    --
            Income Taxes                            $    --     $    --          $    --

     NON-CASH FINANCING ACTIVITIES

            Common stock issued in acquisition      $    --     $    --          $  57,500
            Common stock issued in conversion
              of debt                               $    --     $    --          $   1,000
            Common stock issued for services        $ 134,730   $    --          $ 134,730
            Contributed services                    $   1,660   $    --          $   1,660

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Business and Organization

          Ocean Express Lines, Inc. ("the Company") was incorporated in the state of Idaho on May 6, 1971 under the name Hall Mt. Silver Mines, Inc. In June 1989, the Company changed its corporate name to Network Videotex Systems, Inc., and in November of 1989 changed its name again to Wessex International, Inc. In May 1991, the Company acquired Ocean Express Lines, Inc., a Florida Corporation ("Florida") and changed its name to Ocean Express Lines, Inc. In 1994 Florida was dissolved, and as of December 31, 2003 the Company had no investments in subsidiaries. The Company changed its corporate name to Cementitious Materials, Inc. in October of 2003.

          For a short time after its inception, the Company's primary operating focus was its mining properties and claims. In July 1987, the Company re-entered the development stage. The Company has been inactive since that time.

          In April 1991, the Company entered into an agreement with Ocean Express Lines, Inc., a Florida corporation, with the intention of operating a shipping operation (see Note 2). The Company was unsuccessful in obtaining the necessary financing to pursue this business opportunity and disposed of the assets and operations of this company later in the same year. Accordingly, the Company remained in the development stage during this period.

          In March 2000 the Company merged with Ocean Express Lines, Inc., a Nevada corporation ("Nevada"). Nevada issued 20,000,000 shares of its common stock to the shareholders of the Company in exchange for all the shareholders' common stock in the Company. The Company is the surviving entity for accounting purposes, and Nevada is the surviving entity for legal purposes. Nevada was organized on February 18, 2000, and had no assets and no liabilities at the time of the merger. The sole purpose of this transaction was to change the Company's corporate domicile from Idaho to Nevada.

          b.   Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

          d.  Revenue Recognition

          The Company currently has not source of revenues. Revenue recognition policies will be formulated when principal operations begin.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                  Notes to the Financial Statements (Continued)
                           December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          e.  Basic Loss per Share

          The computation of basic loss per share of common stock is based on the weighted-average number of shares outstanding during the period.

                                                For the Years Ended
                                                   December 31,
                                                2003          2002
                                              ---------    ---------

                       Loss (numerator)       $(176,026)   $  (8,842)
                       Shares (denominator)   9,054,784      500,042
                                              ---------    ---------

                       Per share amount       $   (0.02)   $   (0.08)
                                              =========    =========

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

          In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management an significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -  RELATED PARTY TRANSACTIONS

          During the years ended December 31, 2003 and 2002, the Company incurred various general and administrative expenses. As the company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2003, the Company had an obligation to the related party totaling $24,161.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                  Notes to the Financial Statements (Continued)
                           December 31, 2003 and 2002


NOTE 4 -  OTHER EVENTS

          Effective May 15, 2003 the Company reverse-split its shares of common stock in a one share for ten shares basis. The financial statements have been restated to reflect the reverse-split on a retroactive basis.

          On June 18, 2003 the Company's Board of Directors unanimously approved and holders of a majority of the outstanding common stock ratified the change of the Company's corporate name to American Thorium, Inc.

          Effective October 17, 2003, the Company amended its Articles of Incorporation, changing its corporate name to Cementitious Materials, Inc. and reducing the number of common shares authorized from 50,000,000 to 12,500,000 at $0.001 par value, and reducing the total number of outstanding shares on a one for four basis from 2,000,019 to 500,042, giving effect to the rounding up of fractional shares. The accompanying financial statements have been restated to reflect the reverse-split on a retroactive basis.

          On November 5, 2003, the Company entered into a Share Exchange Agreement ("the Agreement") with Cementitious Material Technologies, Inc. ("CMTI") wherein the Company agreed to acquire all of the issued and outstanding shares of CMTI in exchange for 4,947,000 shares of the Company's common stock. The Agreement also provided for an additional 4,553,000 shares of the Company's common stock to be issued to four individuals, three of whom have been officers, directors, and/or shareholders of the Company and one of whom was associated with CMTI and was to serve as the Company's new CEO and President. In March 2004, however, the Agreement was rescinded, and the 4,947,000 shares were never issued and/or exchanged for Cementitious common stock. The terms of the Rescission Agreement further mandated that 4,491,000 of the 4,553,000 shares which were to be issued to related individuals remain valid despite the rescission of the Share Exchange Agreement.