Form 10QSB
period 2004-03-31
CEMENTITIOUS MATERIALS INC
filed 2004-11-23
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to _____________

                        Commission File Number   000-49901

                          CEMENTITIOUS MATERIALS, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                            87-0646435
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

           19 East 200 South, Suite #1080, Salt Lake City, Utah 84111
               (Address of principal executive offices) (Zip Code)
                    (Address of principal executive offices)

                                 (801) 322-3401
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of November 15, 2004
-----------------------                      -----------------------------------
Common Stock, Par Value                                  4,991,042
     $.001 per share

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                                 TABLE OF CONTENTS
                                                                                                       Page
                                                                                                       ----

                                         PART  I.   FINANCIAL  INFORMATION

Item  1.      Financial  Statements....................................................................  3

              Balance Sheets, March 31, 2004 (unaudited) and December 31, 2003.........................  4

              Statements of Operations, three months ended March 31, 2004 and 2003 and from July 31, 1987 (date of inception of the development stage)
                through March 31, 2004(unaudited)......................................................  5

              Statements of Stockholders' Equity (Deficit), from July 31, 1987 (date of inception of the development stage) through March 31, 2004 (unaudited).................  6

              Statements of Cash Flows, three months ended March 31, 2004 and 2003 and from July 31, 1987, (date of inception of the development stage)
                through March 31, 2004 (unaudited).....................................................  8

              Notes to Financial Statements............................................................  9

Item 2.       Management's Discussion and Analysis or Plan of Operation................................ 10

Item 3.       Controls and Procedures.................................................................. 12

                                           PART  II.  OTHER  INFORMATION

Item  1.      Legal Proceedings........................................................................ 12

Item  2.      Changes In Securities.................................................................... 12

Item  3.      Defaults Upon Senior Securities.......................................................... 12

Item  4.      Submission of Matters to a Vote of Securities Holders.................................... 12

Item  5.      Other Information........................................................................ 12

Item  6.      Exhibits and Reports on Form 8-K......................................................... 12

              Signatures............................................................................... 13

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

         The accompanying balance sheets of Cementitious Materials, Inc. at March 31, 2004 and December 31, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2004 and 2003 and the period September 19, 1983 (date of inception of development stage) to March 31, 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.






                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                               March 31,     December 31,
                                                                2004            2003
                                                              -----------    -----------
                                                                             (Unaudited)
CURRENT ASSETS

      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


      Accounts payable                                        $    30,354    $    31,757
      Payable - related party                                      26,554         24,161
                                                              -----------    -----------

             Total Current Liabilities                             56,908         55,918
                                                              -----------    -----------

             TOTAL LIABILITIES                                     56,908         55,918
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; $0.001 par value; 12,500,000 shares
        authorized; 4,991,042 shares issued and outstanding         4,991          4,991
      Additional paid-in capital                                  354,124        354,124
      Deficit accumulated prior to the development stage         (151,800)      (151,800)
      Deficit accumulated during the development stage           (264,223)      (263,233)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (56,908)       (55,918)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                 Inception of the
                                                                   Development
                                            For the Three           Stage on
                                             Months Ended            July 31,
                                              March 31,            1987 Through
                                     --------------------------     March 31,
                                        2004          2003            2004
                                     -----------    -----------    -----------
REVENUES                             $      --      $      --      $      --

EXPENSES

       General and Administrative            532          3,045        262,008
                                     -----------    -----------    -----------

              Total Expenses                 532          3,045        262,008
                                     -----------    -----------    -----------


LOSS FROM OPERATIONS                        (532)        (3,045)      (262,008)
                                     -----------    -----------    -----------

OTHER EXPENSES

       Interest Expense                     (458)          (290)        (2,215)
                                     -----------    -----------    -----------

              Total Other Expenses          (458)          (290)        (2,215)
                                     -----------    -----------    -----------

NET LOSS                             $      (990)   $    (3,335)   $  (264,223)
                                     ===========    ===========    ===========

BASIC LOSS PER SHARE                 $     (0.00)   $     (0.01)
                                     ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                4,991,042        500,000
                                     ===========    ===========

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                               Common Stock           Additional     Retained
                                       --------------------------      Paid-In       Earnings
                                         Shares         Amount         Capital       (Deficit)
                                       -----------    -----------    -----------    -----------
Balance at inception of the
  development stage on
  July 31, 1987                              6,352    $         6    $   151,794    $  (151,800)

Common stock issued for mining
  claims at predecessor cost of zero        14,478             15            (15)          --

Capital contributed to cover
  various operating expenses                  --             --            2,425           --

Net loss from inception of the
  development stage on July 31, 1987
  through December 31, 1989                   --             --             --           (2,425)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1989                  20,830             21        154,204       (154,225)

Contributed capital to cover
  various operating expenses                  --             --            1,000           --

Net income for the year ended
  December 31, 1990                           --             --             --           (1,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1990                  20,830             21        155,204       (155,225)

Common shares cancelled                     (8,326)            (8)             8           --

Common shares issued in the
  acquisition of Ocean Express
  Lines, Inc.                              143,750            143         57,357           --

Net loss for the period from
  January 1, 1991 through December
  31, 1998                                    --             --             --          (57,500)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1998                 156,254            156        212,569       (212,725)

Common shares issued per court
  order at $0.0008 per share for
  conversion of debt                       343,746            344          9,656           --

Net loss for the year ended
  December 31, 1999                           --             --             --          (10,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1999                 500,000            500    $   222,225    $  (222,725)
                                       -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financials statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                             Common Stock         Additional    Retained
                                        -----------------------    Paid-In      Earnings
                                           Shares       Amount     Capital     (Deficit)
                                        ----------   ----------   ----------   ----------
Balance, December 31, 1999                 500,000   $      500   $  222,225   $ (222,725)

Net income for the year ended
  December 31, 2000                           --           --           --         (3,377)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2000                 500,000          500      222,225     (226,102)

Net income for the year ended
  December 31, 2001                           --           --           --         (4,063)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2001                 500,000          500      222,225     (230,165)

Net loss for the year ended
  December 31, 2002                           --           --           --         (8,842)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2002                 500,000          500      222,225     (239,007)

Fractional shares issued in
  connection with 1-for-10 reverse
  stock-split                                    5         --           --           --

Fractional shares issued in
  connection with 1-for-4 reverse
  stock-split                                   37         --           --           --

Common stock issued to officers
  and directors for services rendered    4,491,000        4,491      130,239         --

Contributed services                          --           --          1,660         --

Net loss for the year ended
  December 31, 2003                           --           --           --       (176,026)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2003               4,991,042        4,991      223,885     (415,033)

Net loss for the three months
  ended March 31, 2004 (unaudited)            --           --           --           (990)
                                        ----------   ----------   ----------   ----------

Balance, March 31, 2004 (unaudited)      4,991,042   $    4,991   $  223,885   $ (416,023)
                                        ==========   ==========   ==========   ==========


                Deficit accumulated prior to the development stage             $ (151,800)

                Deficit accumulated during the development stage                 (264,223)
                                                                               -----------

                Total accumulated defict                                       $ (416,023)
                                                                               ===========

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                              From
                                                                                         Inception of the
                                                                    For the Three        Development Stage
                                                                    Months Ended            on July 31,
                                                                      March 31,            1987 Through
                                                           ----------------------------     March 31,
                                                                2004          2003            2004
                                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $      (990)   $    (3,335)   $  (264,223)

     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Loss on common stock issued for subsidiary               --             --           57,500
           Contributed services                                     --             --            1,660
           Common stock issued for services                         --             --          134,730
     Changes in operating assets and liabilities
           Increase (decrease) in accounts payable                (1,403)         2,130         41,757
           Increase in account payable - shareholder               2,393          1,205         25,151
                                                             -----------    -----------    -----------

                 Net Cash Used by Operating Activities              --             --           (3,425)
                                                             -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

           Capital contributed by shareholders                      --             --            3,425
                                                             -----------    -----------    -----------
                 Net Cash Provided by Investing Activities          --             --            3,425
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                               --             --             --
                                                             -----------    -----------    -----------

           NET DECREASE IN CASH                                     --             --             --

           CASH AT BEGINNING OF PERIOD                              --             --             --
                                                             -----------    -----------    -----------

           CASH AT END OF PERIOD                             $      --      $      --      $      --
                                                             ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

           Interest                                          $      --      $      --      $      --
           Income Taxes                                      $      --      $      --      $      --

     NON-CASH FINANCING ACTIVITIES
           Common stock issued in acquisition                $      --      $      --      $    57,500
           Common stock issued in conversion of debt         $      --      $      --      $     1,000
           Common stock issued for services                  $      --      $      --      $   134,730
           Contributed services                              $      --      $      --      $     1,660

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and 2003, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other business combination with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Events

     On October 10, 2003, we changed our corporate name to Cementitious Materials, Inc. and approved a one share for four shares reverse stock split of our issued and outstanding shares of common stock, effective October 21, 2003. In connection with the reverse stock split, we decreased our authorized capitalization to 12.5 million shares.

     On November 5, 2003, we entered into a Share Exchange Agreement whereby we acquired all of the issued and outstanding shares of Cementitious Material Technologies, Inc., a newly created Nevada corporation ("CMTI"), in exchange for 4,947,000 shares (post-split) of our authorized, but previously unissued common stock, issued to CMTI shareholders. The Share Exchange Agreement also provided for the issuance of 4,553,000 shares (post-split)of authorized but previously unissued common stock to four individuals as consideration for services.

     CMTI was created to accommodate the acquisition transactions and acquired from Nextium Marketing, LLC, a Florida limited liability company, certain technologies and rights related to the production of light weight, architectural building materials premised on acquired proprietary technology, trade secrets, licenses, patent rights and other intellectual property. CMTI also acquired from an individual, United States Utility Patent Application serial number 60/510,309, entitled "Method of Mixing Reactionary Chemicals," filed October 8, 2003, and rights to any invention described and claimed therein.

     Following the acquisition of CMTI, we intended to engage in the business of licensing, marketing and promoting new construction materials and their manufacturing, applications and requisite construction techniques based on the acquired technology. This technology could be used to manufacture advanced building materials.

     However, shortly after the acquisition it was determined by the parties involved that it would be in the best interest of all concerned to rescind the acquisition. Accordingly, in April 2004, we finalized a Rescission Agreement whereby the Share Exchange Agreement and the acquisition of CMTI was rescinded and deemed null and void. Under the terms of the Rescission Agreement, the 4,947,000 shares of our common stock that were to be issued to CMTI shareholders were canceled and returned to the treasury. Also, 62,000 shares that were to be issued for services were also canceled and returned to the treasury. The balance of 4,491,000 shares issued for services remained outstanding.

Plan of Operation

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

     The costs and expenses associated with the preparation and filing of our registration statement in 2002 were paid for by advances from shareholders, evidenced by accounts payable to related parties and contributed capital. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by officers, directors and/or shareholders in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business, or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

     o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
     o   to meet our cash and working capital needs;
     o   our ability to maintain our corporate existence as a viable entity; and
     o   other risks detailed in our periodic report filings with the SEC.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     In February 2004, we took action to rescind the acquisition of CMTI. A Rescission Agreement was executed whereby the Share Exchange Agreement and the acquisition of CMTI was rescinded and deemed null and void. The rescission was completed in April 2004. Under the terms of the Rescission Agreement, the 4,947,000 shares of our common stock that were to be issued to CMTI shareholders were canceled and returned to the treasury. Also, 62,000 shares that were to be issued for services were also canceled and returned to the treasury.

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits

              Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2    Certification  of  Principal   Accounting  Officer
                              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

              None



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CEMENTITIOUS MATERIALS,  INC.



Date:  November 22, 2004                  By: /S/   EDWARD F. COWLE
                                             -----------------------------------
                                              Edward F. Cowle
                                              President, C.E.O. and Director
                                              (Principal Accounting Officer)