Form 10QSB
period 2004-09-30
CEMENTITIOUS MATERIALS INC
filed 2004-11-23
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2004

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

                                                 TABLE OF CONTENTS
                                                                                                       Page
                                                                                                       ----

                                         PART  I.   FINANCIAL  INFORMATION

Item  1.      Financial  Statements....................................................................  3

              Balance Sheets, September 30, 2004 (unaudited) and December 31, 2003.....................  4

              Statements of Operations,  nine months ended September 30, 2004 and 2003 and from July 31, 1987 (date of inception of the development stage)
                through September 30, 2004(unaudited)..................................................  5

              Statements of Stockholders' Equity (Deficit), from July 31, 1987 (date of inception of the development stage) through September 30, 2004 (unaudited).............  6

              Statements of Cash Flows, nine months ended September 30, 2004 and 2003 and from July 31, 1987, (date of inception of the development stage)
                through September 30, 2004 (unaudited).................................................  8

              Notes to Financial Statements............................................................  9

Item 2.       Management's Discussion and Analysis or Plan of Operation................................ 10

Item 3.       Controls and Procedures.................................................................. 11

                                           PART  II.  OTHER  INFORMATION

Item  1.      Legal Proceedings........................................................................ 12

Item  2.      Changes In Securities.................................................................... 12

Item  3.      Defaults Upon Senior Securities.......................................................... 12

Item  4.      Submission of Matters to a Vote of Securities Holders.................................... 12

Item  5.      Other Information........................................................................ 12

Item  6.      Exhibits and Reports on Form 8-K......................................................... 12

              Signatures............................................................................... 13

                                                        -2-

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

         The accompanying balance sheets of Cementitious Materials, Inc. at September 30, 2004 and December 31, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2004 and 2003 and the period September 19, 1983 (date of inception of development stage) to September 30, 2004, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.






                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 2004 and December 31, 2003

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                              September 30,  December 31,
                                                                  2004          2003
                                                              -----------    -----------
                                                                             (Unaudited)
CURRENT ASSETS
      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $    32,111    $    31,757
      Payable - related party                                      33,370         24,161
                                                              -----------    -----------

             Total Current Liabilities                             65,481         55,918
                                                              -----------    -----------

             TOTAL LIABILITIES                                     65,481         55,918
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; $0.001 par value; 12,500,000 shares
        authorized; 4,991,042 shares issued and outstanding         4,991          4,991
      Additional paid-in capital                                  354,124        354,124
      Deficit accumulated prior to the development stage         (151,800)      (151,800)
      Deficit accumulated during the development stage           (272,796)      (263,233)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (65,481)       (55,918)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                   From
                                                                                              Inception of the
                                                                                                Development
                                            For the Three                 For the Nine           Stage on
                                             Months Ended                 Months Ended            July 31,
                                             September 30,                September 30,        1987 Through
                                     --------------------------   --------------------------   September 30,
                                        2004          2003           2004          2003            2004
                                     -----------    -----------   -----------    -----------    -----------
REVENUES                             $      --      $      --     $      --      $      --      $      --

EXPENSES

       General and Administrative          6,730          4,534         8,109         10,906        269,585
                                     -----------    -----------   -----------    -----------    -----------

              Total Expenses               6,730          4,534         8,109         10,906        269,585
                                     -----------    -----------   -----------    -----------    -----------


LOSS FROM OPERATIONS                      (6,730)        (4,534)       (8,109)       (10,906)      (269,585)
                                     -----------    -----------   -----------    -----------    -----------

OTHER EXPENSES

       Interest Expense                     (527)          (515)       (1,454)        (1,208)        (3,211)
                                     -----------    -----------   -----------    -----------    -----------

              Total Other Expenses          (527)          (515)       (1,454)        (1,208)        (3,211)
                                     -----------    -----------   -----------    -----------    -----------

NET LOSS                             $    (7,257)   $    (5,049)  $    (9,563)   $   (12,114)   $  (272,796)
                                     ===========    ===========   ===========    ===========    ===========

BASIC LOSS PER SHARE                 $     (0.00)   $     (0.01)  $     (0.00)   $     (0.02)
                                     ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                4,991,042        500,000     4,991,042        500,000
                                     ===========    ===========   ===========    ===========

   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                               Common Stock           Additional     Retained
                                       --------------------------      Paid-In       Earnings
                                         Shares         Amount         Capital       (Deficit)
                                       -----------    -----------    -----------    -----------
Balance at inception of the
  development stage on
  July 31, 1987                              6,352    $         6    $   151,794    $  (151,800)

Common stock issued for mining
  claims at predecessor cost of zero        14,478             15            (15)          --

Capital contributed to cover
  various operating expenses                  --             --            2,425           --

Net loss from inception of the           1
  development stage on July 31, 1987
  through December 31, 1989                   --             --             --           (2,425)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1989                  20,830             21        154,204       (154,225)

Contributed capital to cover
  various operating expenses                  --             --            1,000           --

Net income for the year ended
  December 31, 1990                           --             --             --           (1,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1990                  20,830             21        155,204       (155,225)

Common shares cancelled                     (8,326)            (8)             8           --

Common shares issued in the
  acquisition of Ocean Express
  Lines, Inc.                              143,750            143         57,357           --

Net loss for the period from
  January 1, 1991 through December
  31, 1998                                    --             --             --          (57,500)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1998                 156,254            156        212,569       (212,725)

Common shares issued per court
  order at $0.0008 per share for
  conversion of debt                       343,746            344          9,656           --

Net loss for the year ended
  December 31, 1999                           --             --             --          (10,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1999                 500,000            500    $   222,225    $  (222,725)
                                       -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of these financials statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                             Common Stock         Additional    Retained
                                        -----------------------    Paid-In      Earnings
                                           Shares       Amount     Capital     (Deficit)
                                        ----------   ----------   ----------   ----------
Balance, December 31, 1999                 500,000   $      500   $  222,225   $ (222,725)

Net income for the year ended
  December 31, 2000                           --           --           --         (3,377)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2000                 500,000          500      222,225     (226,102)

Net income for the year ended
  December 31, 2001                           --           --           --         (4,063)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2001                 500,000          500      222,225     (230,165)

Net loss for the year ended
  December 31, 2002                           --           --           --         (8,842)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2002                 500,000          500      222,225     (239,007)

Fractional shares issued in
  connection with 1-for-10 reverse
  stock-split                                    5         --           --           --

Fractional shares issued in
  connection with 1-for-4 reverse
  stock-split                                   37         --           --           --

Common stock issued to officers
  and directors for services rendered    4,491,000        4,491     130,239          --

Contributed services                          --           --          1,660         --

Net loss for the year ended
  December 31, 2003                           --           --           --       (176,026)
                                        ----------   ----------   ----------   ----------

Balance, December 31, 2003               4,991,042        4,991      223,885     (415,033)

Net loss for the nine months
  ended June 30, 2004 (unaudited)             --           --           --         (9,563)
                                        ----------   ----------   ----------   ----------

Balance, September 30, 2004 (unaudited)  4,991,042   $    4,991   $  223,885   $ (424,596)
                                        ==========   ==========   ==========   ==========

                Deficit accumulated prior to the development stage             $ (151,800)

                Deficit accumulated during the development stage                 (272,796)
                                                                               -----------

                Total accumulated defict                                       $ (424,596)
                                                                               ===========

   The accompanying notes are an integral part of these financials statements.

                                           CEMENTITIOUS MATERIALS, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                              From
                                                                                         Inception of the
                                                                    For the Nine        Development Stage
                                                                    Months Ended            on July 31,
                                                                    September 30,          1987 Through
                                                             --------------------------    September 30,
                                                                2004          2003            2004
                                                             -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $    (9,563)   $    (7,075)   $  (272,796)

     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Loss on common stock issued for subsidiary               --             --           57,500
           Contributed services                                     --             --            1,660
           Common stock issued for services                         --             --          134,730
     Changes in operating assets and liabilities
           Increase (decrease) in accounts payable                   354         (2,209)        42,111
           Increase in account payable - shareholder               9,209          9,284         33,370
                                                             -----------    -----------    -----------

                 Net Cash Used by Operating Activities              --             --           (3,425)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

           Capital contributed by shareholders                      --             --            3,425
                                                             -----------    -----------    -----------

                 Net Cash Provided by Investing Activities          --             --            3,425
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                               --             --             --
                                                             -----------    -----------    -----------

           NET DECREASE IN CASH                                     --             --             --

           CASH AT BEGINNING OF PERIOD                              --             --             --
                                                             -----------    -----------    -----------

           CASH AT END OF PERIOD                             $      --      $      --      $      --
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

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and 2003, and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

     This Item is not applicable.

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

                                        CEMENTITIOUS MATERIALS,  INC.



Date:  November 22, 2004                By: /S/   EDWARD F. COWLE
                                           -------------------------------------
                                            Edward F. Cowle
                                            President, C.E.O. and Director
                                            (Principal Accounting Officer)