Form 10KSB
period 2004-12-31
CEMENTITIOUS MATERIALS INC
filed 2005-03-31
CIK 863895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. The aggregate market value as of October 30, 2004 was approximately $-0-

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                              Outstanding as of December 31, 2004
-----------------------                   -----------------------------------
Common Stock, Par Value                               4,991,042
   $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]  No [X]



                          CEMENTITIOUS MATERIALS, INC.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                                      PART I
                                                      ------

Item 1.           Description of Business .................................................    3

Item 2.           Description of Property..................................................   10

Item 3.           Legal Proceedings........................................................   10

Item 4.           Submission of Matter to a Vote of Security Holders.......................   11


                                                      PART II
                                                      -------

Item 5.           Market for Common Equity and Related Stockholder Matters.................   11

Item 6.           Management's Discussion and Analysis or Plan of Operation................   13

Item 7.           Financial Statements.....................................................   16

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure...............................................   16

Item 8A.          Controls and Procedures..................................................   16

Item  8B          Other Information........................................................   16

                                                     PART III
                                                     --------

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act.....................   16

Item 10.          Executive Compensation...................................................   20

Item 11.          Security Ownership of Certain Beneficial Owners and Management...........   20

Item 12.          Certain Relationships and Related Transactions...........................   21

Item 13.          Exhibits.................................................................   21

Item 14.          Principal Accountant Fees and Services...................................   22

                  Signatures...............................................................   23

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

     We Have No Assets and No Source of Revenue
     ------------------------------------------

     We currently have no assets and have had no revenues for several years. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our Auditors Have Expressed a Going Concern Opinion
     ---------------------------------------------------

     Our independent auditors discuss in their report our ability to continue as a going concern. They include a statement that: "[t]he ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations."

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 2 to financial statements included herewith.

     Discretionary Use of Proceeds
     -----------------------------

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

     No Substantive Disclosure Relating to Prospective Acquisitions
     --------------------------------------------------------------

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

     Future Acquisition or Merger May Result in Substantial Dilution
     ---------------------------------------------------------------

     We are currently authorized to issued 50,000,000 shares of common stock, of which 4,991,042 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

     Management Will Devote Only Minimal Time to our Business
     --------------------------------------------------------

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

     Effective Voting Control Held by Directors
     ------------------------------------------

     Our directors own in the aggregate approximately 51% of our outstanding voting securities. Only one other shareholder owns in excess of 5%. Accordingly, the current directors will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders.

     No Active Market for Our Common Stock
     -------------------------------------

     Our common stock is currently quoted on the OTC Bulletin Board and there has not been an active trading market in the shares. There can be no assurance that any such market will ever develop or be maintained. Any trading market for the common stock that may develop will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Accordingly, there is only a nominal public market for our shares and persons desiring to acquire or sell our shares may encounter a lack of liquidity in the marketplace.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock became eligible to be traded in the over-the-counter market in November 2002 and was quoted on the OTC Bulletin Board under the symbol "OEXL" and in the National Quotation Bureau, Inc. ("NQB") "Pink Sheets" under Ocean Express Lines, Inc. On May 15, 2003, the symbol was changed to "OXPL" to reflect a one share for ten shares reverse stock split in our outstanding shares. On July 29, 2003, changed to "AHRM" to reflect a change in our corporate name to American Thorium, Inc. Our symbol again changed on November 21, 2003 to "CTTM" to reflect our name change to Cementitious Materials, Inc. Our symbol changed to "CTTME" on April 21, 2004 and on May 20, 2004, our shares were deleted from quotation on the OTCBB because our periodic filings with the SEC were delinquent. After filing certain delinquent periodic reports, our share were once again included on the OTCBB in December 2004 under the symbol "CTTM."

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

     As of December 31, 2004 there were approximately 99 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued between 1971 and 2003 in various, isolated transactions. We have relied upon the exemption provided by
Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

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

Results of Operations

     The Company has not reported any revenues and incurred a loss of $16,279 during the year ended December 31, 2004 compared to a loss of $176,026 for fiscal year 2003. The 2003 loss was primarily attributed to the acquisition of Cementitious Material Technologies, Inc. in 2003 and subsequent rescission of that transaction in April 2004 and includes legal, accounting and administrative expenses associated with the transaction.

Liquidity and Capital Resources

     Expenses incurred during 2004 were paid by a stockholder. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

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

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the company.

     In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the company.

     On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25,

Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

Item 7.   Financial Statements

     Financial statements for the fiscal years ended December 31, 2004 and 2003 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under starting with page F-1.


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

Item 8B.  Other Information

     Not applicable.

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

     The current status of each of these companies is set forth below:

Name of Company                     Date of Registration      Status
---------------                     --------------------      ------

Big Flash Corporation               11-16-1999 (SB-2)         Active and current with SEC
                                    7-28-2000 (10-SB)         Seeking merger and/or acquisition

Calypso Financial Services, Inc.    11-17-1999 (SB-2)         Active and current with SEC
                                    7-31-2000 (10-SB)         Seeking merger and/or acquisition

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

     Mr. Williams has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Big Flash Corporation (Secretary and director from 1999 to the present);
     o Calypso Financial Services, Inc. (Secretary and director from 1999 to the present);
     o Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present);
     o Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present);
     o   Grant  Ventures,  Inc.  (Secretary  and director from July 2001 to July
         2004);
     o Green Mt. Labs., Inc., (director since August 2002 and President since April 2004);
     o RAKO Capital Corporation (President and director from February 2001 to December 2002);
     o   Silver River  Ventures,  Inc.  (President and director since  September
         2004); and
     o Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).

     The current status of each of these companies is set forth below:

Name of Company                         Date of Registration           Status
---------------                         --------------------           ------

Big Flash Corporation                   11-16-1999 (SB-2)              Active and current with SEC
                                        7-28-2000 (10-SB)              Seeking merger and/or acquisition

Calypso Financial Services, Inc.        11-17-1999 (SB-2)              Active and current with SEC
                                        7-31-2000 (10-SB)              Seeking merger and/or acquisition

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

Silver River Ventures, Inc.             12-13-2005 (10-SB)             Active and current with SEC
                                                                       Seeking merger and/or acquisition

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

     Mr. Ruzicka has been an executive officer and director within the last three years of the following companies that may also be deemed blank check companies:

     o Eagles Nest Mining Company, n.k.a. Nanoscience Technologies, Inc. (Secretary / Treasurer from October 2001 to March 2004);
     o Green Mt. Labs., Inc. (Secretary and director from April 2004 to the present); and
     o   Silver River Ventures, Inc. (Treasurer and director since April 2004).

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

Green Mt. Labs., Inc.                   1-8-2004 (10-SB)               Active and current with SEC
                                                                       Seeking merger and/or acquisition

Silver River Ventures, Inc.             12-13-2005 (10-SB)             Active and current with SEC
                                                                       Seeking merger and/or acquisition

Item 10.  Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2004 and 2003. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

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

     (1) Based upon 4,991,042 shares of common stock outstanding on December 31, 2004.
     (2) Includes 343,746 shares in the registered name of Williams Investment Company, of which Mr. Williams is the principal owner.

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

Item 13.  Exhibits

Exhibit No.                     Exhibit Name
-----------                     ------------
  2.1(1)      Share  Exchange  Agreement  2.2(3)  Rescission   Agreement  3.1(2)
              Certificate of  Incorporation  and all  amendments  thereto 3.2(2)
              By-Laws
  4.1(2)      Instrument   defining   rights  of  holders  (See  Exhibit  3.1  -
              Certificate of Incorporation , Article 2)
 16.1(2)      Letter regarding change in certifying accountant
 31.1         Certification   of  C.E.O.   Pursuant   to  Section   302  of  the
              Sarbanes-Oxley Act of 2002
 31.2         Certification of Principal  Accounting Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------------
     (1) Previously filed as Exhibit to Form 10-QSB for the period ended September 30, 2003
     (2) Previously  filed as  Exhibit  to Form  10-SB  dated  July 3,  2001
     (3) Previously filed as Exhibit to Form 10-KSB for the year ended December 31, 2003 filed on November 22, 2004

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

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2004 and 2003, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending April 30, June 30 and September 30, 2004 were $4,500 for 2004 and $5,400 for 2003.

     Audit Related Fees

     For the fiscal years ended December 31, 2004 and 2003, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the fiscal years ended December 31, 2004 and 2003, there were no fees billed by H J & Associates for tax compliance, tax advice and tax planning.

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

                                     Cementitious Materials, Inc.



                                      By:     /S/ EDWARD F. COWLE
                                         ---------------------------------------
                                              Edward F. Cowle
                                              President and C.E.O.

Dated:   March 30, 2005


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Title                        Date
           ---------                     -----                        ----


/S/ EDWARD F. COWLE             President, C.E.O. and            March 30, 2005
-----------------------------   Director
Edward F. Cowle




/S/ GEOFF WILLIAMS              Secretary and Director           March 30, 2005
-----------------------------   Principal Accounting Officer
         Geoff Williams



/S/   JIM RUZICKA               Director                         March 30, 2005
-----------------------------
         Jim Ruzicka

                          CEMENTITIOUS MATERIALS, INC.

                        (Formerly American Thorium, Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm .................. F-3

Balance Sheet ............................................................ F-4

Statements of Operations ................................................. F-5

Statements of Stockholders' Equity (Deficit) ............................. F-6

Statements of Cash Flows ................................................. F-9

Notes to the Financial Statements ....................................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Cementitious Materials, Inc.
(Formerly American Thorium, Inc.)
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Cementitious Materials, Inc. (formerly American Thorium, Inc.) (a development stage company), as of December 31, 2004, and the related statements of operations, stockholders' equity
(deficit), and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on July 31, 1987 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cementitious Materials, Inc. (formerly American Thorium, Inc.) (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on July 31, 1987 through December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
------------------------------
Salt Lake City, Utah
March 28, 2005

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                       2004
                                                                    ------------

CURRENT ASSETS

      Cash                                                           $    --
                                                                     ---------

             Total Current Assets                                         --
                                                                     ---------


             TOTAL ASSETS                                            $    --
                                                                     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable and accrued expenses                        $    25,061
      Accrued interest - related party                                   4,069
      Payable - related-party                                           40,267
                                                                     ---------

             Total Current Liabilities                                  69,397
                                                                     ---------

             TOTAL LIABILITIES                                          69,397
                                                                     ---------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; $0.001 par value; 12,500,000 shares
        authorized; 4,991,042 shares issued and outstanding              4,991
      Additional paid-in capital                                       356,924
      Deficit accumulated prior to the development stage              (151,800)
      Deficit accumulated during the development stage                (279,512)
                                                                     ---------

             Total Stockholders' Equity (Deficit)                      (69,397)
                                                                     ---------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                      $    --
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

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                          From Inception
                                                                        of the Development
                                                                         Stage on July 31,
                                                 For the Years Ended       1987 through
                                                    December 31,           December 31,
                                             -----------    -----------    -----------
                                                2004           2003            2004
                                             -----------    -----------    -----------
REVENUES                                     $      --      $      --      $      --

OPERATING EXPENSES

       General and administrative expenses        13,967        174,269        275,443
                                             -----------    -----------    -----------

             Total Operating Expenses             13,967        174,269        275,443
                                             -----------    -----------    -----------

OPERATING INCOME                                 (13,967)      (174,269)      (275,443)
                                             -----------    -----------    -----------

OTHER EXPENSES

       Interest expense                           (2,312)        (1,757)        (4,069)
                                             -----------    -----------    -----------

             Total Other Expenses                 (2,312)          --           (4,069)
                                             -----------    -----------    -----------

NET LOSS                                     $   (16,279)   $  (176,026)   $  (279,512)
                                             ===========    ===========    ===========

BASIC LOSS PER SHARE                         $     (0.00)   $     (0.02)
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  4,991,042      9,054,784
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


                                            Common Stock         Additional   Retained
                                       ----------------------     Paid-In     Earnings
                                         Shares      Amount       Capital     (Deficit)
                                       ---------    ---------    ---------    ---------

Balance, December 31, 1999                500,000   $     500   $ 222,225   $(222,725)

Net income for the year ended
  December 31, 2000                          --          --          --        (3,377)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2000                500,000         500     222,225    (226,102)

Net income for the year ended
  December 31, 2001                          --          --          --        (4,063)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2001                500,000         500     222,225    (230,165)

Net loss for the year ended
  December 31, 2002                          --          --          --        (8,842)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2002                500,000         500     222,225    (239,007)

Fractional shares issued in
  connection with 1-for-10 reverse
  stock-split                                   5        --          --          --

Fractional shares issued in
  connection with 1-for-4 reverse
  stock-split                                  37        --          --          --

Common stock issued to officers
  and directors for services rendered   4,491,000       4,491     130,239        --

Contributed services                         --          --         1,660        --

Net loss for the year ended
  December 31, 2003                          --          --          --      (176,026)
                                        ---------   ---------   ---------   ---------

Balance, December 31, 2003              4,991,042   $   4,991   $ 354,124   $(415,033)
                                        =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)


                                            Common Stock         Additional   Retained
                                       ----------------------     Paid-In     Earnings
                                         Shares      Amount       Capital     (Deficit)
                                       ----------   ---------    ---------    ---------

Balance, December 31, 2003              4,991,042   $   4,991   $ 354,124  $(415,033)

Contributed Services                         --          --         2,800        --

Net loss for the year ended
  December 31, 2004                          --          --          --       (16,279)
                                       ----------   ---------    ---------    ---------
Balance, December 31, 2004              4,991,042   $   4,991   $ 356,924   $(431,312)
                                       ==========   =========    =========  ===========

Deficit accumulated prior to the development stage                          $(151,800)

Deficit accumulated during the development stage                             (279,512)
                                                                            ----------

Total accumulated defict                                                    $(431,312)
                                                                            =========

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                         (FKA Ocean Express Lines, Inc.)
                          (A Development Stage Company)
                             Statements of Cashflows
                                                                               From Inception
                                                                             of the Development
                                                                              Stage on July 31,
                                                     For the Years Ended        1987 through
                                                        December 31,            December 31,
                                                     -------------------         ---------
                                                      2004        2003             2004
                                                    ---------   ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                       $ (16,279)  $(176,026)       $(279,512)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
            Common stock issued for services             --       134,730          134,730
            Services contributed by stockholders        2,800       1,660            4,460
            Loss on common stock issued
              for subsidiary                             --          --             57,500
     Changes in operating assets and liabilities:
            Increase (decrease)in accounts payable     (1,726)     26,835           40,031
            Increase in due to stockholder             15,205      12,801           39,366
                                                    ---------   ---------        ---------

                 Net Cash Used by Operating
                   Activities                            --          --             (3,425)
                                                    ---------   ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES                     --          --               --
                                                    ---------   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

            Capital contributed by shareholders          --          --              3,425
                                                    ---------   ---------        ---------

                 Net Cash Provided by
                   Financing Activities                  --          --              3,425
                                                    ---------   ---------        ---------

            NET INCREASE IN CASH                         --          --               --

            CASH AT BEGINNING OF YEAR                    --          --               --
                                                    ---------   ---------        ---------

            CASH AT END OF PERIOD                   $    --     $    --          $    --
                                                    =========   =========        =========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

            Interest                                $    --     $    --          $    --
            Income Taxes                            $    --     $    --          $    --

     NON-CASH FINANCING ACTIVITIES

            Common stock issued for services        $    --     $ 134,730        $ 134,730
            Common stock issued in acquisition      $    --     $    --          $  57,500
            Common stock issued in conversion
              of debt                               $    --     $    --          $   1,000
            Services contributed by stockholders    $   2,800   $   1,660        $   4,460

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business and Organization

         Ocean Express Lines, Inc. ("the Company) was incorporated in the state of Idaho on May 6, 1971 under the name Hall Mt. Silver Mines, Inc. In June 1989, the Company changed its corporate name to Network Videotex Systems, Inc., and in November of 1989 changed its name again to Wessex International, Inc. In May 1991, the Company acquired Ocean Express Lines, Inc., a Florida Corporation ("Florida") and changed its name to Ocean Express Lines, Inc. In 1994 Florida was dissolved, and as of December 31, 2003 the Company had no investments in subsidiaries. The Company changed its corporate name to Cementitious Materials, Inc. in October of 2003.

         For a short time after its inception, the Company's primary operating focus was its mining properties and claims. In July 1987, the Company re-entered the development stage. The Company has been inactive since that time.

         In April 1991, the Company entered int an agreement with Ocean Express Lines, Inc., a Florida corporation, with the intention of operating a shipping operation (see Note 2). The Company was unsuccessful in obtaining the necessary financing to pursue this business opportunity and disposed of the assets and operations of this company later in the same year. Accordingly, the Company remained in the development stage during this period.

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

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         e. Basic Loss per Share

         The computation of basic loss per share of common stock is based on the weighted- average number of shares outstanding during the period.

                                                For the Years Ended
                                                    December 31,


                                                     2004         2003
                                                ------------   -----------

                      Loss (numerator)          $   (16,279)   $  (176,026)
                      Shares (denominator)        4,991,000      9,054,784
                                                -----------    -----------

                      Per share amount          $     (0.00)   $     (0.02)
                                                ============   ===========

         f. Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are differences between reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


         Net deferred tax liabilities consist of the following as of December 31, 2004 and 2003:

                                                     2004         2003
                                                ------------   -----------
         Deferred tax assets:
          NOL carryover                         $     42,900   $    38,500
          Accrued expenses                             1,600          --

         Deferred tax liabilities:                      --            --

         Valuation allowance                         (44,500)      (38,500)
                                                ------------   -----------
         Net deferred tax asset                 $       --     $      --
                                                ============   ===========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:
                                                     2004         2003
                                                ------------   -----------

         Book income                            $     (6,350)  $   (16,105)
         State tax expense                               (39)          (39
         Contributed services                          1,092          --
         Valuation allowance                           5,297        16,144
                                                ------------   -----------
                                                $       --     $      --
                                                ============   ===========

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Income Taxes (Continued)

         At December 31, 2004, the Company had net operating loss carryforwards of approximately $77,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of th Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         f.  Newly  Issued  Accounting  Pronouncements

         During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

         SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         SFAS No. 151 -- In  November  2004,  the FASB issued SFAS No. 151 (SFAS
         151), "Inventory Costs". SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c. Newly Issued Accounting Pronouncements (Continued)

         SFAS No. 153 -- In  December  2004,  the FASB issued SFAS No. 153 (SFAS
         153) "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non- monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

         FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

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

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing

                          CEMENTITIOUS MATERIALS, INC.
                          (FKA American Thorium, Inc.)
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                           December 31, 2004 and 2003


NOTE 2 - GOING CONCERN (Continued)

         and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2004 and 2003, the Company incurred various general and administrative expenses. As the company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2004, the Company had an obligation to the related party totaling $40,266, plus accrued interest of $4,069.

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

         Effective October 17, 2003, the Compan amended its Articles of Incorporation, changing its corporate name to Cementitious Materials, Inc. and reducing the number of common shares authorized from 50,000,000 to 12,500,000 at $0.001 par value, and reducing the total number of outstanding shares on a one for four basis from 2,000,019 to 500,042, giving effect to the rounding up of fractional shares. The accompanying financial statements have been restated to reflect the reverse-split on a retroactive basis.

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