Form 10QSB
period 2005-03-31
CEMENTITIOUS MATERIALS INC
filed 2005-05-19
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding as of March 31, 2005
-----------------------                       --------------------------------
Common Stock, Par Value                                  4,991,042
     $.001 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                TABLE OF CONTENTS
                                                                                                       Page
                                                                                                       ----

                                                     PART I. FINANCIAL INFORMATION

Item 1.       Financial  Statements....................................................................  3

Item 2.       Management's Discussion and Analysis or Plan of Operation................................ 11

Item 3.       Controls and Procedures.................................................................. 13

                           PART II. OTHER INFORMATION

Item  1.      Legal Proceedings........................................................................ 13

Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................. 13

Item  3.      Defaults Upon Senior Securities.......................................................... 13

Item  4.      Submission of Matters to a Vote of Securities Holders.................................... 13

Item  5.      Other Information........................................................................ 13

Item  6.      Exhibits and Reports on Form 8-K......................................................... 14

              Signatures............................................................................... 15

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements

     The accompanying balance sheets of Cementitious Materials, Inc. at March 31, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2005 and 2004 and the period July 31, 1987 (date of inception of development stage) to March 31, 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.






                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                March 31,     December 31,
                                                                  2005           2004
                                                               -----------    -----------
                                                               (Unaudited)
CURRENT ASSETS
      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


      Accounts payable                                        $     9,029    $    25,061
      Payable - related party                                      73,207         44,336
                                                              -----------    -----------

             Total Current Liabilities                             82,236         69,397
                                                              -----------    -----------

             TOTAL LIABILITIES                                     82,236         69,397
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; $0.001 par value; 12,500,000 shares
        authorized; 4,991,042 shares issued and outstanding         4,991          4,991
      Additional paid-in capital                                  357,624        356,924
      Deficit accumulated prior to the development stage         (151,800)      (151,800)
      Deficit accumulated during the development stage           (293,051)      (279,512)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (82,236)       (69,397)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                                                                 Inception of the
                                                                   Development
                                                                     Stage on
                                            For the Three            July 31,
                                             Months Ended          1987 Through
                                              March 31,              March 31,
                                     --------------------------    ------------
                                        2004           2003           2004
                                     -----------    -----------    -----------

REVENUES                             $      --             --      $      --

EXPENSES

       General and Administrative         12,536            532        287,979
                                     -----------    -----------    -----------

              Total Expenses              12,536            532        287,979
                                     -----------    -----------    -----------


LOSS FROM OPERATIONS                     (12,536)          (532)      (287,979)
                                     -----------    -----------    -----------


OTHER EXPENSES

       Interest Expense                   (1,003)          (458)        (5,072)
                                     -----------    -----------    -----------

              Total Other Expenses        (1,003)          (458)        (5,072)
                                     -----------    -----------    -----------


NET LOSS                             $   (13,539)   $      (990)   $  (293,051)
                                     ===========    ===========    ===========


BASIC LOSS PER SHARE                 $     (0.00)   $     (0.00)   $     (0.00)
                                     ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                4,991,042      4,991,042      4,991,042
                                      ==========      ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                Common Stock          Additional      Retained
                                       --------------------------      Paid-In        Earnings
                                          Shares        Amount         Capital       (Deficit)
                                       -----------    -----------    -----------    -----------
Balance at inception of the
  development stage on
  July 31, 1987                              6,352    $         6    $   151,794    $  (151,800)

Common stock issued for mining
  claims at predecessor cost of zero        14,478             15            (15)          --

Capital contributed to cover
  various operating expenses                  --             --            2,425           --

Net loss from inception of the
  development stage on July 31, 1987
  through December 31, 1989                   --             --             --           (2,425)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1989                  20,830             21        154,204       (154,225)

Contributed capital to cover
  various operating expenses                  --             --            1,000           --

Net income for the year ended
  December 31, 1990                           --             --             --           (1,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1990                  20,830             21        155,204       (155,225)

Common shares cancelled                     (8,326)            (8)             8           --

Common shares issued in the
  acquisition of Ocean Express
  Lines, Inc.                              143,750            143         57,357           --

Net loss for the period from
  January 1, 1991 through December
  31, 1998                                    --             --             --          (57,500)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1998                 156,254            156        212,569       (212,725)

Common shares issued per court
  order at $0.0008 per share for
  conversion of debt                       343,746            344          9,656           --

Net loss for the year ended
  December 31, 1999                           --             --             --          (10,000)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 1999                 500,000    $       500    $   222,225    $  (222,725)
                                       -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (continued)


                                                Common Stock          Additional      Retained
                                       --------------------------      Paid-In        Earnings
                                          Shares        Amount         Capital       (Deficit)
                                       -----------    -----------    -----------    -----------


Balance, December 31, 1999                 500,000       $     500     $ 222,225      $(222,725)

Net income for the year ended
  December 31, 2000                          --              --              --          (3,377)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2000                 500,000            500        222,225       (226,102)

Net income for the year ended
  December 31, 2001                           --             --             --           (4,063)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2001                 500,000            500        222,225       (230,165)

Net loss for the year ended
  December 31, 2002                          --             --             --            (8,842)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2002                 500,000            500        222,225       (239,007)

Fractional shares issued in
  connection with 1-for-10 reverse
  stock-split                                    5          --              --             --

Fractional shares issued in
  connection with 1-for-4 reverse
  stock-split                                   37          --              --             --

Common stock issued to officers
  and directors for services rendered    4,491,000          4,491        130,239           --

Contributed services                         --             --             1,660           --

Net loss for the year ended
  December 31, 2003                          --             --              --         (176,026)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2003              4,991,042     $     4,991    $   354,124    $  (415,033)
                                       -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (continued)


                                                Common Stock          Additional      Retained
                                       --------------------------      Paid-In        Earnings
                                          Shares        Amount         Capital       (Deficit)
                                       -----------    -----------    -----------    -----------
Balance, December 31, 2003               4,991,042    $     4,991    $   354,124    $  (415,033)

Contributed services                          --             --            2,800           --

Net loss for the year ended
  December 31, 2003                           --             --             --          (16,279)
                                       -----------    -----------    -----------    -----------

Balance, December 31, 2003               4,991,042          4,991        356,924       (431,312)

Contributed services (unaudited)              --             --              700           --

Net loss for the three months
  ended March 31, 2004 (unaudited)            --             --             --          (13,539)
                                       -----------    -----------    -----------    -----------

Balance, March 31, 2004 (unaudited)      4,991,042    $     4,991    $   357,624    $  (444,851)
                                       ===========    ===========    ===========    ===========

  Deficit accumulated prior to the development stage                                   (151,800)

  Deficit accumulated during the development stage                                     (293,051)
                                                                                     ----------

  Total accumulated defict                                                           $ (444,851)
                                                                                     ==========

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              From
                                                                                        Inception of the
                                                                                        Development Stage
                                                             For the Three                 on July 31,
                                                             Months Ended                  1987 Through
                                                               March 31,                    March 31,
                                                             -----------------------------------------
                                                                 2005          2004           2005
                                                             -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $   (13,539)   $      (990)   $  (293,051)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Loss on common stock issued for subsidiary               --             --           57,500
           Contributed services                                      700           --            5,160
           Common stock issued for services                         --             --          134,730
     Changes in operating assets and liabilities
           Increase (decrease) in accounts payable               (16,032)        (1,403)        23,999
           Increase in account payable - shareholder              28,871          2,393         68,237
                                                             -----------    -----------    -----------

                 Net Cash Used by Operating Activities              --             --           (3,425)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

           Capital contributed by shareholders                      --             --            3,425
                                                             -----------    -----------    -----------

                 Net Cash Provided by Investing Activities          --             --            3,425
                                                             -----------    -----------    -----------

CASH FLOWS FROM FINIANCING ACTIVITIES                               --             --             --
                                                             -----------    -----------    -----------

           NET DECREASE IN CASH                                     --             --             --

           CASH AT BEGINNING OF PERIOD                              --             --             --
                                                             -----------    -----------    -----------

           CASH AT END OF PERIOD                             $      --      $      --      $      --
                                                             ===========    ===========    ===========

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:

           Interest                                          $      --      $      --      $      --
           Income Taxes                                      $      --      $      --      $      --


     NON-CASH FINANCING ACTIVITIES

           Common stock issued in acquisition                $      --      $      --      $    57,500
           Common stock issued in conversion of debt         $      --      $      --      $     1,000
           Common stock issued for services                  $      --      $      --      $   134,730
           Contributed services                              $       700    $      --      $     5,160

   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      March 31, 2005 and December 31, 2004

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and 2004, and for all periods presented herein, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We do not have any revenues and incurred a loss of $13,539 for the first quarter of 2005 compared to a loss of $990 for the first quarter of 2004. The first quarter 2004 loss is primarily attributed to legal and accounting expenses and other administrative costs.

Liquidity and Capital Resources

     Expenses incurred during the first quarter of 2005 were paid by a stockholder. At March 31, 2005, our payable to the stockholder was $73,207 compared to $44,336 at December 31, 2004. This increase is due to the payment by the stockholder of past professional fees.. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay our expenses.

Plan of Operation

     As a result of the rescission of the acquisition, we are now conducting limited business operations and are considered a development stage company. Presently, we are actively seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Our principal purpose is to locate and consummate a merger or acquisition with a private entity.

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

     We do not intend to use employees, with the possible exception of part-time clerical assistance on an as-needed basis. We will use outside advisors or consultants only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner and to continue our search for business opportunities during the next twelve months.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

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

                                   CEMENTITIOUS MATERIALS,  INC.



Date:  May 18, 2005                By: /S/   EDWARD F. COWLE
                                      ------------------------------------------
                                             Edward F. Cowle
                                             President, C.E.O. and Director
                                             (Principal Accounting Officer)