Form 10QSB
period 2005-06-30
CEMENTITIOUS MATERIALS INC
filed 2005-08-15
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to _____________

                        Commission File Number 000-49901

                          CEMENTITIOUS MATERIALS, INC.
        -----------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                 Outstanding as of June 30, 2005
-----------------------                        -------------------------------
Common Stock, Par Value                                   4,991,042
     $.001 per share

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]


                                                    TABLE OF CONTENTS
                                                                                                       Page
                                                                                                       ----

                                              PART I. FINANCIAL INFORMATION

Item  1.      Financial  Statements....................................................................  3

Item 2.       Management's Discussion and Analysis or Plan of Operation................................ 12

Item 3.       Controls and Procedures.................................................................. 14

                                               PART II. OTHER INFORMATION

Item  1.      Legal Proceedings........................................................................ 14

Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds.............................. 14

Item  3.      Defaults Upon Senior Securities.......................................................... 14

Item  4.      Submission of Matters to a Vote of Securities Holders.................................... 14

Item  5.      Other Information........................................................................ 14

Item  6.      Exhibits and Reports on Form 8-K......................................................... 15

              Signatures............................................................................... 15

                                                         -2-

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements

         The accompanying balance sheets of Cementitious Materials, Inc. at June 30, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005 and 2004 and the period July 31, 1987 (date of inception of development stage) to June 30, 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.






                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                      ASSETS
                                                     --------

                                                     June 30,    December 31,
                                                       2005          2004
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $     --      $     --
                                                    ----------    ----------
    Total Current Assets                                  --            --
                                                    ----------    ----------

    TOTAL ASSETS                                    $     --      $     --
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                     June 30,            December 31,
                                                       2005                  2004
                                                    ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                  $   11,976            $   25,061
  Payable-related party                                 78,882                44,336
                                                    ----------            ----------
   Total Current Liabilities                            90,858                69,397
                                                    ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at: $0.001 par value;
  12,500,000 shares authorized
  4,991,042 shares issued and outstanding                 4,991                 4,991
  Additional paid-in capital                            358,324               356,924
  Deficit accumulated prior to the
    development stage                                  (151,800)             (151,800)
  Deficit accumulated during the
    development stage                                  (302,373)             (279,512)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (90,858)              (69,397)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --              $      --
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


                                       CEMENTITIOUS MATERIALS, INC.
                                       (A Development Stage Company)
                                         Statements of Operations
                                                (Unaudited)

                                          For the                     For the                 From
                                       Three Months                 Six Months            Inception on
                                          Ended                        Ended                July 31,
                                         June 30,                     June 30,            1987 through
                               --------------------------    --------------------------      June 30,
                                   2005           2004           2005           2004           2005
                               -----------    -----------    -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --      $      --      $      --

EXPENSES

  General and Administrative         7,801            847         20,337          1,379        295,780
                               -----------    -----------    -----------    -----------    -----------
NET LOSS FROM OPERATIONS            (7,801)          (847)       (20,337)        (1,379)      (295,780)

OTHER EXPENSES

  Interest expense                  (1,521)          (469)        (2,524)          (927)        (6,593)
                               -----------    -----------    -----------    -----------    -----------
    Total Other Expenses            (1,521)          (469)        (2,524)          (927)        (6,593)
                               -----------    -----------    -----------    -----------    -----------

NET LOSS                       $    (9,322)        (1,316)   $   (22,861)   $    (2,306)   $  (302,373)
                               ===========    ===========    ===========    ===========    ===========

BASIC NET LOSS PER SHARE       $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          4,991,042      4,991,042      4,991,042      4,991,042
                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                           CEMENTITIOUS MATERIALS, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)
                               From Inception on July 31,1987 through June 30, 2005

                                                                                         Deficit
                                                                                       Accumulated
                                                                        Additional     During the
                                                  Common Stock           Paid-in       Development
                                             Shares        Amount         Capital         Stage
                                          -----------    -----------    -----------    -----------
Balance at inception of the
development stage on
July 31, 1987                                   6,352    $         6    $   151,794    $  (151,800)

Common stock issued for
mining claims at predecessor
cost of zero                                   14,478             15            (15)          --

Capital contributed to cover
various operating expenses                       --             --            2,425           --

Net loss from inception of the
development stage of July 31,
1987 through December 31, 1989                   --             --             --           (2,425)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1989                     20,830             21        154,204       (154,225)

Capital contributed to cover
various operating expenses                       --             --            1,000           --

Net income for the year ended
December 31, 1990                                --             --             --           (1,000)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1990                     20,830             21        155,204       (155,225)

Common shares cancelled                        (8,326)            (8)             8           --

Common shares issued in the acquisition
of Ocean Express Lines, Inc.                  143,750            143         57,357           --

Net Loss for the period from January
1, 1991 through December 31, 1998                --             --             --          (57,500)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1998                    156,254            156        212,569       (212,725)

Common stock issued per court
order at $0.0008 per share for
conversion of debt                            343,746            344          9,656           --

Net loss for the year ended
December 31, 1999                                --             --             --          (10,000)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1999                    500,000            500        222,225       (222,725)

Net loss for the year ended
December 31, 2000                                --             --             --           (3,377)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 2000                    500,000            500        222,225       (226,102)

Net loss for the year ended
December 31, 2001                                --             --             --           (4,063)
                                          -----------    -----------    -----------    -----------
Balance, December 31, 2001                    500,000    $       500    $   222,225    $  (230,165)
                                          -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on July 31, 1987 through June 30, 2005
                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional    During the
                                             Common Stock           Paid-in      Development
                                         Shares        Amount       Capital         Stage
                                      -----------   -----------   -----------   -----------
Balance, December 31, 2001                500,000   $       500   $   222,225   $  (230,165)

Net loss for the year ended
December 31, 2002                            --            --            --          (8,842)
                                      -----------   -----------   -----------   -----------
Balance December 31, 2002                 500,000           500       222,225      (239,007)

Fractional shares issued in
connection with 1-for-10 reverse
stock split                                     5          --            --            --

Fractional shares issued in
connection with 1-for-4 reverse
stock split                                    37          --            --            --

Common stock issued to officers
And directors for services rendered     4,491,000         4,491       130,239          --

Contributed services                         --            --           1,660          --

Net loss for the year ended
December 31, 2003                            --            --            --        (176,026)
                                      -----------   -----------   -----------   -----------
Balance December 31, 2003               4,991,042         4,991       354,124      (415,033)

Contributed services                         --            --           2,800          --

Net loss for the year ended
December 31, 2004                            --            --            --         (16,279)
                                      -----------   -----------   -----------   -----------
Balance December 31, 2004               4,991,042         4,991       356,924      (431,312)

Contributed services (Unaudited)             --            --           1,400          --

Net loss for the six
months ended June 30,
2005 (Unaudited)                             --            --            --         (22,861)
                                      -----------   -----------   -----------   -----------
Balance June 30,2005 (Unaudited)        4,991,042   $     4,991   $   358,324   $  (454,173)
                                      ===========   ===========   ===========   ===========


                       Deficit accumulated prior to the development stage        $ (151,800)

                       Deficit accumulated during the development stage            (302,373)
                                                                                -----------
                       Total accumulated deficit                                 $ (454,173)
                                                                                ===========

   The accompanying notes are an integral part of these financial statements.


                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                         From
                                                                      Inception on
                                         For the Six Months Ended       July 31,
                                                  June 30,            1987 Through
                                        --------------------------      June 30,
                                            2005          2004           2005
                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $   (22,861)   $    (2,306)   $  (302,373)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Loss on common stock issued
    for subsidiary                             --             --           57,500
  Contributed services                        1,400           --            5,860
  Common stock issued for services             --             --          134,730
  Changes in assets and liabilities:
  Increase(decrease) in
    accounts payable                        (13,085)          (556)        26,946
  Increase in
    payable-related party                    34,546          2,862         73,912
                                        -----------    -----------    -----------
  Net Cash Used in
   Operating Activities                        --             --           (3,425)
                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital contributed by shareholders          --             --            3,425
                                        -----------    -----------    -----------
  Net Cash Provided by
   Investing Activities                        --             --            3,425
                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES           --             --             --
                                        -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                --             --             --

CASH AT BEGINNING
OF PERIOD                                      --             --             --
                                        -----------    -----------    -----------
CASH AT END OF PERIOD                   $      --      $      --      $      --
                                        ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                       From
                                                                    Inception on
                                         For the Six Months Ended     July 31,
                                                 June 30,          1987 Through
                                         ------------------------     June 30,
                                            2005          2004          2005
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --      $    --       $    --
    Income Taxes                         $     --      $    --       $    --


NON CASH FINANCING ACTIVITIES

Common stock issued in acquisition       $     --      $    --       $   57,500
Common stock issued for services         $     --      $    --       $  134,730
Common stock issued in                   $     --      $    --       $    1,000
conversion of debt
Services contributed by shareholders     $    1,400    $    --       $    5,860




   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and 2004, and for all periods presented herein, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

     We do not have any revenues and incurred a loss of $9,322 for the second quarter of 2005 compared to a loss of $1,316 for the second quarter of 2004. The loss is primarily attributed to legal and accounting expenses and other administrative costs in connection with our filings with the SEC and the termination of our failed acquisition.

     We do not have any revenues and incurred a loss of $22,861 for the first half of 2005 compared to a loss of $2,306 for the first six months of 2004. The loss is primarily attributed to legal and accounting expenses and other administrative costs in connection with our filings with the SEC and the termination of our failed acquisition.

Liquidity and Capital Resources

     Expenses incurred during the first half of 2005 were paid by a stockholder. At June 30, 2005, our payable to the stockholder was $78,882 compared to $44,336 at December 31, 2004. This increase is due to the payment by the stockholder of professional fees. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues, until such time that we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay our expenses.

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

                                   CEMENTITIOUS MATERIALS,  INC.



Date:  August 12, 2005            By: /S/   EDWARD F. COWLE
                                     -------------------------------------------
                                      Edward F. Cowle
                                      President, C.E.O. and Director
                                      (Principal Accounting Officer)