Form 10QSB
period 2005-09-30
CEMENTITIOUS MATERIALS INC
filed 2005-11-21
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding as of September 30, 2005
------------------------                    ------------------------------------
Common Stock, Par Value                                   4,991,042
     $.001 per share

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1      Financial Statements..............................................3

Item 2      Management's Discussion and Analysis or Plan of Operations.......12

Item 3      Controls and Procedures..........................................14

                             PART II. OTHER INFORMATION

Item 1      Legal Proceedings............................................... 14

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds..... 14

Item 3      Defaults Upon Senior Securities................................. 14

Item 4      Submission of Matters to a Vote of Securities Holders........... 14

Item 5      Other Information............................................... 14

Item 6      Exhibits and Reports on Form 8-K................................ 15

            Signatures...................................................... 15

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements

         The accompanying balance sheets of Cementitious Materials, Inc. at September 30, 2005 and December 31, 2004, related statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended June 30, 2005 and 2004 and the period July 31, 1987 (date of inception of development stage) to June 30, 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2005.




                          CEMENTITIOUS MATERIALS, INC.

                          (A Development Stage Company)

                    September 30, 2005 and December 31, 2004


                           CEMENTITIOUS MATERIALS, INC
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                             September 30,   December 31,
                                                                 2005            2004
                                                              -----------    -----------
                                                              (Unaudited)

CURRENT ASSETS

      Cash                                                    $      --      $      --
                                                              -----------    -----------

             Total Current Assets                                    --             --
                                                              -----------    -----------

             TOTAL ASSETS                                     $      --      $      --
                                                              ===========    ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                        $    12,018    $    25,061
      Accounts payable - stockholder                               81,556         44,336
                                                              -----------    -----------

             Total Current Liabilities                             93,574         69,397
                                                              -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 12,500,000 shares authorized,
        at $0.001 par value; 4,991,042 shares
        issued and outstanding                                      4,991          4,991
      Additional paid-in capital                                  362,474        356,924
      Deficit accumulated prior to the development stage         (151,800)      (151,800)
      Deficit accumulated during the development stage           (309,239)      (279,512)
                                                              -----------    -----------

             Total Stockholders' Equity (Deficit)                 (93,574)       (69,397)
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                               $      --      $      --
                                                              ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                                                CEMENTITIOUS MATERIALS INC
                                               (A Development Stage Company)
                                           Statements of Operations (Unaudited)


                                                                                                 From
                                        For the Three                  For the Nine          Inception on
                                        Months Ended                   Months Ended            July 31,
                                        September 30,                  September 30,         1987 Through
                                  --------------------------    --------------------------   September 30,
                                      2005          2004           2005           2004           2005
                                  -----------    -----------    -----------    -----------    -----------


REVENUES                          $      --      $      --      $      --      $      --      $      --

EXPENSES

     General and Administrative         5,408          6,730         25,745          8,109        301,188
                                  -----------    -----------    -----------    -----------    -----------

         Total Expenses                 5,408          6,730         25,745          8,109        301,188
                                  -----------    -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS                   (5,408)        (6,730)       (25,745)        (8,109)      (301,188)
                                  -----------    -----------    -----------    -----------    -----------


OTHER EXPENSES

     Interest Expense                  (1,458)          (527)        (3,982)        (1,454)        (8,051)
                                  -----------    -----------    -----------    -----------    -----------

         Total Other Expenses          (1,458)          (527)        (3,982)        (1,454)        (8,051)
                                  -----------    -----------    -----------    -----------    -----------


NET LOSS                          $    (6,866)   $    (7,257)   $   (29,727)   $    (9,563)   $  (309,239)
                                  ===========    ===========    ===========    ===========    ===========


BASIC LOSS PER SHARE              $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                  ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              4,991,042      4,991,042      4,991,042      4,991,042
                                  ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                                   CEMENTITIOUS MATERIALS, INC
                                  (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                         Common Stock                   Additional     During the
                                         --------------------------      Paid-In      Development
                                            Shares         Amount        Capital         Stage
                                         -----------    -----------    -----------    -----------
Balance at inception of the
  development stage on July 31, 1987           6,352    $         6    $   151,794    $  (151,800)

Common stock issued for
  mining claims at predecessor
  cost of zero                                14,478             15            (15)          --

Capital contributed to cover
  various operating expenses                    --             --            2,425           --

Net loss from inception of the
  development stage on July 31, 1987
  through December 31, 1989                     --             --             --           (2,425)
                                         -----------    -----------    -----------    -----------

Balance, December 31, 1989                    20,830             21        154,204       (154,225)

Capital contributed to cover
  various operating expenses                    --             --            1,000           --

Net loss for the year ended
  December 31, 1990                             --             --             --           (1,000)
                                         -----------    -----------    -----------    -----------

Balance, December 31, 1990                    20,830             21        155,204       (155,225)

Common shares cancelled                       (8,326)            (8)             8           --

Common shares issued in the
  acquisition of Ocean Express
  Lines, Inc.                                143,750            143         57,357           --

Net loss for the period from
  January 1, 1991 through
  December 31, 1998                             --             --             --          (57,500)
                                         -----------    -----------    -----------    -----------

Balance, December 31, 1998                   156,254            156        212,569       (212,725)

Common stock issued per court order
  court order at $0.0008 per share for
  conversion of debt                         343,746            344          9,656           --

Net loss for the year ended
  December 31, 1999                             --             --             --          (10,000)
                                         -----------    -----------    -----------    -----------

Balance, December 31, 1999                   500,000            500        222,225       (222,725)

Net loss for the year ended
  December 31, 2000                             --             --             --           (3,377)
                                         -----------    -----------    -----------    -----------

Balance December 31, 2000                    500,000            500        222,225       (226,102)

Net loss for the year ended
  December 31, 2001                             --             --             --           (4,063)
                                         -----------    -----------    -----------    -----------

Balance December 31, 2001                    500,000    $       500    $   222,225    $  (230,165)
                                         -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.


                           CEMENTITIOUS MATERIALS, INC
                          (A Development Stage Company)
                  Statements of Stockholers' Equity (Deficit)



                                                                                           Deficit
                                                                                         Accumulated
                                                     Common Stock           Additional    During the
                                               -------------------------     Paid-In     Development
                                                 Shares       Amount         Capital        Stage
                                               -----------   -----------   -----------   -----------

Balance, December 31, 2001                         500,000   $       500   $   222,225   $  (230,165)

Net loss for the year ended
  December 31, 2002                                   --            --            --          (8,842)
                                               -----------   -----------   -----------   -----------

Balance, December 31, 2002                         500,000           500       222,225      (239,007)

Fractional shares issued in
connection with 1-for-10 reverse stock split             5          --            --            --

Fractional shares issued
 in a 1-for-4 reverse stock split                       37          --            --            --

Common stock issued to officers
  and directors for services rendered            4,491,000         4,491       130,239          --

Contributed services                                  --            --           1,660          --

Net loss for the year ended
  December 31, 2003                                   --            --            --        (176,026)
                                               -----------   -----------   -----------   -----------

Balance, December 31, 2003                       4,991,042         4,991       354,124      (415,033)

Contributed services                                  --            --           2,800          --

Net loss for the year ended
  December 31, 2004                                   --            --            --         (16,279)
                                               -----------   -----------   -----------   -----------

Balance December 31, 2004                        4,991,042         4,991       356,924      (431,312)

Contributed services (unaudited)                      --            --           5,550          --

Net loss for the nine months ended
  September 30, 2005 (unaudited)                      --            --            --         (29,727)
                                               -----------   -----------   -----------   -----------

Balance September 30, 2005
  (unaudited)                                    4,991,042   $     4,991   $   362,474   $  (461,039)
                                               ===========   ===========   ===========   ===========

                             Deficit accumulated prior to the development stage          $  (151,800)

                             Deficit accumulated during the development stage               (309,239)
                                                                                         -----------

                             Total accumulated deficit                                   $  (461,039)
                                                                                         ===========



The accompanying notes are an integral part of these financial statements.


                           CEMENTITIOUS MATERIALS, INC
                         (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                                For the Nine             July 31,
                                                                Months Ended           1987 Through
                                                                September 30,          September 30,
                                                           --------------------------   -----------
                                                              2005           2004          2005
                                                           -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                             $   (29,727)   $     9,563)  $  (309,239)

      Adjustments to reconcile net loss to net cash used
        by operating activities:
      Loss on common stock issued for subsidiary                  --             --          57,500
      Contributed services                                       5,550           --          10,010
            Common stock issued for services                      --             --         134,730
      Changes in operating assets and liabilities
            Increase (decrease) in accounts payable            (13,043)           354        26,988
            Increase in account payable - shareholder           37,220          9,209        76,586
                                                           -----------    -----------   -----------

                  Net Cash Used by Operating Activities           --             --          (3,425)
                                                           -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                              --             --            --
                                                           -----------    -----------   -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

            Contribution of capital by shareholders               --             --           3,425
                                                           -----------    -----------   -----------

                  Net Cash Provided by Operating
                    Activities                                    --             --           3,425
                                                           -----------    -----------   -----------

            NET DECREASE IN CASH                                  --             --            --

            CASH AT BEGINNING OF PERIOD                           --             --            --
                                                           -----------    -----------   -----------

            CASH AT END OF PERIOD                          $      --      $      --     $      --
                                                           ===========    ===========   ===========

SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

            Interest                                       $      --      $      --     $      --
            Income Taxes                                   $      --      $      --     $      --

      NON-CASH FINANCING ACTIVITIES

            Common stock issued in acquisition             $      --      $      --     $    57,500
            Common stock issued for services               $      --      $      --     $   134,730
            Common stock issued in conversion fo debt      $      --      $      --     $     1,000
            Services contributed by shareholders           $     5,550    $      --     $    10,010


   The accompanying notes are an integral part of these financial statements.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1 -  FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and 2004, and for all periods presented herein, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT EVENTS

   On September  26,  2005,  the Company  entered into an Agreement  and Plan of
   Merger with NaturalNano, Inc., a Delaware corporation. The Agreement stipulates that the Company's newly created, wholly-owned subsidiary, Cementitious Acquisitions, Inc., will be merged with and into NaturalNano with NaturalNano being the surviving entity. As a result of the transaction, NaturalNano will become a wholly-owned subsidiary of the Company.

                          CEMENTITIOUS MATERIALS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 3 - SIGNIFICANT EVENTS (Continued)

   Under the terms of the Merger Agreement, each outstanding share of NaturalNano common stock will be exchanged for 4.492 shares of the Company's authorized but previously unissued common stock common stock, resulting in the issuance 44,919,378 shares of the Company's common stock. Pursuant to the Agreement, the Company will also issue options and warrants to purchase an aggregate of 4,950,000 shares of the Company's common stock to the holders of outstanding NaturalNano stock options and warrants, in consideration for the cancellation of such stock options and warrants. Additionally, the Company will issue 10,469,600 shares of its common stock in consideration for the conversion of certain NaturalNano convertible debt. As a result of these issuances, the current holders of NaturalNano common stock and convertible notes will hold, in the aggregate, approximately 92% of the total number of shares of the Company's common stock outstanding after the merger. Upon the closing of the merger, all of the Company's current directors and executive officers will resign and the current directors and executive officers of NaturalNano will be appointed to fill the vacancies created by such resignations.

   On September 23, 2005 and in connection with the Merger Agreement, the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation to (a) increase the Company's authorized capitalization to 100 million shares of common stock and 10 million shares of "blank check" preferred stock, and (b) effective upon the consummation of the merger, to change the Company's corporate name to "NaturalNano, Inc." The Company's Board also approved the adoption of a new stock incentive plan permitting the issuance of up to seven million shares of the Company's common stock to its employees, directors and consultants.

   Completion of the acquisition of NaturalNano will result in a change in control of the Company and the assumption by the Company of NaturalNano's assets, liabilities and operations. Management anticipates that the acquisition of NaturalNano will be completed on or about November 30, 2005, although there can be no assurance that the transaction will be finalized.

   NaturalNano is a development-stage company whose primary business is processing, developing and commercializing naturally occurring nanoscale materials. Its efforts are currently directed toward research and development for the future production and marketing of its proprietary technologies.

Item 2.       Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

         On September 26, 2005, Cementitious Materials, Inc. entered into an Agreement and Plan of Merger with NaturalNano, Inc., a Delaware corporation. The agreement contemplates that our newly created, wholly-owned subsidiary, Cementitious Acquisitions, Inc., will be merged with and into NaturalNano with NaturalNano being the surviving entity. As a result of the transaction, NaturalNano will become our wholly-owned subsidiary.

         Under the terms of the merger agreement, each outstanding share of NaturalNano common stock will be exchanged for 4.4919378 shares of our authorized but previously unissued common stock common stock, resulting in the issuance 44,919,378 shares of our common stock. Pursuant to the agreement, we will also issue options and warrants for the purchase of an aggregate of 4,950,000 shares of our common stock to the holders of outstanding NaturalNano stock options and warrants, in consideration for the cancellation of such stock options and warrants. Additionally, we will issue 10,469,600 shares of our common stock in consideration for the conversion of certain NaturalNano convertible debt. As a result of these issuances, the current holders of NaturalNano common stock and convertible notes will hold, in the aggregate, approximately 92% of the total number of shares of our common stock outstanding after the merger. Upon the closing of the merger, all of our current directors and executive officers will resign and the current directors and executive officers of NaturalNano will be appointed to fill the vacancies created by such resignations.

         On September 23, 2005 and in connection with the merger agreement, our board of directors approved an amendment to our articles of incorporation to (a) increase our authorized capitalization to 100 million shares of common stock and 10 million shares of "blank check" preferred stock, and (b) effective upon the consummation of the merger, to change our corporate name to "NaturalNano, Inc." Our board also approved the adoption of a new stock incentive plan permitting the issuance of up to 7 million shares of our common stock to our employees, directors and consultants. The amendment to our articles of incorporation and the stock incentive plan were approved by the written consent of stockholders owning a majority of our outstanding common stock.

         Completion of the acquisition of NaturalNano will result in a change in control of our company and the assumption by us of NaturalNano's assets, liabilities and operations. We have made customary representations, warranties and covenants in the merger agreement and consummation of the merger is subject to various customary conditions. We anticipate that the acquisition of NaturalNano will be completed on or about November 30, 2005, although there can be no assurance that the transaction will be finalized.

         NaturalNano is a development stage company whose primary business is processing, developing and commercializing naturally occurring nanoscale materials. Its efforts are currently directed toward research and development for the future production and marketing of its proprietary technologies in the following fields:

         o Developing state-of-the art, proprietary processes for extracting and separating halloysite nanotubes from halloysite clay;

         o    Developing  commercial   applications  for  halloysite  nanotubes,
              specifically for the following application areas:

                   o    Material   additives   for   polymers,   plastics,   and
                        composites;
                   o    Cosmetics and other personal care products;
                   o Absorbent materials; and o Pharmaceuticals and medical device additives and coatings.

         o Engaging in business alliances with other organizations to bring nanoscale materials to market.

         In connection with the proposed merger, we have prepared and filed with the SEC a definitive information statement. The information statement was mailed to our stockholders on November 8, 2005 to inform them of the actions described above before they take effect. We are not asking our stockholders for a proxy and they are requested not to send us a proxy. The information statement and other relevant documents filed with the SEC is available free of charge at the SEC's website, www.sec.gov.

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

Results of Operations

         We did not have any revenues and incurred a loss of $6,866 for the third quarter of 2005 compared to a loss of $7,257 for the third quarter of 2004. The loss is primarily attributed to legal and accounting expenses and other administrative costs in connection with our filings with the SEC, as well as

         We did not have any revenues and incurred a loss of $29,727 for the first nine months of 2005 compared to a loss of $9,563 for the first nine months of 2004. The loss is primarily attributed to legal and accounting expenses and other administrative costs in connection with our filings with the SEC and the termination of our failed acquisition.

Liquidity and Capital Resources

         Expenses incurred during the first nine months of 2005 were paid by a stockholder. At September 30, 2005, our payable to the stockholder was $81,556 compared to $44,336 at December 31, 2004. This increase is due to the payment by the stockholder of professional fees. We expect to continue to rely on the stockholder to pay our expenses, because we have no cash reserves or sources of revenues, and do no anticipate being able to generate any significant revenues until such time that we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay our expenses.

Plan of Operation

         We have been conducting limited business operations and are considered a development stage company. We have actively sought potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Our principal purpose has been to locate and consummate a merger or acquisition with a private entity. If the acquisition of NaturalNano is completed, we will become engaged in its business. If, in the alternative, the acquisition is not completed, we will revert to our current business plan that is summarized below.

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

Item 4.       Submission of Matters to a Vote of Security Holders

         On  September  23,  2005,  our  two   controlling   stockholders,   who
beneficially own in the aggregate 4,344,408 shares, or approximately 87%, of our issued and outstanding common stock, consented in writing to the following:

         1. An amendment of our Articles of Incorporation that will (a) increase our authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock and (b) change our corporate name, upon the effectiveness of the Merger, to "NaturalNano, Inc."

         2. Adoption of the 2005 Incentive Stock Plan for our employees, directors, and consultants.

         The controlling stockholders have not consented to or considered any other corporate action. Because stockholders holding at least a majority of the voting rights of our outstanding common stock at the record date voted in favor of the foregoing proposals, and have sufficient voting power to approve such proposals through their ownership of common stock, no other stockholder consents were solicited in connection with the transactions described. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, the proposals will not become effective until a date at least 20 calendar days after the date on which this Information Statement is first mailed to the stockholders, which date was November 8, 2005. We anticipate that the actions contemplated herein will be effected on or about the close of business on November 30, 2005.

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

     (b) Reports on Form 8-K

         On September 30, 2005, we filed a current report on Form 8-K disclosing under Item 1.01 that on September 26, 2005, we entered into the Agreement and Plan of Merger with NaturalNano, Inc.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CEMENTITIOUS MATERIALS,  INC.



Date:  November 21, 2005              By: /S/   EDWARD F. COWLE
                                     -------------------------------------------
                                      Edward F. Cowle
                                      President, C.E.O. and Director
                                      (Principal Accounting Officer)