Form 10KSB
period 2005-12-31
NaturalNano , Inc.
filed 2006-02-17
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005 or

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

NaturalNano, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-49901	87-0646435
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation)		Identification No.)

150 Lucius Gordon Drive, Suite 115
West Henrietta, New York 14586
(Address of principal executive offices)
(585) 214-8005
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  _____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $500

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 15, 2006 was $186,455,100.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of February 15, 2006 was 121,074,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	1

Item 2.	Description of Property	8

Item 3.	Legal Proceedings	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
	Issuer Purchases of Equity Securities	8

Item 6.	Plan of Operation	9

Item 7.	Financial Statements	11

Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	12

Item 8A.	Controls and Procedures	12

Item 8B.	Other Information	12

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	12

Item 10.	Executive Compensation	18

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	20

Item 12.	Certain Relationships and Related Transactions	21

Item 13.	Exhibits	22

Item 14.	Principal Accountant Fees and Services	24

SIGNATURES		25

-i-

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	continued development of our technology;
•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ITEM 1. DESCRIPTION OF BUSINESS

Company Business

The Company is a development stage company and is expected to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of nanotechnology, specifically focusing on naturally occurring nanoscale materials. Our strategy is to patent these processes and application technologies and license the associated patents to relevant industries including: polymers, plastics and composites, cosmetics and personal care products and medical and pharmaceutical device additives and coatings.

Our researchers have identified more than 200 applications within these industries as potential development opportunities which are subject to pending patents and issued patents under licensing agreements. The Company’s near term goal is focused on core technology development and application processes utilizing halloysite nanotubes. We expect to identify and develop other naturally occurring nanoscale materials in future research programs.

The Company’s current focus is directed toward research, development, production and marketing of material and proprietary technologies in the following fields:

1.	Developing an intellectual property portfolio with state-of-the-art, proprietary processes for extracting and separating halloysite nanotubes from halloysite clay.

2.	Developing commercial applications for halloysite nanotubes, specifically for the following application areas:

•	Material additives for polymers, plastics and composites,
•	Radio frequency shielding and control,
•	Cosmetics and odor masking,
•	Absorbent materials,
•	Electronics,
•	Agricultural, and
•	Drug delivery.

3.	Engaging in business alliances with other organizations to bring our nanoscale materials to market.

Projected Milestones for the Period through December 2006

The Company will focus on the following operational objectives and milestones during the next twelve months:

1.	Intellectual Property Asset Development
a.	Continue patent applications for separation and application technologies for naturally occurring nanomaterials
b.	License-in complementary technologies from third parties

2.	Halloysite nanotube processing technology
a.	Continue evaluation of processing alternatives for commercial scale
b.	Create designs for pilot processing system

3.	Sample material availability
a.	Ship samples to third parties for evaluation and for research purposes

4.	Engage with research organizations to reduce patent-pending and licensed IP to practice in the following categories:
a.	Separation and classification of halloysite nanotubes
b.	Additives for composite plastics and polymers
c.	Cosmeceutical applications
d.	Electronics applications

5.	Establish strategic partners and enter into joint development relationships with the intent to license our technology.

Products and Technology

Halloysite Nanotube (“HNT”) Extraction and Classification

The Company has proprietary technology related to the extraction of halloysite nanotubes from minimally processed halloysite clay that is typically provided by a halloysite mining company, such as Atlas Mining Company. Halloysite clays differ in the concentration and physical characteristics of tubular material content. NaturalNano’s technologies are important for realizing the benefits of the nanotubular material. Classification of the halloysite nanotubes is necessary for determining the loading potential of unfilled halloysite nanotubes and determination of the resulting release characteristics of filled halloysite nanotubes. Many of the technologies related to extraction and classification of halloysite nanotubes are patent-pending and we expect to continue research in these areas which may lead to additional patent applications in the future.

Halloysite Nanotube Functionalization

Proprietary technologies include processing methods, formulations, and specific surface treatments that enable the halloysite nanotubes to be functionalized and used in a wide range of applications. The Company has rights to patented technologies as well as patents pending for a variety of unique processing methods, formulations and other surface treatment technologies. Some of these proprietary technologies are protected by trade secrets.

Various treatments can be made to the halloysite nanotubes to prepare them for use in a wide range of specific applications. Examples of these treatments include coating the outer surfaces of the nanotubes, metalizing outer and/or inner surfaces of the nanotubes, loading or filling the nanotubes with active ingredients for precise controlled release, and use of complementary technologies for further encapsulating single or multiple functionalized halloysite nanotubes. Each of these functionalization approaches may provide benefits across the multiple industries that the Company’s technologies address. Combining these technologies presents prospective customers with the potential for deriving specific application solutions from utilizing these technologies. The table below presents a high-level overview of the technologies and market segments that may benefit. Not every technology shown is applicable to every market, but this illustrates the overview of technologies and markets.

	HNT Extraction	HNT Classification	Outer Surface Treatments	Outer Surface Metalization	Inner Surface Coatings	Inner Surface Metalization	Active Ingredient Loading	Encapsulation of Single or Multiple Functionalized HNTs
Polymers, Plastics, Composites
Radio Frequency Shielding
Cosmetics
Odor masking
Absorbent materials
Electronics
Agriculture
Drug Delivery

The Company provides technologies and services for functionalizing halloysite nanotubes for use in a wide range of applications. Functionalization of these nanotubes is done by applying proprietary processes to fill or “load” the tubules with differing materials and compounds or to enable diffusion of the tubules in a given chemical mixture for specific purposes—such as an extended release of fragrances. The resulting material produced using these proprietary processes is either a fine powder or a “slurry,” which is a powder suspended in a liquid. The use of powders or slurries depends on specific customer requirements and use in their manufacturing processes.

Proprietary technologies include processing methods, formulations, and specific surface treatments that enable the halloysite nanotubes to be functionalized and used in a wide range of applications. The Company has rights to patented technologies as well as patents pending for a variety of unique processing methods, formulations and other surface treatment technologies.

Licensing Strategy

Our strategy is to license our technologies to companies, segmented by technology type and market segment. In some cases, we may also offer critical components, functionalized materials, and/or other capabilities needed to put our innovations into practice.

Our licensing strategy is to segment the market as finely as possible to maximize the royalty revenue achievable by our technology. The table above reveals a high-level overview of the potential licensing space for our technologies. Our technologies are shown across the top of the table, and potential markets are indicated on the left side of the table. Each empty box in the table is a potential licensing space, indicating a technology/product intersection. Not every technology shown is pertinent for every market, but this reveals a high-level overview of our market segmentation strategy.

We believe royalty rates, which would be either a direct royalty for technologies utilized by the manufacturer to produce products utilizing our technologies or as premium amounts in actual materials provided to a customer, are critical to the determination of our future potential revenue.

Our upfront negotiations with each customer will determine royalty rates for each market segment. Royalty rates are dependent upon the strength of our patent coverage, the strength of the market advantage provided by our technology, the availability of other technology options to solve a particular problem, as well as whether or not we grant an exclusive or non-exclusive license. We believe it is very important to demonstrate the value that we add to the product, and how that added value will improve our customer’s position in the market, to achieve an acceptable royalty rate.

In situations where we possess several solutions to a problem, we expect that the customer will evaluate all of our technology options to determine which solution is best and whether or not it should license all of our solutions. Those solutions that are not licensed exclusively might be licensed-in by a competitor, who can then claim a comparable advantage. Broader license grants and stronger intellectual property positions can result in higher royalty rates. To achieve higher potential royalty rates, resulting in the best long-term benefit to our shareholders. We are aggressively patenting and acquiring technology solutions in the multiple markets in which we are active.

For each potential customer with whom we enter into discussions, we identify which market segments they are interested in and which technologies they wish to license. We generally wish to see a commitment to ship a product within a certain time frame, certain annual minimum commitments, minimum royalty payments, milestone payments and an attractive royalty rate or material sale price, if the customer requirements dictate providing materials with an implicit license fee per unit of material weight.

The degree of exclusivity is also a key parameter in determining achievable license terms and royalty rates; however, the decision to license exclusively or non-exclusively is dependent upon multiple factors. Ultimately, our strategy related to exclusive versus non-exclusive licensing will be determined by market segment, and will be dependent upon market need, market fragmentation, competitive advantage market position and financial incentives offered by the potential licensees. For example, while giving one company a non-exclusive license, there remains the possibility for a second company to negotiate a "co-exclusive" license.

Markets

The Company has technologies that can provide benefits to many industry segments. Specific industries where management believes halloysite nanotubes may enhance products through controlled and extended release of active ingredients or through other treatments provided on the surfaces of the tubes include:

•	Polymers, plastics and composites
•	Cosmetics and cosmeceuticals
•	Household products
•	Electronics
•	Agricultural products
•	Drug delivery technologies

We anticipate that we will license our technology to one or more development partners who would be responsible for developing commercial products, obtaining necessary approvals, manufacturing, marketing and distributing the products. Our search for development partners is global; however, we cannot presently identify or predict the precise target markets, distribution methods or other marketing efforts of our potential development partners.

The potential market for technologies which we have under development is large. As examples, the total estimated North American market for polymers and plastics, as presented by the American Plastics Council, is approximately $300 billion in annual revenues; drug delivery technologies is estimated to be a U.S. $40 billion market. Additionally, the projected growth of the nanotechnology market has been forecasted by the National Science Foundation to grow from approximately $25 billion in 2006 to $1 trillion by 2015.

Strategic Partnerships

Leveraging strategic relationships is vital to our mission. These relationships will help us to validate and expand our technology, develop extraction and separation processes, offer insight into additional application opportunities, and develop future sales channels, among other things. The Company has entered into cooperative research and development agreements with several nationally recognized universities and with an independent laboratory to jointly test and further develop core technologies and commercial applications for naturally occurring nanoscale materials. We will continue to seek partnering relationships with research facilities and commercial product suppliers around the world as we focus on developing new nanotechnology solution applications.

We have entered into nondisclosure agreements with prospective business partners and have discussed with these entities the potential for strategic relationships that could result in joint development and licensing agreements. This partnering of ideas and the joint development of applications has proven to be successful in accelerating our development of new processes and product opportunities and will continue to be pursued by the Company.

On May 25, 2005 NN Research signed a joint research agreement with Nanolution, LLC (a wholly owned subsidiary of Biophan Technologies, Inc.) (“Nanolution”) to pursue the development of a new drug delivery application utilizing naturally occurring halloysite nanotechnologies. In connection with this agreement, the Company and Nanolution have agreed that all medical uses and inventions arising from these efforts will be owned and separately marketed by Nanolution. All purification processes and non-medical applications will be owned by NaturalNano.

Sales and Marketing

The Company intends to develop an internal direct sales group for future licensing and delivery of products and related production processes with prospective customers. At the present time, this is considered to be an important element of our overall strategy in the qualification of potential applications and opportunities with customers. As individual market segments are developed through this direct sales approach, the Company may consider the use of alternate sales and distribution methods.

We are collaborating jointly on sales, marketing and distribution with the Nanolution division of Biophan, which holds the worldwide exclusive rights to market the medical applications of halloysite. Biophan has been instrumental in the Company’s founding as well as in the development of the separation and characterization of nanotubes for use in numerous potential medical applications including: extended drug delivery and release and actively controlled release based on electromagnetic activation of coatings on the halloysite tubes which would allow the potential for the non-invasive activation of drug release from medical devices. An artificial hip, for example, which encounters wear and gets inflamed in an elderly patient several years after the implant, may be able to use pre-coated halloysite tubes with an anti-inflammatory agent to release drugs upon the activation of a specific EMF shield, and thus avoid potential complications, the discomfort of injection drugs and the possible use of anti-inflammatory drugs. Both the Company and Biophan see exciting medical uses for halloysite tubes. Nanolution’s preliminary discussions with medical device and pharmaceutical companies have indicated interest in these concept capabilities and we are proceeding to develop proof of principle prototypes for testing and evaluation.

Competition

In addition to a wide range of material additives that are currently being used in the industries targeted by the Company, the current nanomaterials market consists of approximately 200 companies globally, providing a wide variety of metal oxides and inorganic compounds. The Company expects that its future product offerings will provide new capabilities and anticipated superior performance compared to existing materials. Benefits from the use of novel nanomaterials may permit us to differentiate our product offerings from potential competitors. However, many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies.

Within each of the targeted markets and product applications, the Company faces current and potential competition from many advanced material, encapsulation and chemical companies, suppliers of traditional materials and the in-house capabilities of several of its potential customers. With respect to larger producers of nanomaterials, while some of these producers do not currently offer products that directly compete with NaturalNano, these companies have greater financial and technical resources, larger research and development staffs and greater manufacturing and marketing capabilities and could soon begin to compete directly against the Company.

Patents and Trademarks

The Company has the rights to twenty issued or pending patents related to its processes and technologies and expects to continually invest in the growth of its intellectual property portfolio through in-house development of unique concepts and processes and third party licensing and joint research programs. This investment in intellectual property will include the filing of patent applications in the areas of material processing, new compositions of matter, and specific applications for use of the functionalized materials. The Company utilizes trademark protection for its current and anticipated products.

Some technologies used by the Company have been licensed in from third parties including the Company’s majority stockholder, Technology Innovations, LLC. NaturalNano expects to continue licensing-in processes and technologies that contribute to the further commercialization of naturally occurring nanomaterials.

Raw Materials

The Company has purchased from Atlas Mining Company a supply of halloysite clay, which the Company believes will be sufficient to meet the Company’s research and development needs for the coming period. Atlas Mining Company operates what is generally considered to be the largest commercial halloysite mine in the United States. NaturalNano has identified other halloysite sources that we believe are suitable as alternate suppliers of raw materials, and as such, we will not be solely dependent upon Atlas Mining Company for the supply of raw materials.

Government Regulation

We are subject to governmental regulation much like many other companies. There are still relatively few laws or regulations specifically addressing nanotechnology. As a result, the manner in which existing laws and regulations should be applied to nanotechnology in general, and how they relate to our business in particular, is unclear in many cases. We expect new laws and regulations to be adopted that may be directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and could dampen the growth in the use of nanotechnology in general.

Employees

The Company currently employs six full-time employees and one part-time employee. We anticipate the addition of several full-time employees within the next twelve months in connection with the expansion of our technical knowledge of these novel nanomaterials. Our evaluation of human resource needs often results in our use of experienced part-time consultants in various functional areas in lieu of the immediate hiring of full-time employees.

The Company has at its disposal a number of consulting PhD and postdoctoral level scientists and engineers to assist in the extraction and classification processes for halloysite nanotubes and on other applications relating to our current research projects. All of our employees have signed confidentiality agreements and we have non-compete agreements in place with our key employees.

Executive Officers of the Registrant

See Part III, Item 9 of this Report for information about Executive Officers of the Company.

Cementitious Materials, Inc.

On November 29, 2005, pursuant to an Agreement and Plan of Merger, dated as of September 26, 2005 (the “Merger Agreement”) by and among Cementitious Materials, Inc., a Nevada corporation, Cementitious Acquisitions, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., a Delaware corporation now known as NaturalNano Research, Inc. (“NN Research”), Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, we changed our name to “NaturalNano, Inc.” As a result of the Merger, we ceased being a shell company.

Pursuant to the Merger Agreement, we issued 89,838,756 split adjusted shares of our authorized but previously unissued common stock to the stockholders of NN Research in exchange for the 20,000,000 issued and outstanding common stock of NN Research. An additional 20,939,200 split adjusted shares of our authorized but previously unissued common stock were issued in consideration for the conversion of certain outstanding NN Research convertible debt. We also issued options and warrants for the purchase of an aggregate of 14,400,000 split adjusted shares of our common stock to the holders of outstanding NN Research options and warrants, in consideration of the cancellation of such options and warrants.

Because the shares issued to NN Research’s stockholders and note holders in the Merger represented a controlling interest in the Company, the transaction was accounted for as a recapitalization, and NN Research was considered the acquirer for accounting purposes. All of the historical financial statements which are attached to this report through the date of the recapitalization are those of NN Research.

Immediately following the effective time of the Merger the Company’s board of directors was reconstituted to consist of the following five directors: Steven Katz, Ross B. Kenzie, John F. Lanzafame, Michael Riedlinger and Michael L. Weiner, all of whom (other than Mr. Riedlinger) were formerly directors of NN Research. More complete biographical information concerning each of these directors is set forth below in the section entitled “Executive Officers and Directors” in this Report.

Available Information

The Company’s internet address is http://www.naturalnano.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.naturalnano.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our primary business operations using office space rented from Lennox Tech Enterprise Center in West Henrietta, New York. We pay a monthly fee of $4,193 for the use of office space under a lease expiring May 31, 2008 (subject to our right to terminate any time after May 31, 2006 upon 90 days notice).

In January 2006, we signed a two-year lease for approximately 2000 square feet of laboratory space in Rochester, New York. This agreement includes a one-year renewal option that expires on January 31, 2009. The annual base rent under this agreement is $30,000 plus a pro rata share of the operating expenses for each of the first two years and increases to $31,500 for the optional renewal year. We believe that these facilities will be adequate for our anticipated needs through the respective lease terms.

We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 23, 2005, in connection with the Merger, the holders of what then represented approximately 87% of our outstanding common stock, acting by written consent without a meeting of stockholders, approved an amendment to our Articles of Incorporation and the adoption of an incentive stock plan. We delivered to our stockholders a report on Schedule 14c describing the actions taken. The report was filed with the SEC on November 8, 2005 and is incorporated herein by reference.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol NNAN. Because our shares had traded only on a limited and sporadic basis prior to the Merger, there is no meaningful history of reported trades in the public market before that date and we therefore have not included a price history of our trades prior to November 29, 2005. During the period from November 29, 2005 through December 31, 2005, the high and low share price, on a split adjusted basis, has ranged from $0.625 to $1.07, respectively. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Prior to the Merger, our stock was listed on the OTC Bulletin Board under the symbol “CTTM.”

As of December 31, 2005, we had 121,074,740 split adjusted shares of our common stock outstanding which were held by approximately 170 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

In connection with the Merger we issued an aggregate of 110,777,956 split adjusted shares of common stock on November 29, 2005. The shares were issued in a private transaction to 59 persons that were the former stockholders and note holders of NN Research. We also issued, pursuant to the Merger Agreement, a warrant for the purchase of 4,500,000 (post split) shares of our common stock in exchange for a warrant for the purchase of an identical number of shares of NN Research common stock. The warrant issuance was made in reliance on an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

On February 2, 2006 we issued an aggregate of 314,700 post-split shares of our common stock to three entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 40,000 post-split shares to High Technology of Rochester, Inc., our landlord, in consideration for certain leasehold improvements to our office facilities. We issued 74,700 post-split shares to Medienimpuls GmbH as payment for consulting services valued at $14,940. We issued 200,000 post-split shares to Ambit Corporation in connection with the license of certain patented technology in the field of electronic shielding.

ITEM 6. PLAN OF OPERATION

General

The Company is a development stage company and is expected to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of nanotechnology, specifically focusing on naturally occurring nanoscale materials. Our strategy focus is to patent these processes and application technologies and license the associated patents to relevant industries including: polymers, plastics and composites, cosmetics and personal care products and medical and pharmaceutical device additives and coatings.

Our researchers have identified more than 200 applications within these industries as potential development opportunities which are subject to pending patents and issued patents under licensing agreements.

The Company’s near-term goal is focused on core technology development and application processes utilizing halloysite nanotubes. We expect to identify and develop other naturally occurring nanoscale materials in future research programs.

Processing and Manufacturing

In some instances, a prospective customer may require that NaturalNano provide them with functionalized HNTs as additives to their end products. In these cases, we anticipate that the functionalized HNTs would be provided as either a dry powder of colloidal suspension of nanotubes which may have additional materials as coatings or fillings. As examples, the HNTs may be metallized or not, unloaded or loaded with any one of a number of active agents for different applications. Different end-use applications and marketing partners would require different product configurations and will need to be assessed individually.

When required, our future manufacturing would likely begin with raw or minimally processed halloysite material. We would further process this material to extract nanotubes from the surrounding minerals present in halloysite clay and then further classify the nanotubes. This refined and classified material could then be shipped to customers or a designated toll manufacturing facility in the form of a dry powder or slurry mixture. The customer’s specific requirements will determine the final form of delivery.

NaturalNano can add further value to the refined and classified nanotubes by either adding material to the surface of the nanotubes or loading within the hollow openings of the nanotubes. The resulting intermediary materials can then be shipped to customers for use in their manufacturing processes.

These powders or suspensions will be designed as an intermediate component of a finished consumer product. Typically, these materials would be incorporated with other components to produce the finished product that our marketing partner would sell, for instance providing a controlled release agent or a strengthening agent to be added to the partners existing materials or products. If requested by a customer, the Company will evaluate and select suitable manufacturing partners in each of the targeted industry segments. We would then work with each manufacturing partner to build the expertise to provide the materials, in the various required configurations.

Patents and Intellectual Property

The Company’s intellectual property portfolio currently contains the rights to twenty issued and pending patents including several exclusively licensed within defined fields of use. Included in this total are four pending applications under license from the Company’s majority shareholder Technology Innovations, LLC. Over 200 applications for halloysite have been identified to date and are covered in these patents. As research and development continues, NaturalNano intends to aggressively seek patent protection for new developments and technologies in the United States and in strategic foreign markets, in addition to licensing-in patents to augment our development opportunities.

Research and Development

During the next twelve months the Company’s research and development focus will be in the following areas:

☐	Collaboration with potential customers in major market segments to demonstrate proof of principle for specific industry applications.

☐	Establishment of a research lab to produce unique processes and products at a competitive cost.

☐
Establishment of a pilot production program to extract, separate and categorize naturally occurring nanotubes found within halloysite clay, which will provide the basis for our future development of commercial scale production facilities.

During the twelve-month period ending December 31, 2006, the Company expects to spend approximately $250,000 for capital investments relating to the setup of the research lab.

Research and Development related expenditures for the twelve-month period ending December 31, 2006, which will include salaries for employees, fees for collaborative research agreements and lab testing materials, will approximate $1,040,000.

Investor Relations

The Company intends to regularly communicate and re-enforce our brand awareness and corporate strategies in order to keep our shareholders, the investment community and our strategic partners informed regarding our progress in achieving our stated milestones and related discoveries. We believe our efforts to achieve widespread press exposure will help raise the scientific and investment community’s awareness of the science of nanotechnology  and increase the recognition of NaturalNano, Inc. as an innovative company. In this regard, the Company has engaged various professional firms to actively assist and advise in establishing public relations and investor relations strategies.

Financing Activities

The Company’s source of cash since inception has been from the issuance of $4,156,000 in Convertible Bridge Notes and from inter-company advances from our principal stockholder, Technology Innovations, LLC. The Convertible Bridge Notes included a mandatory conversion feature that resulted in the issuance of 20,939,200 post split shares of the Company’s common stock coincident with the consummation of the Merger on November 29, 2005.

On March 31, 2005, NN Research issued a warrant to SBI USA, LLC, (“SBI”) granting SBI the right to purchase 4,500,000 post split shares of NN Research common stock at an exercise price of $.115 per share. On November 29, 2005, in connection with the Merger, the rights and obligations relating to the warrant were assumed by NaturalNano Inc. During 2005, the original expiration date of this warrant was extended for an additional twelve months and now expires on March 31, 2007.

The estimated cash available and projected cash outflows for the twelve-month period ending December 31, 2006 are as follows:

Cash on hand at December 31, 2005	$1,718,365

Projected cash uses for 2006 operations:

Research and product development expenses	$1,040,000
Research lab assets and licensing investments	330,000
General and administrative expenses, including
administrative salaries and benefits, office expenses, rent expense, legal and accounting, marketing and investor relations	2,030,000
Total estimated cash outflows for the twelve-months ending December 31, 2006	$3,400,000

NaturalNano has generated only nominal revenues to date, resulting from the sale of sample products, and is not expected to have significant recurring revenues in the near future. The Company’s ability to continue in business is dependent on obtaining sufficient financing to continue the advancement of our strategic objectives. We will continually evaluate all funding options including additional offerings of our securities to private and institutional investors and other credit facilities during the coming twelve months and in the future, as they become available.

ITEM 7. FINANCIAL STATEMENTS

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NaturalNano, Inc.

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. (a development stage company) (an entity controlled by Technology Innovations, LLC) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative amounts from inception to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative amounts from inception to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 8, 2006

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,718,365
Prepaid halloysite materials	249,650	$125,000
Other current assets	34,704
Due from related parties	40,748
Total current assets	2,043,467	125,000

Atlas Mining warrant	270,000
License	314,000
Property and equipment, net	34,752
Total Assets	$2,662,219	$125,000

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$24,093
Accrued payroll	73,164
Accrued expenses	238,316
Due to related parties		$32,336
Total current liabilities	335,573	32,336

Other liability	28,500
Total Liabilities	364,073	32,336

Stockholders’ Equity
Preferred Stock - no par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares (a)
Issued and outstanding 121,074,740 and 20,000,000 shares, respectively	121,075	20,000
Additional paid in capital (a)	4,829,563	80,000
Deficit accumulated in the development stage	(2,652,492)	(7,336)
Total stockholders' equity	2,298,146	92,664
Total liabilities and stockholders' equity	$2,662,219	$125,000

(a) Retroactively adjusted to reflect the recapitalization on November 29, 2005.

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

		From inception	From inception
	For the twelve months	December 22, 2004	December 22, 2004
	ending	through	through
	December 31, 2005	December 31, 2004	December 31, 2005

Income:

Sample revenue	$500		$500

Operating expenses:

Research and development (a)	565,254	$5,000	570,254
General and administrative (b)	2,184,537	2,336	2,186,873
	2,749,791	7,336	2,757,127

Loss from Operations	(2,749,291)	(7,336)	(2,756,627)

Other income:
Interest income, net	14,135		14,135
Investment income	90,000		90,000
	104,135		104,135

Net loss	($ 2,645,156)	($ 7,336)	($ 2,652,492)

Loss per common share - basic and diluted (c)	($ 0.03)	($ 0.00)

Weighted average shares outstanding (c)	101,575,332	20,000,000

(a) Research and development expense includes options issued as stock-based compensation of $73,652.
(b) General and administrative expense includes options issued as stock-based compensation of $133,646.
(c) Retroactively adjusted to reflect the two-for-one stock split effective February 8, 2006.

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to December 31, 2005

				Deficit Accumulated
			Additional	during the
	Common Stock		Paid-in	Development	Stockholders’
	Shares (a)	Amount (a)	Capital (a)	Stage	Equity
December 22, 2004
20,000,000 shares issued for cash @ $.001 per share	20,000,000	$20,000	$180,000		$200,000

Retro-active adjustment for two-for-one stock split			(100,000)		(100,000)

Net loss from inception through December 31, 2004				($ 7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			225,000		225,000

Grant of common stock for services @ $0.20 per share	74,700	75	14,865		14,940

Grant of common stock for services @ $0.835 per share	40,000	40	33,360		33,400

Grant of common stock for services @ $1.07 per share	200,000	200	213,800		214,000

Vesting of 3,473,332 stock options for services
@ $0.05 per share			192,916		192,916
@ $0.2976 per share			14,382		14,382

Recapitalization on November 29, 2005	100,760,040	100,760	4,055,240		4,156,000

Net loss for twelve months ending December 31, 2005				(2,645,156)	(2,645,156)

Balance at December 31, 2005	121,074,740	$121,075	$4,829,563	($ 2,652,492)	$2,298,146

(a) Retroactively adjusted to reflect the following; (i) the two-for-one stock split effective February 8, 2006 and (ii) the effect of the recapitalization on November 29, 2005.

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

		From inception	From inception
	For the twelve months	December 22, 2004	December 22, 2004
	ending	through	through
	December 31, 2005	December 31, 2004	December 31, 2005

Cash flows from operating activities:

Net loss	($2,645,156)	($7,336)	($2,652,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,748		4,748
Issuance of warrant for services	225,000		225,000
Issuance of common stock for services	262,340		262,340
Grant of stock options for services	207,298		207,298
Change in market value of Atlas Mining warrant	(90,000)		(90,000)
Receipt of Atlas Mining warrant	(180,000)		(180,000)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials	(124,650)	(125,000)	(249,650)
(Increase) in other current assets	(34,704)		(34,704)
Increase in accounts payable, accrued
payroll and accrued expenses	335,573		335,573
Increase in other liability	28,500		28,500
Net cash used in operating activities	(2,011,051)	(132,336)	(2,143,387)

Net cash used in investing activities
Purchase of property and equipment	(39,500)		(39,500)
Purchase of license	(314,000)		(314,000)
Net cash used in investing activities	(353,500)		(353,500)

Cash flows from financing activities:
Advances from related parties	409,451	32,336	441,787
Repayment of advances from related parties	(482,535)		(482,535)
Issuance of convertible notes	4,156,000		4,156,000
Issuance of common stock		100,000	100,000
Net cash provided by financing activities	4,082,916	132,336	4,215,252

Change in cash and cash equivalents and balance at end of period	$1,718,365	0	$1,718,365

Noncash investing activity:
Receipt of Atlas Mining warrant	$180,000		$180,000

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

NaturalNano (the “Company”), located in West Henrietta, New York, is a development stage company engaged in the discovery, refinement and commercialization of naturally occurring nanoscale materials. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the extraction and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	material additives for polymers, plastics and composites
•	cosmetics and other personal care products
•	absorbent materials; and
•	pharmaceutical and medical device additives.

NaturalNano is in the development stage and is expected to remain so for at least the next twelve months. The Company has generated only nominal revenue, resulting from the sale of sample products, since its inception and is not expected to have any significant recurring revenues in the near future. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. which was completed on November 29, 2005.

Cash Equivalents

Cash equivalents consist of money market securities with a maturity of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. During 2005, the Company’s growth was funded through a combination of convertible debt from private investors and cash advances from its majority shareholder Technology Innovations, LLC. The Company expects that it will need to raise additional capital to accomplish its business objectives in 2006. The Company will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

Intangible Assets

Licenses are initially measured and recorded based on their fair market value at the date of their acquisition. The Company evaluates the recoverability of identifiable intangibles whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in market value of the asset or a significant adverse change in the extent or manner in which an asset is used. The evaluation of potential asset impairment requires significant judgments about future cash flows over the life of the asset under evaluation and actual future results may differ from assumed and estimated amounts.

Property and Equipment

Property and equipment, at cost, consists of the following:

		Useful Life
Furniture and office equipment	$26,079	5 years
Computers and software	13,421	3 years
	39,500
Less accumulated depreciation	(4,748)

Property and equipment, net	$34,752

Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets.

Costs of internally developed intellectual property rights with indeterminate lives are expensed as incurred.

Deferred Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized. A valuation allowance is recognized if it is anticipated that some or all of the deferred tax asset may not be realized.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 14,310,000 post split shares underlying outstanding options and warrants which have been excluded from the calculation at December 31, 2005.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Split

On January 27, 2006, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This amendment increased the number of issued and outstanding shares of its common shares held by each stockholder of record as of February 8, 2006. The $0.001 par value was not changed as a result of this action.

For accounting purposes, this board action has been treated as a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Stock Options

The Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company’s net loss and loss per common share for the twelve-month period ending December 31, 2005 would have been as follows:

Net loss as reported	($ 2,645,156)
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects	(198,036)

Pro Forma net loss	($ 2,843,192)

Basic and diluted loss per share as reported	($0.03)
Basic and diluted loss per share pro forma	($0.03)

The Company’s assumptions used to calculate the fair values of options re-issued as a result of the merger with Cementitious Materials, Inc. (“Cementitious”), which occurred on November 29, 2005, were as follows: (i) risk-free interest rate of 4.578%, (ii) expected life of the options of 4.9 years, (iii) expected stock price volatility of 90.48%, and (iv) expected dividends of zero.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The pronouncement requires that the cost of share-based compensation be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item.

The SEC delayed the effective date for implementation of SFAS No. 123R to the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R effective January 1, 2006.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	COOPERATIVE RESEARCH AGREEMENTS

The Company has cooperative research and development agreements with three universities and an independent laboratory to jointly test and further develop commercial applications for naturally occurring nanomaterials. These agreements generally cover shared research personnel and facilities for a period of twelve to twenty-four months with termination provisions requiring 30 days advance written notice. These agreements are subject to confidentiality clauses and include provisions relating to the ownership and the right to use any jointly developed intellectual property. Minimum future payments required under these agreements are as follows:

For the year ending December 31, 2006	$62,569

3.	RELATED PARTY RESEARCH AGREEMENT

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc. (“BTI”). BTI is related to the Company’s majority shareholder, Technology Innovations, LLC, through common ownership. This agreement covers the exchange of ideas in support of a new drug delivery capability. NaturalNano has secured the mineral rights and is developing the separation capabilities needed to support this drug delivery application. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties.

All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

4.	LICENSE AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC

On April 27, 2005, the Company entered into an exclusive, field of use limited license agreement (the “License Agreement”) with its majority shareholder, Technology Innovations, LLC. This agreement grants the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covers several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates. The Company also has the right to grant sublicenses to third parties under the agreement.

Future minimum royalty payments of $6,250 per quarter are required under the terms of this agreement, commencing in the calendar quarter that the first patent is issued.

5.	LICENSE AGREEMENT

On December 31, 2005, the Company entered into a licensing agreement for the rights to a patented technology in the field of electronics shielding. This license agreement calls for royalties and revenue sharing upon NaturalNano’s sale of licensed products utilizing this technology or in instances of sublicense agreements. The license agreement includes $12,500 in minimum quarterly royalty payments beginning in the first quarter of 2010, annual reporting of progress made on product development and various confidentiality elements. This agreement shall remain in effect until the expiration date of the last-to-expire related patent that is cited in the agreement, which is currently projected to be in fiscal year 2014.

In consideration for the rights granted to NaturalNano under this agreement, the Company paid $100,000 in cash and issued 200,000 shares (on a post-split basis) of common stock valued at $1.07 per share upon execution of this agreement. If during the eight-month period ending August 31, 2006, the licensor has not realized at least $150,000 in net consideration from the sale of these shares, the licensor shall have the right to payment by the Company for any shortfall.

The license was recorded as a non-current asset at December 31, 2005 and will be amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. The related amortization expense for this license agreement is $34,900 annually for each twelve-month period beginning in fiscal 2006. Future royalty payments resulting from this agreement will be expensed as incurred.

6.	TRANSACTIONS WITH ATLAS MINING COMPANY

On December 29, 2004, the Company contracted with Atlas Mining Company (OTC BB: ALMI) in Utah for the purchase of 500 tons of processed halloysite nanotubes. The Company paid $250,000 to a designated distributor of Atlas Mining with an additional $100,000 payable when commercial shipments in excess of $250,000 are achieved. As additional consideration, NaturalNano will pay 10% of the resale cash proceeds received from unaffiliated third parties in instances where the purchase price is in excess of $700 per ton up to a maximum of $2,000 per ton.

Payments made by the Company in accordance with this agreement are presented as prepaid expenses and will be recorded as inventory upon receipt of the processed nanotubes. Operating expenses are recognized in the period the nanotubules are used in the development of proprietary applications and processes or as customer shipments are made.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
On January 28, 2005, NaturalNano was issued a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. This warrant expires two years from the original issue date which will be January 28, 2007. Neither the warrant nor the shares of common stock issuable upon exercise have been registered under the Securities Act of 1933 and, as such, are not readily available for sale or transfer in the public markets. The fair value of this asset on January 28, 2005 and at December 31, 2005 was estimated at $180,000 and $270,000, respectively. The warrant was recorded as a non-current asset at January 28, 2005 with an offsetting liability included in accrued expenses. The liability is being amortized over the two-year period commencing January 28, 2005 and reflects the Company’s commitment to future research and development efforts which are expected to benefit both NaturalNano and Atlas Mining. During 2005, $90,000 of this liability has been offset against research and development expenses in the accompanying statements of operations. At December 31, 2005, the remaining liability, included in accrued expenses, is $90,000.

At December 31, 2005, the warrant was marked-to-market at $270,000 with the change in fair market value recorded as investment income.

7.	INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $2,652,500. The Company recorded a deferred income tax asset for the tax effect of the net operating loss carryforward of approximately $902,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

8.	STOCKHOLDERS’ EQUITY

On November 29, 2005, the Company completed a recapitalization as a result of the reverse merger with Cementitious Materials, Inc. (a public shell company). Under the merger agreement, the Company merged into a newly formed subsidiary of Cementitious with NaturalNano, Inc. being the surviving entity. The components of the recapitalization are presented below on a post stock split basis.

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
CMI equity outstanding at November 29, 2005	9,982,084	$9,982	$357,483	($367,465)	$0
Cancellation of NN shares as of November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Issuance of new shares to NN shareholders	89,838,756	89,839	10,161		100,000
Issuance of new shares to convertible debt holders	20,939,200	20,939	4,135,061		4,156,000
Elimination of CMI accumulated deficit			(367,465)	367,465	0
Recapitalization	100,760,040	$100,760	$4,055,240	$0	$4,156,000

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

In connection with the merger, Technology Innovations, LLC, the Company’s majority stockholder exchanged each of its outstanding shares for 4.4919378 (pre-split) shares of Cementitious stock for an aggregate of 89,838,756 shares (on a post-split basis). Each of the Company’s previously outstanding options and warrants were cancelled and replaced with the same number of options and warrants of Cementitious with rights to acquire common stock at economic and contractual terms consistent with the rights as defined in the original NaturalNano option and warrant agreements. The original options were not modified to accelerate vesting or extend the term of the new options.

The Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 post-split common stock warrants. These warrants have an exercise price of $0.115 per share (on a post-split basis) were fully vested as of the March 31, 2005 issuance date and had an original expiration date of March 31, 2006. The expiration date of this instrument was extended to March 31, 2007.

The consulting expenses relating to this warrant are included in general and administrative expenses in the accompanying statements of operations. None of these warrants had been exercised as of December 31, 2005. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

9.	STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the “Plan”) which provides for the granting of nonqualified or incentive stock options (“ISO”) to officers, key employees, non-employee directors and consultants. The Plan authorizes the granting of options to acquire up to 14,000,000 (post-split) common shares. ISO grants under the Plan are exercisable at the market value of the Company’s stock on the date of the grant. Nonqualified options under the Plan are exercisable at amounts determined by the Board. All options under the Plan are exercisable at times as determined by the Board, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.

During 2005, the Company’s Board of Directors granted stock options at fair market value, which was estimated by the Board of Directors at $0.05 per share (on a post-split basis) on the date of the grant, to purchase 9,900,000 (post-split) shares of the Company’s common stock at $0.05 (on a post-split basis) per share. These stock options were re-issued, in connection with the merger with Cementitious on November 29, 2005, without modification to the original terms and conditions. The weighted-average fair value of the re-issued stock options, on November 29, 2005, determined using the Black- Scholes valuation method was $0.2976 (on a post-split basis) per option. During 2005, a total of 90,000 (post-split) shares previously issued option grants were forfeited resulting in 9,810,000 (post-split) options outstanding December 31, 2005 with 4,940,000 (post-split) options exercisable as of the end of the year.

During 2005, the Company granted 4,436,666 (post-split) stock options to non-employees of which 3,473,332 were vested as of December 31, 2005. The fair value of the stock options granted to non-employees has been recorded as expense of $207,298 in the accompanying statement of operations.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
10.	CONVERTIBLE BRIDGE NOTES

As a result of the merger on November 29, 2005, $4,156,000 in Convertible Bridge Notes (the “Notes”) were converted into 20,939,200 post-split shares of the Company’s common stock. These notes included a mandatory conversion feature whereby $800,000 in debt was converted into 4,159,200 common shares and $3,356,000 in debt was converted into 16,780,000 shares of common stock in connection with the Cementitious Materials, Inc. merger which was completed on November 29, 2005.

The Notes included an accrued interest provision of 8% per annum, generally beginning six months after the date of issuance. No interest was accrued or paid on these notes since all of this outstanding debt was satisfied with the conversion into common stock coincident with the merger.

11.	LEASE OBLIGATION

On May 13, 2005, the Company entered into an operating lease agreement for office space expiring May 31, 2008. At any time after May 31, 2006, the Company may terminate the lease upon ninety days prior written notice to the landlord. On January 17, 2006, the Company entered into an operating lease agreement, expiring in 2009, for approximately 2000 square feet in connection with the establishment of a research lab in Rochester, New York. The Company is also responsible for a pro rata allocation of the operating costs of this facility, to be assessed annually by the landlord. Following are the minimum future payments under these lease agreements:

For each of the years ending December 31:
2006	$83,807
2007	89,369
2008	57,372

$230,548

12.	LINE OF CREDIT AND PROMISSORY NOTE WITH TECHNOLOGY INNOVATIONS LLC

On December 29, 2004 the Company entered into a Line of Credit Agreement and a Promissory Note with its majority shareholder, Technology Innovations, LLC. This Line of Credit allowed for borrowings of up to $500,000 for working capital purposes and included an interest rate of 8% per annum. This agreement expired on December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this From 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources, and other problems that could adversely affect our financial performance. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our executive officers and directors as of December 31, 2005:

Name	Age	Position
Steven Katz	57	Director
Ross B. Kenzie	74	Director
John F. Lanzafame	37	Director
Michael L. Weiner	57	Director
Michael D. Riedlinger	48	President and Director
Kathleen A. Browne	50	Chief Financial Officer, Treasurer and Secretary
Sarah M. Cooper	28	Chief Technology Officer

The business experience of each of the persons listed above during the past five years is as follows:

Steven Katz is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001 Mr. Katz was President, Chief Operating Officer and a director of Senesco Technologies, Inc., an American Stock Exchange listed company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. He is presently a member of the Board of Directors of Biophan Technologies, Inc., Health Systems Solutions, Inc., Nanoscience Technologies, Inc., USA Technologies, Inc., and Vivid Learning Systems, Inc. as well as several private companies.

Ross B. Kenzie currently serves on the boards of several companies including the publicly held Rand Capital Corporation and Biophan Technologies Inc. as well as many entrepreneurial ventures that are privately held, including Biomed Solutions LLC and Technology Innovations, LLC. Mr. Kenzie is a former Chairman and Chief Executive Officer of Goldome Bank, from which he retired in June 1989. He was previously Executive Vice President of Merrill Lynch & Co., in the New York worldwide headquarters, and is a former member of the Merrill Lynch & Co. Board of Directors. He is a former Director of the Federal Home Loan Bank of New York ( from 1984 to 1988) and served on the boards of the National Council of Savings Institutions (from 1982 to 1986), the Federal Reserve Bank of New York, Buffalo Branch (from 1985 to 1987), and the Savings Banks Association of New York State (from 1984 to 1987). Mr. Kenzie was a Director of Millard Fillmore Hospitals (from 1982 to 1995) and is currently Past Chairman Emeritus. He served on the Board of the Kaleida Health, Education and Research Foundation (from 1998 to 2000) and is currently on its Investment Committee. He was Director of the Health Systems Agency of Western New York (from 1988 to 1991), and was a member of the College Council of the State University College at Buffalo (from 1981 to 1998) and served as Chairman. He was a Director of the College’s Foundation and a member of its Finance Committee (from 1984 to 1998) and is currently on its Investment Committee. He served on the Council of the Burchfield-Penney Art Center (from 1990 to 2001) and the Albright Knox Art Gallery (from 1983 to 1985). He is also a member of the Board, and the Chairman of the Investment Committee of the State University at Buffalo Foundation.

John Lanzafame is Vice President for Business Development of Biophan Technologies, Inc. He has fifteen years experience in the medical device industry, with a background that includes a bachelor’s degree in chemical engineering and a master’s degree in industrial engineering.  Until early 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters.  Mr. Lanzafame held a variety of positions with STS Biopolymers, including positions in research, product development, and sales and marketing, ultimately leading to his assuming the position of President of STS Biopolymers beginning in 2003.  In 2004, Mr. Lanzafame left STS Biopolymers following sale of the company to Angiotech Pharmaceuticals, and is currently Vice President, Business Development for Biophan, and President of Nanolution, Biophan’s drug delivery division.  This newly formed division was created to leverage new discoveries in the field of nanotechnology for the purposes of targeted drug delivery and highly controlled drug elution from medical devices.

Michael L. Weiner is President, Chief Executive Officer and co-founder of Biophan Technologies, Inc. He began his career at Xerox Corporation in 1975, where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1982, he received the President’s award, the top honor at Xerox for an invention benefiting a major product line. In 1985, Mr. Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research Center into a suite of products, including the award-winning Word Finder Thesaurus, with licenses out to over 150 companies, including Apple, Microsoft, and Sony. Microlytics was acquired by a merger with a public company in 1990, which Mr. Weiner then headed up through 1993. In February 1999, Mr. Weiner founded Technology Innovations, LLC, to develop intellectual property assets. In August 2000, Technology Innovations, LLC created a subsidiary, Biomed Solutions, LLC, to pursue certain biomedical and nanotechnology opportunities, investing in embryonic-to-seed stage innovations which generate new ventures and/or licenses. Mr. Weiner is the CEO and a director of Biophan Technologies, Inc., a medical research and development company located in West Henrietta, New York engaged in providing technology to enable implantable medical devices and interventional devices to be used safely and effectively in conjunction with Magnetic Resonance Imaging (MRI), since December 2000. Mr. Weiner serves on the Boards of Biophan Technologies, Inc., Biomed Solutions, LLC, Technology Innovations, LLC, Stem Capture, Inc., OncoVista, Inc., Myotech, LLC, TE Bio, LLC, and Nanoset, LLC,. Mr. Weiner holds seventeen U.S. patents.

Michael D. Riedlinger became President of NaturalNano in December 2004. Prior to joining NaturalNano, he was, from 2002 to 2005, President of Technology Sales and Licensing Services, a firm specializing in business development for organizations that seek new sources of revenue from licensing or selling their technical innovations to others. Mr. Riedlinger continues to provide limited consulting services to Biophan Technologies, Inc. relative to licensing and technical development projects in connection with this former role. From 2000 to 2002, Mr. Riedlinger was Chief Executive Officer of Vitalwork, Inc., an organizational development company focused on training and corporate culture change for the telecommunications industry. From 1995 to 2000, Mr. Riedlinger was Director of Sales and Marketing at Metamor Software Solutions, a computer programming services division of Metamor Worldwide with offices in over 20 countries. From 1993 to 1995 he was Vice President of QSoft Solutions, a provider of quality management software and information to major corporations in North America. From 1986 to 1993, Mr. Riedlinger held several positions, including OEM Products Director and Director of Strategic Planning at Microlytics, Inc. Mr. Riedlinger has a MBA from the University of Rochester and a BFA from the Rochester Institute of Technology.

Kathleen A. Browne became Chief Financial Officer of NaturalNano in July 2005. For the four years prior to joining NaturalNano, Ms. Browne was the Corporate Controller and Chief Accountant of Paychex, Inc., a payroll service provider in Rochester, New York. During the period from 1996 to 2000, she served as the Vice President and Corporate Controller of W.R. Grace, a worldwide specialty chemicals manufacturer located in Boca Raton, Florida. From 1992-1996, Ms. Browne served in various financial positions for Bausch & Lomb in Rochester, New York. From 1977 to 1992, Ms. Browne was with the Rochester, New York office of Price Waterhouse. Ms. Browne holds a Bachelor of Science degree from St. John Fisher College.  She is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Sarah M. Cooper has been Chief Technology Officer of NaturalNano since December 2004. Ms. Cooper has an extensive background in nanotechnology and material science. Trained as a chemical engineer, she was, prior to joining NaturalNano, a research fellow at NASA Ames Center for Nanotechnology, studying the fundamental properties of carbon nanotubes and other nanomaterials. Ms. Cooper is also a consultant to Biophan Technologies, Inc. for that company’s bio-thermal battery project. While on sabbatical from NASA in 2003, Ms. Cooper attended NJIT’s BioMEMS Summer Institute to study the potential of BioMEMS as an integration platform to scale nano-sized components into practical devices. Before going to NASA, she conducted research at Los Alamos National Lab and IDEXX Laboratories. Ms. Cooper received her BS in chemical engineering from Brown University in 2000, and is currently finishing a PhD in Materials Physics at the University of Sydney, expanding on her work at NASA on nanoengineered thermoelectric materials. Ms. Cooper has authored numerous scientific and professional journal articles.

Potential Conflicts of Interest

Two members of our Board of Directors, Michael L. Weiner and Ross B. Kenzie, are managers and significant equity holders of Technology Innovations, LLC, which owns approximately 53.8% of our outstanding common stock. Messrs. Weiner and Kenzie and Technology Innovations are also significant equity holders of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring for exploitation technologies in the biomedical field. Further, Mr. Weiner is on the board of Nanoset, LLC, an entity owned in part by Biomed Solutions, which is engaged in the development of nanomagnetic particle coatings. Messrs. Weiner and Kenzie and a third member of our Board, Steven Katz, are also on the Board of, and Mr. Weiner and a fourth member of our Board, John Lanzafame, are executive officers of, Biophan Technologies, Inc., a company with whose wholly-owned subsidiary, Nanolution, LLC, we have a joint research and development agreement for the development of drug delivery and medical applications utilizing nanotechnology discoveries.

Prior to joining NN Research, our President, Michael Riedlinger, advised Biophan Technologies on certain licensing and technological development projects as an independent consultant. During 2005, Mr. Riedlinger provided services estimated at $16,500 for consulting on these projects; the Company received reimbursement from Biophan for this same amount prior to year-end.

Our Chief Technology Officer, Sarah Cooper, also provides ongoing consulting services to Biophan Technologies. During 2005, the Company received $5,077 as reimbursement for these services.

Because of the nature of our business and the business of these other entities, the relationships of all of the members of our Board of Directors with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not be resolved in a manner that is favorable to us. We believe it is not possible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

The Board and Committees of the Board

The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established specific procedures for selecting candidates for director. However, directors are currently nominated by a majority vote of the Board. There is also no established procedure for shareholder communications with members of the Board or the Board as a whole. However, shareholders may communicate with the investor relations department of the Company and such communications are either responded to immediately or are referred to the president or chief financial officer of the Company for a response.

Audit Committee. The Audit Committee is currently composed of Messrs Katz (Chairman), and Kenzie. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter which the Board adopted in December 2005. The Audit Committee Charter has been posted on our website at www.naturalnano.com. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board has determined that Messrs. Katz and Kenzie meet the qualifications as “audit committee financial experts”.

Compensation Committee. The Compensation Committee is composed of Messrs Kenzie (Chairman), Weiner and Katz. The responsibilities of the Compensation Committee are more fully set forth in the Compensation Committee Charter which the Board adopted in December 2005. The Compensation Committee Charter has been posted on our website at www.naturalnano.com.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual fee of $8,000. Mr. Katz receives an additional $5,000 annually for serving as the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. In addition, non-employee directors receive option grants under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officer that is applicable to our principal executive officer and principal financial officer and can be viewed on our website www.naturalnano.com.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if the person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Business Corporations Act provides that he or she shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Scientific Advisory Board

The Company’s Scientific Advisory Board is a significant source of technical and scientific expertise and is an integral part of the NaturalNano team. The advisory board’s purpose is to inform and guide our management on relevant nanotechnology research, development, validation and evaluation in the global marketplace. The advisory board includes experts in a broad range of scientific disciplines including materials science, nanocomposites, plastics and polymers, cosmetics, pharmaceutical, and other related nanotechnologies.

The members of our Scientific Advisory Board serve without fixed cash compensation but are each entitled to receive 30,000 stock options (on a post split basis) that are subject to vesting as follows: 10,000 options vesting on December 31, 2005 and 20,000 options vesting on December 31, 2006 provided that the option holder remains on the Scientific Advisory Board through these vesting dates.

The members of the NaturalNano Scientific Advisory Board are:

Robert Corkery, Ph.D., YKI, Ytkemiska Institute AB-Institute for Surface Chemistry, Stockholm
Dr. Corkery is globally recognized as a key physical chemistry and materials science problem solver. He has been granted patents in nanozeolite chemical technology and porous materials technology with four patents pending in materials science technology. Dr. Corkery is the Area Manager for Nanostructured Materials at the YKI, Institute for Surface Chemistry in Stockholm, Sweden, one of the leading surface chemistry institutes in the world. Dr. Corkery’s research is aimed at technical understanding and breakthrough, new materials discovery and industrial innovation in the areas of nano- and bio-nanotechnologies. He was formerly a research scientist with The Procter & Gamble Company and was leader of the company’s corporate colloid laboratory and was responsible for developing nanostructure, biomembrane and complex fluid technologies. Dr. Corkery received his Bachelor of Science degree in Geology and Geophysics from the Australian National University as well as his Ph.D. in Physical and Materials Science where he was devoted entirely to nanotech and included extensive experimental and theoretical work on nanostructured clays, including halloysite. Dr. Corkery carried out postdoctoral research at the Australian National University as well as at the University of Lund in Sweden.

Emmanuel P. Giannelis, Ph.D., Cornell University
Dr. Giannelis is internationally recognized as a pioneer and one of the leading experts in polymer nanocomposites. He is the Walter R. Reed Professor of Engineering and Director of Materials Science and Engineering at Cornell University. He is also a member of the Fields of Chemistry and Chemical Biology and Chemical and Biomolecular Engineering at Cornell. His research interests range from synthesis of new nanostructured materials to characterization and property evaluation and include polymer nanocomposites, nanocomposite electrolytes, nanobiohybrids and nanofluids. Dr. Giannelis has served on the editorial boards of Chemistry of Materials and Macromolecules and currently serves on the editorial boards of Polymer and Small. He is the author or co-author of over 135 papers and 9 patents and is listed as one of the top 25 cited authors on Nanotechnology and a Highly-Cited Author in Materials Science by Thompson Scientific (formerly Thompson ISI), an information provider to researchers and scholars. He received a Bachelor of Science degree in Chemistry from the University of Athens, Greece and a PhD in Inorganic Chemistry from Michigan State University.

Raymond Kurzweil, Kurzweil Technologies, Inc.
Dr. Kurzweil has been described as “the restless genius” by the Wall Street Journal and “the ultimate thinking machine” by Forbes. In addition, Inc. magazine recently ranked him #8 among entrepreneurs in the United States calling him the “rightful heir to Thomas Edison,” and PBS included Dr. Kurzweil as one of 16 “revolutionaries who made America.” Dr. Kurzweil is the recipient of the $500,000 MIT-Lemelson Prize, the world's largest prize for innovation. In 1999, he received the National Medal of Technology, the United States’ highest honor in technology. In 2002, he was inducted into the National Inventor's Hall of Fame established by the US Patent Office. As one of the leading inventors of our time, Dr. Kurzweil has worked in such areas as music synthesis, speech and character recognition, reading technology, virtual reality and cybernetic art. He was the principal developer of the first omni-font optical character recognition, the first print-to-speech reading machine for the blind, the first CCD flat-bed scanner, the first text-to-speech synthesizer, the first music synthesizer capable of recreating the grand piano and other orchestral instruments, and the first commercially marketed large-vocabulary speech recognition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1937, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

NN Research was incorporated on December 22, 2004 and did not have any employees for the fiscal year ended December 31, 2004. The table set forth below summarizes the compensation paid to our named executive officers during 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name / Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options / SAR (post split)
Michael D. Riedlinger President	2005	$122,007	$10,000	none	3,000,000
Kathleen A. Browne CFO	2005	$85,489	none	none	800,000
Sarah M. Cooper CTO	2005	$40,580	$7,000	none	600,000
Edward F. Cowle Former CEO	2005	$6,425	none	none	none

Columnar information required by Item 402(a) (2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal years 2003 through 2005.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Option Plan (“the Plan.”) The Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of 14,400,000 post split shares. The Compensation Committee determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. As of December 31, 2005 the Company had granted 9,900,000 (post-split) shares of common stock under the option plan and 9,810,000 were outstanding.

The following table summarizes information concerning stock options, presented on a post-split basis, granted to the named executive officers during the last fiscal year ended December 31, 2005:

Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date

Michael D. Riedlinger	3,000,000	64.33%	$ 0.05	3/1/2015
Kathleen A. Browne	800,000	17.16%	$ 0.05	7/1/2015
Sarah M. Cooper	600,000	12.87%	$ 0.05	3/1-10/1/2015
Edward F. Cowle	0	0

No named executive officer exercised options in the fiscal year ended December 31, 2005. The following table presents the number and values of exercisable and unexercisable options presented on a post-split basis, at December 31, 2005:

Name	Shares acquired on exercise	Value realized	Number of Securities underlying unexercised options/SARs at FY-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/Unexercisable

Michael D. Riedlinger	none	--	1,000,000/2,000,000	$1,020,000/$2,040,000
Kathleen A. Browne	none	--	266,666/533,334	$271,999/$544,001
Sarah M. Cooper	none	--	200,000/400,000	$204,000/$408,000
Edward F. Cowle	none	--	none	none

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 15, 2006 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 150 Lucius Gordon Drive, Suite 115, West Henrietta, New York 14586. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after February 15, 2006. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class(2)

Directors and Executive Officers:
Steven Katz	200,000		*
Ross B. Kenzie	0		0%
John F. Lanzafame	366,668		*
Michael L. Weiner	65,692,194	(3)	53.9%
Michael D. Riedlinger	2,000,000		1.6%
Kathleen A. Browne	366,652		*
Sarah M. Cooper	400,000		*
All Directors and Executive Officers as a group (7 persons)	68,658,848		54.9%

Other 5% Beneficial Owners:
Technology Innovations, LLC 150 Lucius Gordon Drive, Suite 117
West Henrietta, NY 14586	65,425,526	(4)	53.8%

*	Less than 1%
1)
All shares presented reflect the two-for-one stock distribution effective on February 8, 2006.
Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

2)
Applicable percentage of ownership is based on 121,074,740 shares outstanding together with applicable options for such stockholder.
Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)
Includes 64,925,526 shares and 500,000 options held by or issuable to Technology Innovations, LLC, of which Mr. Weiner is a member and manager.
Mr. Weiner disclaims beneficial ownership of the shares held by Technology Innovations, LLC except to the extent of his beneficial ownership of a membership interest in Technology Innovations, LLC.

4)	Includes 500,000 shares issuable pursuant to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration Rights Agreement and Other Registration Obligations

NN Research entered into a certain Registration Rights Agreement on December 22, 2004 with Technology Innovations LLC, our principal stockholder which holds 64,925,526 post split shares of our common stock. We assumed NN Research’s obligations under the Registration Rights Agreement in connection with the Merger. Under the Registration Rights Agreement, we are required to use our reasonable best efforts to prepare and file with the SEC, and to cause to be declared effective, a registration statement on an appropriate form pursuant to the Securities Act of 1933 to permit the offer and resale by Technology Innovations, LLC of the shares held by it. We are obligated to keep such registration statement effective for a period of one year after it first becomes effective. All expenses incident to the performance of our obligations under the Registration Rights Agreement, including all registration fees and expenses, will be borne by the Company. The Registration Rights Agreement is filed herewith as Exhibit 4.3 and the foregoing description is qualified in its entirety by reference to such Exhibit.

In connection with the Merger, on November 29, 2005, we issued to SBI USA, LLC a warrant for the purchase of 4,500,000 post split shares of our common stock, in exchange for a warrant which had been issued to SBI by NN Research and which was cancelled pursuant to the Merger Agreement. Under the warrant, if we determine to register any shares of our common stock under the Securities Act of 1933 in connection with a public offering of our common stock (other than under an employee benefit plan or in connection with a merger or similar transaction), we are required to include in such registration any shares of our common stock issuable to SBI under the warrant (or in certain other specified transactions). We have agreed to bear all expenses incurred by us or by SBI in connection with such registration. The warrant is filed herewith as Exhibit 4.5 and the foregoing description is qualified in its entirety by reference to such Exhibit.

In the Subscription Agreement pursuant to which NN Research issued the Convertible Notes that were converted, at the effective time of the Merger, into an aggregate of 20,939,200 post split shares of our common stock, NN Research agreed to use its best efforts to include the securities issued upon conversion of such Convertible Notes in any registration statement filed by NN Research under the Securities Act of 1933 in connection with a public offering of its common stock (other than under an employee benefit plan or in connection with a merger or similar transaction) for its own account or for the account of others. In the Merger Agreement, we assumed the obligations of NN Research with respect to such registration rights. All expenses incident to the performance of our obligations, including all registration fees and expenses, will be borne by the Company. The form of the Subscription Agreement is filed herewith as Exhibit 4.4 and the foregoing description is qualified in its entirety by reference to such Exhibit.

ITEM 13. EXHIBITS

NaturalNano, Inc.
(A Development Stage Company)

EXHIBIT INDEX
Exhibit Number	Description
2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc. (1)
3.1	Restated Articles of Incorporation (2)
3.2	Certificate of Change to Articles of Incorporation (3)
3.3	By laws (4)
4.1	NaturalNano, Inc. 2005 Incentive Stock Plan (5)
4.2	Form of Non-Qualified Stock Option Agreement (2)
4.3	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC (2)
4.4	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc. (2)
4.5	Warrant issued to SBI USA, LLC *
10.1
License Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated as of April 27, 2005 (filed in redacted form pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission) (2)

10.2	Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005 (2)
10.3	Employment Letter of Michael Riedlinger and Amendment No. 1 thereto # (2)
10.4	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto # (2)
10.5	Employment Letter of Sarah Cooper # (2)
10.6	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC *
14.1	Code of ethics for CEO and senior financial officer *
21.1	Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 *

*	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 26, 2005

2.	Incorporated by reference to similarly numbered Exhibit to Current Report on Form 8-K dated November 29, 2005

3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated January 27, 2006

4.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 2002

5.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 29, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our accountant is Goldstein Golub Kessler LLP (the “Firm”) which had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leased auditing staff who were full-time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). The Firm has no full time employees and therefore, none of the audit services performed for us were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

1)	Audit Fees

The aggregate fees billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company’s annual financial statements for the period from inception through December 31, 2005 and for the quarterly report included on Form 8K dated November 29, 2005 was $60,546.

2)	Audit-Related Fees

The Company did not engage its principal accountants to provide assurance and related services during the last two fiscal years.

3)	Tax Fees

The Company did not engage its principal accountants to provide tax compliance, tax advice and tax planning services during the last two fiscal years.

4)	All Other Fees

The Company did not engage its principal accountants to render services to the Company during the last two fiscal years, other than reported above.

5)	Pre-Approval Policies and Procedures

In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALNANO, INC.

Dated: February 15, 2006	By:	\s\ Michael D. Riedlinger
Name: Michael D. Riedlinger
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

\s\ Michael D. Riedlinger	President and Director	February 15, 2006
Michael D. Riedlinger	(Principal Executive Officer)

\s\ Kathleen A. Browne	Chief Financial Officer, Secretary	February 15, 2006
Kathleen A. Browne	and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

\s\ Steven Katz	Director	February 15, 2006
Steven Katz

\s\ Ross Kenzie	Director	February 15, 2006
Ross Kenzie

\s\ John Lanzafame	Director	February 15, 2006
John Lanzafame

\s\ Michael L. Weiner	Director	February 15, 2006
Michael L. Weiner