Form 10QSB
period 2006-03-31
NaturalNano , Inc.
filed 2006-05-15
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150 Lucius Gordon Drive, Suite 115
West Henrietta, New York 14586
(Address of principal executive offices)

(585) 214-8005
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of May 13, 2006: Common Stock, $.001 par value - 121,781,407 shares.

Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☒

INDEX	Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of:
March 31, 2006 (Unaudited) and December 31, 2005	4

Condensed Consolidated Statements of Operations for the three Months Ended
March 31, 2006 and 2005 (Unaudited), and from inception
December 22, 2004 through March 31, 2006 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the Period
From December 22, 2004 (inception) to March 31, 2006	6

Condensed Consolidated Statements of Cash Flows, three Months Ended
March 31, 2006 and 2005 (Unaudited) and from inception
December 22, 2004 through March 31, 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Plan of Operation	13

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. (a development stage company controlled by Technology Innovations, LLC) (the "Company") as of March 31, 2006, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005 and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to March 31, 2006. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to March 31, 2006. In our report dated February 8, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 24, 2006, except for Note 4,
as to which the date is May 10, 2006

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$876,747	$1,718,365
Prepaid halloysite materials	249,650	249,650
Other current assets	44,123	34,704
Due from related parties	69,536	40,748
Total current assets	1,240,056	2,043,467

Atlas Mining warrant	601,800	270,000
License, net of amortization	305,278	314,000
Property and equipment, net	62,185	34,752
Total Assets	$2,209,319	$2,662,219

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$62,254	$24,093
Accrued payroll	135,439	73,164
Accrued expenses	133,280	238,316
Total current liabilities	330,973	335,573

Other liability	32,500	28,500
Total Liabilities	363,473	364,073

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,474,740 and 121,074,740 shares, respectively	121,475	121,075
Additional paid in capital	5,131,767	4,829,563
Deficit accumulated in the development stage	(3,407,396))	(2,652,492)
Total stockholders' equity	1,845,846	2,298,146
Total liabilities and stockholders' equity	$2,209,319	$2,662,219

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From inception
			December 22, 2004
	For the three months ending		through
	March 31, 2006	March 31, 2005	March 31, 2006

Income:

Sample revenue			$500

Operating expenses:

Research and development (a)	$320,626	$67,449	890,880
General and administrative (a)	778,952	392,577	2,965,825
	1,099,578	460,026	3,856,705

Loss from Operations	(1,099,578)	(460,026)	(3,856,205)

Other income:
Interest income, net	12,874		27,009
Change in unrealized gain on warrants	331,800	52,500	421,800
	344,674	52,500	448,809

Net loss	$(754,904)	$(407,526)	$(3,407,396)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	121,079,184	20,000,000

(a)	For the three months ended March 31, 2006, stock based compensation expense included in the Statement of Operations was as follows:
•	Research and development expense $93,091
•	General and administrative expense $189,513.

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to December 31, 2005

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
December 22, 2004
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				$(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			225,000		225,000
Grant of common stock for services:
@ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $0.2976 per share			14,382		14,382
Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,645,156)	(2,645,156)

Balance at December 31, 2005	121,074,740	121,075	4,829,563	(2,652,492)	2,298,146
(UNAUDITED)
Vesting of stock options
@ $0.2976 per share			282,604		282,604
Exercise of stock options	400,000	400	19,600		20,000
Net loss for three months ending March 31, 2006				(754,904)	(754,904)

Balance at March 31, 2006	121,474,740	$121,475	$5,131,767	$(3,407,396)	$1,845,846

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From inception
	For the three months ending		December 22, 2004
			through
	March 31, 2006	March 31, 2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(754,904)	$(407,526)	$(3,407,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,668	-	16,416
Issuance of warrant for services	-	225,000	225,000
Issuance of common stock for services	-	-	48,340
Grant of stock options for services	282,604	132,500	489,902
Change in unrealized gain on warrants	(331,800)	(52,500)	(421,800)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials	-	-	(249,650)
(Increase) in other current assets	(9,419)	-	(44,123)
Increase in accounts payable, accrued payroll and accrued expenses	(4,600)	36,124	150,973
Increase in other liability	4,000	-	32,500
Net cash used in operating activities	(802,451)	(66,402)	(3,159,838)

Net cash used in investing activities :
Purchase of property and equipment	(30,379)	(2,522)	(69,879)
Purchase of license	-	-	(100,000)
Net cash used in investing activities	(30,379)	(2,522)	(169,879)

Cash flows from financing activities:
Advances from related parties	26,320	68,924	468,107
Repayment of advances from related parties	(55,108)	-	(537,643)
Issuance of convertible notes	-	-	4,156,000
Issuance of common stock	-	-	100,000
Proceeds from exercise of stock options	20,000	-	20,000
Net cash provided by financing activities	(8,788)	68,924	4,206,464

Increase (decrease) in cash and cash equivalents	(841,618)	0	876,747
Cash and cash equivalents at beginning of period	1,718,365	0	0
Cash and cash equivalents at end of period	$876,747	$0	$876,747

Non-cash investing activity:
Acquisition of Atlas Mining warrant through accrued expense		$180,000	$180,000
Acquisition of license through common stock net of $100,000 cash		-	$214,000

See notes to financial statements

NATURALNANO, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Stock Split

On January 27, 2006, the Company, pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law, filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of its common shares held by each stockholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action.

This board action has been treated as a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. ("NaturalNano"), a Nevada corporation and its wholly owned subsidiary, NaturalNano Research Inc. (“NN Research”) a Delaware corporation collectively referred to as the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

The Company is located in West Henrietta, New York, and is a development stage company engaged in the discovery, refinement and commercialization of naturally occurring nanoscale materials. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the extraction and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	material additives for polymers, plastics and composites,
•	cosmetics and other personal care products,
•	absorbent materials and
•	pharmaceutical and medical device additives.

NaturalNano is expected to remain a development stage company for at least the next twelve to twenty-four months. The Company has generated only nominal revenue, resulting from the sale of sample products, since its inception and is not expected to have any significant recurring revenues in the near future. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. Since inception, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from its majority shareholder Technology Innovations, LLC. The Company expects that it will need to raise additional capital to accomplish its business objectives and will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

March 30, 2006 Stock Purchase Agreement

On March 30, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SBI Brightline, LLC XIII, a California limited liability company (“SBI”). Pursuant to the Stock Purchase Agreement SBI is obligated to purchase, on the dates the Company elects, up to 10,500,000 shares of common stock for an aggregate purchase price of $15,500,000. The shares are to be sold in five tranches (the first tranche consisting of 2,500,000 shares and the other four tranches consisting of 2,000,000 shares each) at increasing per share purchase prices ranging from $1.20 to $1.75 (for a weighted average price of $1.47 per share) as follows:

	Number of Shares	Purchase Price per Share
Tranche 1	2,500,000 shares	$1.20
Tranche 2	2,000,000 shares	$1.35
Tranche 3	2,000,000 shares	$1.50
Tranche 4	2,000,000 shares	$1.65
Tranche 5	2,000,000 shares	$1.75

Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be registered as described below, there is no limitation on when the Company may require SBI to purchase the shares included in any tranche. The Company is not obligated to sell any shares to SBI unless and until the Company elects to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is covered by an effective registration statement under the Securities Act of 1933. On April 5, 2006, the Company filed a registration statement on Form SB-2 covering the shares issuable to SBI; the registration statement has not yet been declared effective. SBI has not purchased any shares or related warrants in connection with this agreement.

The Company expects to exercise its right to sell shares to SBI when and as the Company deems necessary to fund its ongoing business operations and development activities, based on cash requirements, revenues from operations, third party research support, licenses and potential strategic investments, and the availability of debt or equity financing from other sources on more favorable terms.

In connection with the Stock Purchase Agreement, on March 30, 2006 the Company issued to SBI a Warrant for the purchase of up to 3,300,000 shares of Common Stock at exercise prices ranging from $1.20 to $1.75. The Warrant expires on March 29, 2008, and may be exercised only if, and to the extent, that the tranches of shares covered by the Stock Purchase Agreement are issued and sold to SBI. The Warrant may be exercised with respect to 785,715 shares (at an exercise price of $1.20 per share) upon the completion of the sale of the first tranche under the Stock Purchase Agreement and with respect to additional tranches of 628,572 shares each (at exercise prices ranging from $1.35 to $1.75) upon completion of each successive tranche. The Warrant may not be exercised if and to the extent that immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s outstanding common stock. The Warrant may be exercised in cash or by cashless exercise involving the surrender of a portion of the Warrant (valued at the then-current market price of common stock) in lieu of cash payment.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 17,210,000 shares underlying outstanding options and warrants which have been excluded from the calculation at March 31, 2006.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions.

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.” The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $179,949 of compensation cost for the quarter ended March 31, 2006. Results for prior periods have not been restated. As of March 31, 2006, unvested compensation cost for stock options previously issued to employees, is approximately $551,230 and will be recognized through calendar year 2008.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price from December 1, 2005 through December 31, 2005. The risk-free rate is derived from the U.S. treasury yield. The company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants:
(i) risk-free interest rate of 4.578%, (ii) expected life of the options of 4.9 years, (iii) expected stock volatility of 90.48%, and (iv) expected dividends of zero.

These assumptions resulted in an estimated fair-market value per share of $0.2976. The ultimate value of the options will depend on the future price of the Company’s common stock, which cannot be forecast with reasonable accuracy. No income tax benefits were recognized due to the Company’s net operating loss carryforward position.

A summary of changes in the stock options outstanding as of the three-month period ended March 31, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2005	9,810,000	$0.05
Granted	0
Exercised	400,000	$0.05
Canceled	0
Outstanding at March 31, 2006	9,410,000	$0.05

Exercisable at March 31, 2006	6,423,334	$0.05

As of March 31, 2006, the aggregate intrinsic value of stock options outstanding was $16,655,700 with a weighted average remaining term of 8.70 years. The aggregate intrinsic value of stock options exercisable at March 31, 2006 was $11,369,301, with a weighted-average remaining term of 9.04 years. As of March 31, 2006, the Company has 4,190,000 shares available for future stock option grants.

The Company previously accounted for its employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company’s net loss and per share results would have been adjusted to the pro forma amounts indicated below:

Three months ended March 31, 2005
Net Loss, as reported	($407,526)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(63,333)
Pro Forma Net Loss	($470,859)

Basic and diluted loss per share as reported	($0.02)
Basic and diluted loss per share pro forma	($0.02)

The Company's Board of Directors estimated the fair market value of stock option grants made during the first quarter of 2005 at $0.05 per share.

The fair value of stock options granted to non-employees has been recorded as expense, of $102,655 for the quarter ending March 31, 2006, in the accompanying statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. ATLAS MINING WARRANT

On January 28, 2005, NaturalNano received a warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. This warrant expires two years from the original issue date which will be January 28, 2007. The Company accounts for this warrant as a trading security and as such all changes in fair market value during the reporting period are included in the statement of operations.

The fair value of the warrant has been measured using the Black-Scholes valuation model on December 31, 2005 and at March 31, 2006 and was estimated at $270,000 and $601,800, respectively. The Black-Scholes assumptions used in estimating fair market value of the warrant at March 31, 2006 are as follows:
(i) risk-free interest rate of 4.73%, (ii) expected life of the warrant of 301 days, (iii) expected stock price volatility of 79.11%, and (iv) expected dividends of zero.

During the first quarter of 2006, $331,800 of other income was included in the statement of operations reflecting the unrealized gain from changes in fair market value of this warrant since December 31, 2005.

3. STOCKHOLDER’S EQUITY

On February 2, 2006 the Company issued an aggregate of 314,700 shares of common stock to three entities in consideration for certain leasehold improvements, licensing rights and consulting services provided during 2005. The number of shares issued and the fair market value of the stock issued was determined based upon the fair market value of the related assets and services received by the Company.

4. SUBSEQUENT EVENT

On May 10, 2006, Technology Innovations, LLC, the Company’s majority shareholder, committed to provide NaturalNano with a $1 million credit facility at terms the Company believes to be competitive to comparable transactions in the event such credit is needed.

Item 2. Plan of Operation

General

The Company is a development stage company and is expected to remain so for at least the next twelve to twenty-four months. Our primary mission is to develop and exploit technologies in the area of nanotechnology, specifically focusing on naturally occurring nanoscale materials. Our strategy focus is to patent these processes and application technologies and license the associated patents to relevant industries including: polymers, plastics and composites, cosmetics and personal care products and medical and pharmaceutical device additives and coatings.

Until a reverse merger, effected on November 29, 2005, (the “Merger”), the Company was a shell company. As a result of the Merger, NN Research became a wholly-owned subsidiary of the Company, and the Company changed its name to “NaturalNano, Inc.”

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

Projected Milestones for the Period through March 2007

We will focus on the following operational objectives and milestones during the next twelve months:

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

5.	Establish strategic partners and enter into joint development relationships with the intent to license our technology

Patents and Intellectual Property

The Company’s intellectual property portfolio currently contains the rights to twenty one issued and pending patents including several exclusively licensed within defined fields of use. Included in this total are four pending applications under license from the Company’s majority shareholder Technology Innovations, LLC. As research and development continues, NaturalNano intends to aggressively seek patent protection for new developments and technologies in the United States and in strategic foreign markets, in addition to licensing-in patents to augment our development opportunities.

Research and Development

During the twelve-month period through March 2007, the Company expects to spend approximately $500,000 for capital investments relating to expansion of the research lab in Rochester, New York. Additional research and development related expenditures for this period, including employee salaries and benefits, fees for collaborative research agreements and lab testing materials, are expected to approximate $1,200,000.

During the near term the Company’s research and development focus will be in the following areas:

•	Collaboration with potential customers in major market segments to demonstrate proof of principle for specific industry applications.

•	Establishment of a research lab to produce unique processes and products at a competitive cost.

•
Building a production level process to extract, separate and categorize naturally occurring nanotubes found within halloysite clay, with an emphasis on developing strategic partnerships with a company with extensive mining expertise, to build the production capability. We believe this approach will provide both strategic partners a competitive advantage while minimizing our investment in capital expenditures.

Our plans include expanding our research efforts to continue building our intellectual property portfolio and to explore additional commercial opportunities for our technologies and the resulting materials. Our research activities may include joint research and licensing arrangements with strategic partners and other research organizations that may involve demonstration of technology effectiveness, development of new technologies, and potential licensing of complementary technologies.

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

Financing Activities

The Company’s source of cash since inception (December 22, 2004) has been from the issuance of $4,156,000 in Convertible Bridge Notes and from inter-company advances from our principal stockholder, Technology Innovations, LLC. The Convertible Bridge Notes included a mandatory conversion feature that resulted in the issuance of 20,939,200 shares of the Company’s common stock coincident with the consummation of the Merger on November 29, 2005.  The advances from Technology Innovations were made in connection with a Line of Credit Agreement dated December 29, 2004 which allowed for borrowings for working capital purposes up to $500,000 at an interest rate of 8% per annum. There were no outstanding borrowings under this Line of Credit when the agreement expired on December 31, 2005.

On March 31, 2005, NN Research issued a warrant to SBI USA, LLC, (“SBI”) granting SBI the right to purchase 4,500,000 shares of NN Research common stock at an exercise price of $.115 per share. On November 29, 2005, in connection with the Merger, the rights and obligations relating to this warrant were assumed by NaturalNano, Inc.

On March 30, 2006, the Company entered into a Stock Purchase Agreement with SBI for the issuance of up to 10.5 million shares of the Company’s common stock with potential aggregate proceeds to NaturalNano of $15.5 million. This stock purchase agreement will provide access to significant funding for the Company’s near term and long term needs once the related registration statement, filed by the Company on April 5, 2006, is declared effective by the SEC. Management cannot predict when such registration statement will be declared effective. This stock purchase agreement is further described in footnote 1 to the March 31, 2006 financial statements included in this report.

The estimated cash available and projected cash outflows for the twelve-month period through March 2007 are presented below.

Cash on hand at March 31, 2006	$876,747

Projected cash uses for the twelve-month period ending March 2007:

Research and product development expenses	$1,200,000
Capital expenditures for research facilities	500,000
Future collaborative research & licensing agreements	800,000
General and administrative expenses including:
administrative salaries and benefits, office expenses, rent expense, legal and accounting, marketing and investor relations	2,200,000
Total estimated cash outflows for the twelve-month period through March 2007	$4,700,000

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

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 29, 2005, pursuant to an Agreement and Plan of Merger, dated as of September 26, 2005 (the “Merger Agreement”) by and among Cementitious Materials, Inc., a Nevada corporation, (the “Company”), Cementitious Acquisitions, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., a Delaware corporation now known as NaturalNano Research, Inc. (“NN Research”), Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company changed its name to “NaturalNano, Inc.” Pursuant to the Merger Agreement, we issued 89,838,756 shares of our authorized but previously unissued common stock to the stockholders of NN Research in exchange for all of the issued and outstanding common stock of NN Research and an additional 20,939,200 shares of our authorized but previously unissued common stock in consideration for the conversion of certain outstanding NN Research convertible debt. We also issued options and warrants for the purchase of an aggregate of 14,400,000 shares of our common stock to the holders of outstanding NN Research options and warrants, in consideration of the cancellation of such options and warrants. All such issuances were made without registration under the Securities Act of in reliance on the exemption provided in Section 4(2) of such Act.

On February 2, 2006 we issued an aggregate of 314,700 shares of our common stock to three entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 40,000 shares to High Technology of Rochester, Inc., our landlord, in consideration for certain leasehold improvements to our office facilities. We issued 74,700 shares to Medienimpuls GmbH as payment for consulting services valued at $14,940. We issued 200,000 shares to Ambit Corporation in connection with the license of certain patented technology in the field of electronic shielding.

On March 30, 2006, in connection with the SBI Stock Purchase Agreement, we issued to SBI a two-year warrant for the purchase of up to 3,300,000 shares of our common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 12, 2006, we entered into an Exclusive License Agreement, effective as of January 24, 2006, with Technology Innovations, LLC, our majority stockholder, replacing a prior exclusive license. Under the License Agreement, Technology Innovations has granted us an exclusive, world-wide license to use Technology Innovations’ patent rights and confidential information for the development, manufacture, marketing and sale of products in the field of halloysite, halloysite microtubules and similar structures other than for medical diagnostic, prevention and treatment purposes (the “Licensed Products”). We have the right to grant sublicenses under the License Agreement.

In the License Agreement, we have agreed to provide Technology Innovations with detailed written annual research, development and commercialization plans for Licensed Products and to use reasonable diligence to develop, commercialize market and sell Licensed Products. We are obligated to pay Technology Innovations a royalty in an amount equal to 5% of our net sales revenues from Licensed Products plus 25% of license fees, royalties and other sums received by us in connection with sublicenses under the License Agreement. Commencing with the calendar quarter in which the first U.S. patent covered by the License Agreement is issued, we are obligated to pay to Technology Innovations a minimum quarterly royalty of $6,250. In addition, we are required to reimburse Technology Innovations for all legal fees and expenses incurred by Technology Innovations after April 27, 2005 for the filing, prosecution and maintenance of patent rights covered by the License Agreement.

The License Agreement may be terminated by us for any reason, on 30 days’ written notice; it may be terminated by Technology Innovations (i) if we breach any material provision of the License Agreement and such breach remains uncured for 30 days following notice thereof, (ii) if we or our sub-licensees do not achieve a commercial roll-out of a Licensed Product prior to January 24, 2009, or (iii) if we do not pay royalties of at least $25,000 for calendar year 2009 and at least $50,000 per year for each year thereafter.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

10.1	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated as of January 24, 2006	Filed herewith

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b)and 18 U.S.C. Section 1350	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALNANO, INC.
(Registrant)

By: /s/ Michael D. Riedlinger
Name: Michael D. Riedlinger,
Title: President
(Principal Executive Officer)

By: /s/ Kathleen A. Browne
Name: Kathleen A. Browne
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2006