Form 10KSB/A
period 2005-12-31
NaturalNano , Inc.
filed 2006-06-26
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 15, 2006 was $86,161,790.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of February 15, 2006 was 121,074,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

-i-

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (a) to reflect, on the cover page, the corrected aggregate market value of the outstanding shares of our equity securities held by non-affiliates, (b) to add to the Schedule of Beneficial Owners information regarding two beneficial owners of greater than 5% of our outstanding common stock and (c) to make certain changes to our financial statements including (i) expansion and clarification of certain footnotes, (ii) changes to the Statement of Operations and other statements to reflect a recalculation of the value of certain stock options and warrants and (iii) changes to the Statement of Cash Flows to reflect certain non-cash items.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB/A and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward -looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

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

Products and Technology

Halloysite Nanotube (“HNT™”) Extraction and Classification

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

	HNT™ Extraction	HNT™ Classification	Outer Surface Treatments	Outer Surface Metalization	Inner Surface Coatings	Inner Surface Metalization	Active Ingredient Loading	Encapsulation of Single or Multiple Functionalized HNT™s
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

Available Information

The Company’s internet address is http://www.naturalnano.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.naturalnano.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Processing and Manufacturing

In some instances, a prospective customer may require that NaturalNano provide them with functionalized HNT™s as additives to their end products. In these cases, we anticipate that the functionalized HNT™s would be provided as either a dry powder of colloidal suspension of nanotubes which may have additional materials as coatings or fillings. As examples, the HNT™s may be metallized or not, unloaded or loaded with any one of a number of active agents for different applications. Different end-use applications and marketing partners would require different product configurations and will need to be assessed individually.

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

ITEM 7. FINANCIAL STATEMENTS

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet at December 31, 2005 and 2004	F-2

Consolidated Statement of Operations for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative period from December 22, 2004 (inception) to December 31, 2005
F-3

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative period from December 22, 2004 (inception) to December 31, 2005
F-4

Consolidated Statement of Cash Flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative period from December 22, 2004 (inception) to December 31, 2005
F-5

Notes to Consolidated Financial Statements	F-6 - F-14

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

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 8, 2006

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,718,365
Prepaid halloysite materials	249,650	$125,000
Other current assets	34,704
Due from related parties	40,748
Total current assets	2,043,467	125,000

Atlas Mining warrant	270,000
Capitalized License	314,000
Property and equipment, net	34,752
Total Assets	$2,662,219	$125,000

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$24,093
Accrued payroll	73,164
Accrued expenses	238,316
Due to related parties		$32,336
Total current liabilities	335,573	32,336

Other liability	28,500
Total Liabilities	364,073	32,336

Stockholders’ Equity
Preferred Stock - no par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares (a)
Issued and outstanding 121,074,740 and 20,000,000 shares, respectively	121,075	20,000
Additional paid in capital (a)	4,901,714	80,000
Deficit accumulated in the development stage	(2,724,643)	(7,336)
Total stockholders' equity	2,298,146	92,664
Total liabilities and stockholders' equity	$2,662,219	$125,000

(a)	Retroactively adjusted to reflect the recapitalization on November 29, 2005 and the two-for-one stock split on February 8, 2006.

See notes to financial statements

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the twelve months	From inception December 22, 2004	From inception December 22, 2004
	ending	through	through
	December 31, 2005	December 31, 2004	December 31 2005

Income:
Sample revenue	$500		$500

Operating expenses:

Research and development (a)	566,019	$5,000	571,019
General and administrative (b)	2,255,923	2,336	2,258,259
	2,821,942	7,336	2,829,278

Loss from Operations	(2,821,442)	(7,336)	(2,828,778)

Other income:
Interest income, net	14,135		14,135
Investment income	90,000		90,000
	104,135		104,135

Net loss	($2,717,307)	($ 7,336)	($2,724,643)

Loss per common share - basic and diluted (c)	($ 0.03)	($ 0.00)

Weighted average shares outstanding (c)	101,575,332	20,000,000

(a) Research and development expense includes options issued as stock-based compensation of $74,417.
(b) General and administrative expense includes options issued as stock-based compensation of $138,437.
(c) Retroactively adjusted to reflect the two-for-one stock split on February 8, 2006.

See notes to financial statements

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to December 31, 2005

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares (a)	Amount (a)	Paid-in Capital (a)	Development Stage	Stockholders’ Equity
December 22, 2004
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				($ 7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			291,595		291,595
Grant of common stock for services @ $0.20 per share	74,700	75	14,865		14,940
Grant of common stock for services @ $0.835 per share	40,000	40	33,360		33,400
Grant of common stock for acquisition of license @ $1.07 per share	200,000	200	213,800		214,000
Vesting of 3,473,332 stock options for services
@ $0.05 per share			192,916		192,916
@ $0.4125 per share			19,938		19,938
Shares issued pursuant to convertible Bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,717,307)	(2,717,307)
Balance at December 31, 2005	121,074,740	$121,075	$4,901,714	($ 2,724,643)	$2,298,146

(a)	Retroactively adjusted to reflect the following;
(i)	the two-for-one stock split effective February 8, 2006 and
(ii)	the effect of the recapitalization on November 29, 2005.

See notes to financial statements

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the twelve months	From inception December 22, 2004	From inception December 22, 2004
	ending	through	through
	December 31, 2005	December 31, 2004	December 31, 2005

Cash flows from operating activities:

Net loss	($2,717,307)	($7,336)	($2,724,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,748		4,748
Issuance of warrant for services	291,595		291,595
Issuance of common stock for services	48,340		48,340
Grant of stock options for services	212,854		212,854
Change in market value of Atlas Mining warrant	(90,000)		(90,000)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials	(124,650)	(125,000)	(249,650)
(Increase) in other current assets	(34,704)		(34,704)
Increase in accounts payable, accrued
payroll and accrued expenses	155,573		155,573
Increase in other liability	28,500		28,500
Net cash used in operating activities	(2,225,051)	(132,336)	(2,357,387)
Net cash used in investing activities
Purchase of property and equipment	(39,500)		(39,500)
Purchase of license	(100,000)		(100,000)
Net cash used in investing activities	(139,500)		(139,500)
Cash flows from financing activities:
Advances from related parties	409,451	32,336	441,787
Repayment of advances from related parties	(482,535)		(482,535)
Issuance of convertible notes	4,156,000		4,156,000
Issuance of common stock		100,000	100,000
Net cash provided by financing activities	4,082,916	132,336	4,215,252
Change in cash and cash equivalents and balance at end of period	$1,718,365	0	$1,718,365

Non-cash investing activities:
Common shares issued for Convertible notes	$4,156,000		$4,156,000
Acquisition of Atlas Mining warrant through Accrued expense	$180,000		$180,000
Acquisition of license through Common stock net of $100,000 cash	$214,000		$214,000

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. During 2005, the Company’s growth was funded through a combination of convertible debt from private investors and cash advances from its majority stockholder Technology Innovations, LLC. The Company expects that it will need to raise additional capital to accomplish its business objectives in 2006. The Company will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 14,310,000 shares underlying outstanding options and warrants which have been excluded from the calculation at December 31, 2005.

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

In conjunction with this resolution, the Board has authorized a two-for-one stock split of common stock affected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

Net loss as reported	($2,717,307)
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects	(221,699)

Pro Forma net loss	($2,939,006)

Basic and diluted loss per share as reported	($0.03)
Basic and diluted loss per share pro forma	($0.03)

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

NATURALNANO, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The pronouncement requires that the cost of share-based compensation be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net loss and loss per common share if the accounting pronouncement had been in effect during the year ended December 31, 2005. As of December 31, 2005, unvested compensation cost for stock options previously issued to employees was approximately $994,500 and will be recognized in future years 2006-2008. The unvested cost of stock options previously issued to non-employees was approximately $218,700 as of December 31, 2005 and will be revalued quarterly and charged to operations as the vesting occurs, which is when the required performance by the non-employees is complete.

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

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc. (“BTI”). BTI is related to the Company’s majority stockholder, Technology Innovations, LLC, through common ownership. This agreement covers the exchange of ideas in support of a new drug delivery capability. NaturalNano has secured the rights to non-medical applications and is developing the separation capabilities needed to support this drug delivery application. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties.

All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

NATURALNANO, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

4.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our majority stockholder with a beneficial ownership of 53.8% of our outstanding common stock as of December 31, 2005. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets.

TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock. On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of these options on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. Under the vesting schedule, the options vest one-half on the date of grant and the balance on the first anniversary of the grant.

On April 27, 2005, the Company entered into an exclusive, field of use limited license agreement (the “License Agreement”) with its majority stockholder, Technology Innovations, LLC. This agreement grants the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covers several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates. The Company also has the right to grant sublicenses to third parties under the agreement. Future minimum royalty payments of $6,250 per quarter are required under the terms of this agreement, commencing in the calendar quarter that the first patent is issued.

On December 29, 2004 the Company entered into a Line of Credit Agreement and a Promissory Note with its majority stockholder, Technology Innovations, LLC. This Line of Credit allowed for borrowings of up to $500,000 for working capital purposes and included an interest rate of 8% per annum. This agreement expired on December 31, 2005.

During the first quarter of 2005, TI paid $10,400 in fees for licensing and business strategy consultations, to a firm owned by the Company’s president. During fiscal 2005, our President and our Chief Technology Officer provided technical consultations to an affiliate, Biophan Technologies, Inc. (“Biophan”). Biophan is an entity related to TI through common ownership. In connection with these consulting services, Biophan reimbursed the Company $16,500 and $5,077 for these services respectively which represented the cost of the salary and benefits for the proportionate time spent consulting.

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

In consideration for the rights granted to NaturalNano under this agreement, the Company paid $100,000 in cash and issued 200,000 shares of common stock valued at $1.07 per share upon execution of this agreement. If during the eight-month period ending August 31, 2006, the licensor has not realized at least $150,000 in net consideration from the sale of these shares, the licensor shall have the right to payment by the Company for any shortfall.

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

The December 31, 2005 balance sheet reflects $249,650 in prepaid halloysite to be delivered in future periods for the Company’s use in our research programs and for customer evaluation. The Company believes this prepaid commitment from Atlas Mining for the future delivery of processed halloysite nanotubes will be satisfied in the next twelve months. Payments made by the Company in accordance with this agreement are presented as prepaid expenses and will be recorded as inventory upon receipt of the processed nanotubes. Research and development expenses are recognized in the period the nanotubules are used in the development of proprietary applications and processes and cost of goods sold will be charged as customer shipments are made.

On January 28, 2005, NaturalNano was issued a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. This warrant expires two years from the original issue date which will be January 28, 2007. The Company accounts for this warrant as a free-standing derivative and, accordingly, has recorded the warrant as an asset at its fair market value. The Company recognizes all changes in fair market value in its statement of operations. The fair value of this asset on January 28, 2005 and at December 31, 2005 was estimated at $180,000 and $270,000, respectively. The warrant was recorded as a non-current asset at January 28, 2005 with an offsetting liability included in accrued expenses. The liability is being amortized over the two-year period commencing January 28, 2005 and reflects the Company’s performance of future research and development efforts which are expected to benefit both NaturalNano and Atlas Mining. During 2005, $90,000 of this liability has been offset against research and development expenses in the accompanying statements of operations. At December 31, 2005, the remaining liability, included in accrued expenses, is $90,000.

The fair value of the Atlas Mining warrant has been measured using the Black-Scholes valuation model on January 28, 2005 and December 31, 2005 and was estimated at $180,000 and $270,000, respectively. The Black-Scholes assumptions used in estimating fair market value of the warrant at each of these dates are as follows:

	January 28, 2005	December 31, 2005
Risk-free interest rate	3.2%	4.3%
Expected life of the warrant-days	730	393
Expected stock price volatility	115%	86%
Expected dividends	Zero	Zero

NATURALNANO, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

At December 31, 2005, the warrant was marked-to-market at $270,000 with the change in fair market value recorded as investment income.

7.	INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $2,724,600. The Company recorded a deferred income tax asset for the tax effect of the net operating loss carryforward of approximately $926,400. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

8.	STOCKHOLDERS’ EQUITY

On November 29, 2005, the Company completed a recapitalization as a result of the reverse merger with Cementitious Materials, Inc. (a public shell company). Under the merger agreement, the Company merged into a newly formed subsidiary of Cementitious with NaturalNano, Inc. being the surviving entity. The components of the recapitalization are presented below.

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
CMI equity outstanding at November 29, 2005	9,982,084	$9,982	$357,483	($367,465)	0
Cancellation of NN shares as of November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Issuance of new shares to NN stockholders	89,838,756	89,839	10,161		100,000
Elimination of CMI accumulated deficit			(367,465)	367,465	0
Recapitalization	79,820,840	$79,821	($79,821)	0	0

In connection with the merger, Technology Innovations, LLC, the Company’s majority stockholder exchanged each of its outstanding shares for 4.492 shares of Cementitious stock for an aggregate of 89,838,756 shares. Each of the Company’s previously outstanding options and warrants were cancelled and replaced with the same number of options and warrants of Cementitious with rights to acquire common stock at economic and contractual terms consistent with the rights as defined in the original NaturalNano option and warrant agreements. The original options were not modified to accelerate vesting or extend the term of the new options.

As a result of the merger, the Company also issued 20,939,200 shares of common stock in accordance with the convertible bridge notes at a conversion price of $0.20 per share. The per share conversion price of $0.20 was the estimated fair market value of the common stock on the date this convertible debt was issued, as determined by the Company’s Board of Directors. The closing market price per common share on November 29, 2005 was $0.625.

The Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 common stock warrants. These warrants have an exercise price of $0.115 per share were fully vested as of the March 31, 2005 issuance date and had an original expiration date of March 31, 2006. On December 19, 2005, the Board of Directors extended the expiration date of this instrument to March 31, 2007. As a result, the Company recorded $66,595 as an incremental cost for these services reflecting the estimated fair market value associated with the term extension, as calculated using the Black-Scholes valuation method. The assumptions used in this valuation were as follows: (i) risk-free interest rate of 4.49%, (ii) expiration date of the warrant of March 31, 2007, (iii) expected volatility of 113.2%, and (iv) expected dividends of zero.

NATURALNANO, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

The consulting expenses relating to these warrants were provided during the first quarter of 2005 and have been included in general and administrative expenses in the accompanying statements of operations. None of these warrants had been exercised as of December 31, 2005. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

9.	STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the “Plan”) which provides for the granting of nonqualified or incentive stock options (“ISO”) to officers, key employees, non-employee directors and consultants. The Plan authorizes the granting of options to acquire up to 14,000,000 common shares. ISO grants under the Plan are exercisable at the market value of the Company’s stock on the date of the grant. Nonqualified options under the Plan are exercisable at amounts determined by the Board. All options under the Plan are exercisable at times as determined by the Board, not to exceed 10 years from the date of grant. Additionally, the Plan provides for the granting of restricted stock to officers and key employees.

During 2005, the Company’s Board of Directors granted stock options at fair market value, which was estimated by the Board of Directors at $0.05 per share on the date of the grant, to purchase 9,900,000 shares of the Company’s common stock at $0.05 per share. These stock options were re-issued, in connection with the merger with Cementitious on November 29, 2005, without modification to the original terms and conditions. The weighted-average fair value of the re-issued options on November 29, 2005, determined using the Black- Scholes valuation method was $0.4125 per option. During 2005, a total of 90,000 shares previously issued option grants were forfeited resulting in 9,810,000 options outstanding December 31, 2005 with 4,940,000 options exercisable as of the end of the year.

During 2005, the Company granted 4,436,666 stock options to non-employees, including 30,000 options to each member of our Scientific Advisory Board and one million to our majority stockholder Technology Innovations, LLC. The grant to Technology Innovations was made on July 1, 2005 at an estimated fair market value of $0.05 per share (as estimated by our Board of Directors on that date) with half of the options vesting at the date of grant and the balance on the first anniversary of the grant and includes an expiration date ten years from the date of grant.

A total of 3,473,332 of these non-employee option grants were vested as of December 31, 2005. The fair value of the stock options granted to non-employees has been recorded as expense of $212,854 in the accompanying statement of operations. The fair market value of non-employee options was estimated by the Board of Directors for grants made prior to the merger and determined utilizing the Black-Scholes valuation method for all grants made subsequent to the merger. The Black-Scholes valuation method was used to update the fair market value of these options at each subsequent vesting date.

10.	CONVERTIBLE BRIDGE NOTES

As a result of the merger on November 29, 2005, $4,156,000 in Convertible Bridge Notes (the “Notes”) were converted into 20,939,200 shares of the Company’s common stock. These notes included a mandatory conversion feature whereby $800,000 in debt was converted into 4,159,200 common shares and $3,356,000 in debt was converted into 16,780,000 shares of common stock in connection with the Cementitious Materials, Inc. merger which was completed on November 29, 2005.

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
$230,548

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this amended annual report on Form 10-KSB/A, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this amended Form 10-KSB/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Audit Committee. The Audit Committee is currently composed of Messrs. Katz (Chairman), and Kenzie. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter which the Board adopted in December 2005. The Audit Committee Charter has been posted on our website at www.naturalnano.com. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board has determined that Messrs. Katz and Kenzie meet the qualifications as “audit committee financial experts”.

Compensation Committee. The Compensation Committee is composed of Messrs. Kenzie (Chairman), Weiner and Katz. The responsibilities of the Compensation Committee are more fully set forth in the Compensation Committee Charter which the Board adopted in December 2005. The Compensation Committee Charter has been posted on our website at www.naturalnano.com.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name / Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options / SAR (post split)
Michael D. Riedlinger President	2005	$122,007	$10,000	none	3,000,000
Kathleen A. Browne CFO	2005	$85,489*	none	none	800,000
Sarah M. Cooper CTO	2005	$40,580*	$7,000	none	600,000
Edward F. Cowle Former CEO	2005	$6,425*	none	none	none

* reflects employment for a partial year

Columnar information required by Item 402(a) (2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during fiscal years 2003 through 2005.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Incentive Plan (“the Plan.”) The Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of 14,000,000 post split shares. The Compensation Committee determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. As of December 31, 2005 the Company had granted 9,900,000 (post-split) shares of common stock under the option plan and 9,810,000 were outstanding.

The following table summarizes information concerning stock options, presented on a post-split basis, granted to the named executive officers during the last fiscal year ended December 31, 2005:

Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Share)	Expiration Date

Michael D. Riedlinger	3,000,000	64.33%	$0.05	3/1/2015
Kathleen A. Browne	800,000	17.16%	$0.05	7/1/2015
Sarah M. Cooper	600,000	12.87%	$0.05	3/1-10/1/2015
Edward F. Cowle	0	0

No named executive officer exercised options in the fiscal year ended December 31, 2005. The following table presents the number and values of exercisable and unexercisable options presented on a post-split basis, at December 31, 2005:

Name	Shares acquired on exercise	Value realized	Number of Securities underlying unexercised options/SARs at FY-end (#) Exercisable/Unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/Unexercisable

Michael D. Riedlinger	none	—	1,000,000/2,000,000	$1,020,000/$2,040,000
Kathleen A. Browne	none	—	266,666/533,334	$271,999/$544,001
Sarah M. Cooper	none	—	200,000/400,000	$204,000/$408,000
Edward F. Cowle	none	—	none	none

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class(2)

Directors and Executive Officers:
Steven Katz (5)	200,000	*
Ross B. Kenzie	0	0%
John F. Lanzafame (5)	366,668	*
Michael L. Weiner (3), (5)	65,692,194	53.9%
Michael D. Riedlinger (5)	2,000,000	1.6%
Kathleen A. Browne (5)	366,652	*
Sarah M. Cooper (5)	400,000	*
All Directors and Executive Officers as a group (7 persons)	69,025,514	55.2%

Other 5% Beneficial Owners:
Technology Innovations, LLC (4), (5) 150 Lucius Gordon Drive, Suite 117
West Henrietta, NY 14586	65,425,526	53.8%

Jeffrey Smith 3564 Thorndale Road Pasadena, CA 91107	10,997,584	9.1%

NanoVentures, LLC P.O. Box 268 Derby, NY 14047	9,185,000	7.6%

*	Less than 1%
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
5)
Includes shares that may be acquired upon exercise of stock options, which are exercisable on or prior to May 16, 2006. The shares beneficially owned include: Mr. Katz - 200,000 shares; Mr. Lanzafame - 266,668 shares; Mr. Weiner - 266,668 shares; Mr. Riedlinger - 2,000,000 shares; Ms. Browne - 366,652 shares; Ms. Cooper - 400,000 shares; all Directors and Officers as a group - 3,499,988 shares and Technology Innovations, LLC - 500,000 shares.

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

ITEM 13. EXHIBITS

NaturalNano, Inc.
(A Development Stage Company)

EXHIBIT INDEX
Exhibit Number	Description
2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc. (1)
3.1	Restated Articles of Incorporation (2)
3.2	Certificate of Change to Articles of Incorporation (3)
3.3	By laws (4)
4.1	NaturalNano, Inc. 2005 Incentive Stock Plan (5)
4.2	Form of Non-Qualified Stock Option Agreement (2)
4.3	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC (2)
4.4	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc. (2)
4.5	Warrant issued to SBI USA, LLC (6)
10.1
License Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated as of April 27, 2005 (filed in redacted form pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission) (2)

10.2	Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005 (2)
10.3	Employment Letter of Michael Riedlinger and Amendment No. 1 thereto # (2)
10.4	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto # (2)
10.5	Employment Letter of Sarah Cooper # (2)
10.6	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC (6)
14.1	Code of ethics for CEO and senior financial officer (6)
21.1	Subsidiaries (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350 *

*	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 26, 2005
2.	Incorporated by reference to similarly numbered Exhibit to Current Report on Form 8-K dated November 29, 2005
3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated January 27, 2006
4.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 2002
5.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 29, 2005
6.	Incorporated by reference to similarly numbered Exhibit to Annual Report on form 10-KSB for the fiscal year ended December 31, 2005, filed February 15, 2006.

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

NATURALNANO, INC.

Dated: June 26, 2006	By:	\s\ Michael D. Riedlinger
Name: Michael D. Riedlinger
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

\s\ Michael D. Riedlinger	President and Director	June 26, 2006
Michael D. Riedlinger	(Principal Executive Officer)

\s\ Kathleen A. Browne	Chief Financial Officer, Secretary and Treasurer	June 26, 2006
Kathleen A. Browne	(Principal Financial Officer and
Principal Accounting Officer)

\s\ Steven Katz	Director	June 26, 2006
Steven Katz

\s\ Ross Kenzie	Director	June 26, 2006
Ross Kenzie

\s\ John Lanzafame	Director	June 26, 2006
John Lanzafame

\s\ Sharell L. Mikesell Ph.D.	Director	June 26, 2006
Sharell L. Mikesell Ph.D.

\s\ Michael L. Weiner	Director	June 26, 2006
Michael L. Weiner