Form 10QSB/A
period 2006-03-31
NaturalNano , Inc.
filed 2006-06-26
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0646435 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class outstanding as of May 13, 2006: Common Stock, $.001 par value - 121,781,407 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

INDEX	Page

EXPLANANTORY NOTE	3

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of:
March 31, 2006 (Unaudited) and December 31, 2005	4

Condensed Consolidated Statements of Operations for the three Months Ended
March 31, 2006 and 2005 (Unaudited), and from inception
December 22, 2004 through March 31, 2006 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the Period
From December 22, 2004 (inception) to March 31, 2006	6

Condensed Consolidated Statements of Cash Flows, three Months Ended
March 31, 2006 and 2005 (Unaudited) and from inception
December 22, 2004 through March 31, 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Plan of Operation	14

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 to make certain changes to our financial statements including (i) expansion and clarification of certain footnotes, (ii) changes to the Statement of Operations and other statements to reflect a recalculation of the value of certain stock options.

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

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,474,740 and 121,074,740 shares, respectively	121,475	121,075
Additional paid in capital	5,479,936	4,901,714
Deficit accumulated in the development stage	(3,755,565)	(2,724,643)
Total stockholders' equity	1,845,846	2,298,146
Total liabilities and stockholders' equity	$2,209,319	$2,662,219

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ending		From inception December 22, 2004 through
	March 31, 2006	March 31, 2005	March 31, 2006

Income:

Sample revenue			$500

Operating expenses:

Research and development (a)	$461,121	$67,449	1,032,140
General and administrative (a)	914,475	392,577	3,172,734
	1,375,596	460,026	4,204,874

Loss from Operations	(1,375,596)	(460,026)	(4,204,374)

Other income:
Interest income, net	12,874		27,009
Change in unrealized gain on warrant	331,800	52,500	421,800
	344,674	52,500	448,809

Net loss	$(1,030,922)	$(407,526)	$(3,755,565)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	121,079,184	20,000,000

(a)	For the three months ended March 31, 2006, stock based compensation expense included in the Statement of Operations was as follows:
•	Research and development expense $233,586
•	General and administrative expense $325,036.

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to March 31, 2006

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
December 22, 2004
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				($7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			291,595		291,595
Grant of common stock for services and property:
@ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $0.4125 per share			19,938		19,938
Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,717,307)	(2,717,307)

Balance at December 31, 2005	121,074,740	121,075	4,901,714	(2,724,643)	2,298,146
(UNAUDITED)
Stock options:
@ $0.4125 per share			244,672		244,672
@ $0.8955 per share			313,950		313,950
Exercise of stock options	400,000	400	19,600		20,000
Net loss for three months ending March 31, 2006				(1,030,922)	(1,030,922)

Balance at March 31, 2006	121,474,740	$121,475	$5,479,936	($3,755,565)	$1,845,846

See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From inception December 22, 2004
	For the three months ending		through
	March 31, 2006	March 31, 2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(1,030,922)	$(407,526)	$(3,755,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,668		16,416
Issuance of warrant for services		225,000	291,595
Issuance of common stock for services			48,340
Grant of stock options for services	558,622	132,500	771,476
Change in unrealized gain on warrant	(331,800)	(52,500)	(421,800)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(9,419)		(44,123)
Increase in accounts payable, accrued payroll and accrued expenses	(4,600)	36,124	150,973
Increase in other liability	4,000		32,500
Net cash used in operating activities	(802,451)	(66,402)	(3,159,838)
Net cash used in investing activities :
Purchase of property and equipment	(30,379)	(2,522)	(69,879)
Purchase of license			(100,000)
Net cash used in investing activities	(30,379)	(2,522)	(169,879)
Cash flows from financing activities:
Advances from related parties	26,320	68,924	468,107
Repayment of advances from related parties	(55,108)		(537,643)
Issuance of convertible notes			4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	20,000		20,000
Net cash provided by (used in) financing activities	(8,788)	68,924	4,206,464

Increase (decrease) in cash and cash equivalents	(841,618)	0	876,747
Cash and cash equivalents at beginning of period	1,718,365	0	0
Cash and cash equivalents at end of period	$876,747	$0	$876,747

Non-cash investing activities:
Common shares issued for convertible notes			$4,156,000
Acquisition of Atlas Mining warrant through accrued expense		$180,000	$180,000
Acquisition of license through common stock net of $100,000 cash			$214,000

See notes to financial statements

NATURALNANO, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

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

In conjunction with this resolution, the Board authorized a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

NATURALNANO, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NaturalNano is expected to remain a development stage company for at least the next twelve months. The Company has generated only nominal revenue, resulting from the sale of sample products, since its inception and is not expected to have any significant recurring revenues in the near future. The Company’s ability to continue in business is dependent upon obtaining sufficient financing or attaining profitable operations.

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

These Warrants are treated as un-issued for accounting purposes because they are unvested and forfeitable in the event of non-performance. In addition, SBI is not subject to a penalty in the event of non-performance.

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

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $244,672 of compensation cost for the quarter ended March 31, 2006. Results for prior periods have not been restated. As of March 31, 2006, unvested compensation cost for stock options previously issued to employees, is approximately $749,800 and will be recognized through calendar year 2008.

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

These assumptions resulted in an estimated fair-market value per share of $0.4125. The ultimate value of the options will depend on the future price of the Company’s common stock, which cannot be forecast with reasonable accuracy. No income tax benefits were recognized due to the Company’s net operating loss carryforward position.

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

The Company’s Board of Directors estimated the fair market value of stock option grants made during the first quarter of 2005 at $0.05 per share.

The fair value of stock options granted to non-employees has been recorded as an expense, of $313,950 for the quarter ending March 31, 2006, and reflects the increase in fair market value since the prior reporting period, calculated using the Black-Scholes valuation approach. Using the current fair market value of these non-employee options, the unvested cost for stock options previously issued to non-employees is approximately $150,300 and will be re-valued quarterly and charged to operations as the vesting occurs in 2006, which is when the required performance by non-employees is complete.

NATURALNANO, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. ATLAS MINING WARRANT

On January 28, 2005, NaturalNano received a warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. This warrant expires two years from the original issue date which will be January 28, 2007. The Company accounts for this warrant as a free-standing derivative and, accordingly, has recorded the warrant as an asset at its fair market value. The Company recognizes all changes in fair market value during the reporting period in its statement of operations.

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

3. STOCKHOLDER’S EQUITY

On February 2, 2006 the Company issued an aggregate of 314,700 shares of common stock to three entities in consideration for certain leasehold improvements, licensing rights and consulting services provided during 2005. The issuance of the common stock has been recorded in 2005. This issuance included: 40,000 shares to High Technology of Rochester, Inc., our landlord, in consideration for certain leasehold improvements valued at $33,400; 74,700 shares to Medienimpuls GmbH as payment for consulting services valued at $14,940; and 200,000 shares to Ambit Corporation in connection with the license of certain patented technology. The number of shares issued and the fair market value of the stock issued was determined based upon the fair market value at the time the related assets and services were received by the Company.

4. SUBSEQUENT EVENT

On May 10, 2006, Technology Innovations, LLC, the Company’s majority stockholder, committed to provide NaturalNano with a $1 million credit facility at terms the Company believes to be competitive to comparable transactions in the event such credit is needed.

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

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB/A, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On May 12, 2006 we entered into an Exclusive License Agreement, effective as of January 24, 2006, with Technology Innovations, LLC, our majority stockholder, replacing a prior exclusive license. Under the License Agreement, Technology Innovations has granted us an exclusive, world-wide license to use Technology Innovations’ patent rights and confidential information for the development, manufacture, marketing and sale of products in the field of halloysite, halloysite microtubules and similar structures other than for medical diagnostic, prevention and treatment purposes (the “Licensed Products”). We have the right to grant sublicenses under the License Agreement.

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

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

10.1	Exclusive License Agreement between Technology	Filed herewith
Innovations, LLC and NaturalNano, Inc. dated as
of January 24, 2006

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of C.E.O. pursuant to Rule	Filed herewith
13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

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

Date: June 26, 2006