Form 10QSB
period 2006-06-30
NaturalNano , Inc.
filed 2006-08-21
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of August 18, 2006: Common Stock, $.001 par value - 121,881,407 shares.

Transitional Small Business Disclosure Format (Check one):                              Yes [ ] No [X ]

INDEX		Page

PART I. FINANCIAL INFORMATION		3

Item 1. Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets as of:
	June 30, 2006 (Unaudited) and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the three and six
	months ended June 30, 2006 and 2005 (Unaudited), and from
	inception December 22, 2004 through June 30, 2006 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the period
	from December 22, 2004 (inception) to June 30, 2006	6

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2006 and 2005 (Unaudited) and from inception
	December 22, 2004 through June 30, 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. (a development stage company controlled by Technology Innovations, LLC) (the "Company") as of June 30, 2006, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 and 2005, the condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005 and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to June 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to June 30, 2006. In our report dated February 8, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 27, 2006 except for the second paragraph in
Note 5, as to which the date is August 9, 2006.

 NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2006 (Unaudited)	December 31, 2005 (Restated)
Assets
Current assets:
Cash and cash equivalents	$512,641	$1,718,365
Prepaid halloysite materials	5,000	249,650
Other current assets	51,929	34,704
Due from related parties		40,748
Total current assets	569,570	2,043,467

Prepaid halloysite materials	244,650
Atlas Mining warrant	506,250	270,000
License, net of amortization	296,556	314,000
Property and equipment, net	151,888	34,752
Total non-current assets	1,199,344	618,752
Total Assets	$1,768,914	$2,662,219

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$154,418	$286,433
Accrued payroll	113,595	73,164
Accrued expenses	145,471	238,316
Due to related parties	58,615
Related party note payable	300,000
Total current liabilities	772,099	597,913

Other liability	31,000	28,500
Total Liabilities	803,099	626,413

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,881,407 and 120,760,040 shares, respectively	121,881	120,760
Additional paid in capital	6,114,968	4,639,689
Deficit accumulated in the development stage	(5,271,034)	(2,724,643)
Total stockholders' equity	965,815	2,035,806
Total liabilities and stockholders' equity	$1,768,914	$2,662,219

 NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		From inception December 22, 2004 through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006 (Restated)
Income:
Sample revenue	$15,000		$15,000		$15,500
Operating expenses:
Research and development (a)	325,800	$100,514	786,921	$167,963	1,357,940
General and administrative (a)	1,113,925	321,914	2,028,400	714,491	4,286,659
	1,439,725	422,428	2,815,321	882,454	5,644,599

Loss from Operations	(1,424,725)	(422,428)	(2,800,321)	(882,454)	(5,629,099)

Other income (expense):
Interest income (expense), net	4,806	(10,088)	17,680	(10,088)	31,815
Change in unrealized gain (loss) on warrant	(95,550)	120,000	236,250	172,500	326,250
	(90,744)	109,912	253,930	162,412	358,065

Net loss	$(1,515,469)	$(312,516)	$(2,546,391)	$(720,042)	$(5,271,034)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding	121,746,296	20,000,000	121,356,793	20,000,000

(a)	Stock based compensation expense included in the Statement of Operations for the three and six month periods ending June 30, 2006, respectively, are as follows:
•	Research and development expense $122,789 and $356,375, and
•	General and administrative expense $492,316 and $817,352.

See notes to financial statements

 NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to June 30, 2006

	Common	Stock	Additional Paid-in	Deficit Accumulated During the Development	Stock-holders’
	Shares	Amount	Capital	Stage	Equity
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				($7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			291,595		291,595
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $0.4125 per share			19,938		19,938
Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,717,307)	(2,717,307)
Balance at December 31, 2005 (Restated)	120,760,040	120,760	4,639,689	(2,724,643)	2,035,806

(UNAUDITED)
Grant of common stock for services: @ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Vesting of stock options: @ $0.4125 per share			569,865		569,865
@ $0.8955 per share			313,950		313,950
@ $1.2798 per share			289,912		289,912
Exercise of stock options	806,667	806	39,527		40,333
Net loss for six months ending June 30, 2006				(2,546,391)	(2,546,391)
Balance at June 30, 2006	121,881,407	$121,881	$6,114,968	($5,271,034)	$965,815

See notes to financial statements

 NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ending		From inception December 22, 2004 through
	June 30, 2006	June 30, 2005	June 30, 2006 (Restated)
Cash flows from operating activities:
Net loss	$(2,546,391)	$(720,042)	$(5,271,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,104	278	32,852
Issuance of warrant for services		225,000	291,595
Grant of stock options for services	1,173,727	145,833	1,386,581
Change in unrealized gain on warrant	(236,250)	(172,500)	(326,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials		(125,000)	(249,650)
(Increase) in other current assets	(17,225)	(8,223)	(51,929)
Increase in accounts payable, accrued
payroll and accrued expenses	77,911	96,870	281,824
Increase in other liability	2,500		31,000
Net cash used in operating activities	(1,517,624)	(557,784)	(3,875,011)

Net cash used in investing activities :
Purchase of property and equipment	(127,796)	(10,527)	(167,296)
Purchase of license			(100,000)
Net cash used in investing activities	(127,796)	(10,527)	(267,296)

Cash flows from financing activities:
Advance on related party line of credit	300,000		300,000
Advances from related parties	134,691	338,626	576,478
Repayment of advances from related parties	(35,328)		(517,863)
Issuance of convertible notes		1,443,000	4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	40,333		40,333
Net cash provided by financing activities	439,696	1,781,626	4,654,948

Increase (decrease) in cash and cash equivalents	(1,205,724)	1,213,315	512,641
Cash and cash equivalents at beginning of period	1,718,365	0	0
Cash and cash equivalents at end of period	$512,641	$1,213,315	$512,641

Non-cash investing activities:
Common shares issued for convertible notes			$4,156,000
Acquisition of Atlas Mining warrant through accrued expense		$180,000	$180,000
Settlement of liability for acquisition of license through common stock net of $100,000 cash	$214,000		$214,000
Settlement of liability for services in common stock	$48,340		$48,340
See notes to financial statements

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2006 and for the six months ended June 30, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

Stock Split

On January 27, 2006, the Company, pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law, filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of its common shares held by each stockholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action. This increase was accounted for as a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

Description of the Business

The Company is located in West Henrietta, New York, and is a development stage company engaged in the discovery, refinement and commercialization of naturally occurring nanoscale materials. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the extraction and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•  material additives for polymers, plastics and composites,
•  cosmetics and other personal care products,
•  absorbent materials, and
•  pharmaceutical and medical device additives.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

Stock Purchase Agreement with SBI

On July 9, 2006 we terminated the Stock Purchase Agreement dated March 30, 2006 between us and SBI Brightline XIII, LLC (“SBI”) and canceled the Warrant for the purchase of shares of our common stock which we had issued to SBI in connection with the March 30, 2006 Stock Purchase Agreement. Following the execution of the Termination Agreement, on July 9, 2006, we entered into a new Stock Purchase Agreement with SBI.

Pursuant to the new Stock Purchase Agreement, SBI is obligated to purchase, on the dates we elect, up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share, as follows:

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Tranche #	Number of Shares	Purchase Price per Share
1	625,000	$0.75
2	625,000	$0.75
3	625,000	$0.75
4	625,000	$0.75
5	625,000	$0.85
6	625,000	$0.85
7	625,000	$0.85
8	625,000	$0.85
9	1,250,000	$0.95
10	1,250,000	$0.95
11	1,125,000	$1.05
12	1,125,000	$1.05
13	1,000,000	$1.15
14	1,000,000	$1.15
15	900,000	$1.20
16	900,000	$1.20
17	885,577	$1.30
18	885,577	$1.30
Total	15,321,154	$1.01

Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be registered as described below, there is no limitation on when we may require SBI to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is covered by an effective registration statement under the Securities Act of 1933.

In connection with the new Stock Purchase Agreement, on July 9, 2006 we issued to SBI a warrant for the purchase of 4,770,000 shares of our common stock at exercise prices ranging from $0.75 to $1.30. The warrant expires on March 30, 2009 and will be valued at fair value, as determined using the Black-Scholes model, as of the date of issuance. This warrant may not be exercised if, and to the extent, that immediately following such exercise the holder thereof would beneficially own 5% or more of our outstanding common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash payment.

On July 11, 2006, the Company filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement; the registration statement has not yet been declared effective. SBI has not purchased any shares pursuant to the Stock Purchase Agreement and has not exercised any portion of the warrant.

We expect to exercise our right to sell shares to SBI when and as we deem necessary to fund our ongoing business operations and development activities, based on our cash requirements, revenues from operations, third party research support, licenses and potential strategic investments, and the availability of debt or equity financing from other sources on more favorable terms.

There is no guarantee that any or all of the shares issuable to SBI will be sold or that any portion of the warrant held by SBI will be exercised.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 13,708,333 shares underlying outstanding options and warrants which have been excluded from the calculation at June 30, 2006.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Options

The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions through 2009.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $325,193 of compensation cost for the quarter ended June 30, 2006 and $569,865 for the six month period ended June 30, 2006. Results for prior periods have not been restated. As of June 30, 2006, unvested compensation cost for stock options previously issued to employees, is approximately $559,850 and will be recognized through calendar year 2009.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate of 5.2%, (ii) weighted average expected term of the options of 5.5 years, (iii) expected stock volatility ranged from 88.2% to 90.3% and (iv) expected dividends of zero.

The ultimate value of the options will depend on the future price of the Company’s common stock, which cannot be forecast with reasonable accuracy. No income tax benefits were recognized due to the Company’s net operating loss carryforward position.

A summary of changes in the stock options outstanding to both employees and non-employees for six-month period ended June 30, 2006 is presented below.

	Number of Options	Weighted- Average Exercise Price

Outstanding at December 31, 2005	9,810,000	$0.05
Granted	205,000	$1.42
Exercised	(806,667)	$0.05
Canceled	0
Outstanding at June 30, 2006	9,208,333	$0.08

Exercisable at June 30, 2006	6,199,999	$0.08

The summary of the Company’s non-vested stock option activity for the six-month period ended June 30, 2006 is presented below.

	Number of Options	Weighted Average Grant-Date Fair Value

Non-vested stock options at December 31, 2005	4,870,000	$0.05
Granted	205,000	$1.42
Vested	(2,066,666)	$0.05
Forfeited	0
Non-vested stock options at June 30, 2006	3,008,334	$0.09

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding was $11,971,000 with a weighted average remaining term of 9.8 years. The aggregate intrinsic value of stock options exercisable at June 30, 2006 was $7,541,000 with a weighted-average remaining term of 7.5 years. As of June 30, 2006, the Company has 3,985,000 shares available for future stock option grants.

The Company previously accounted for its employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company’s net loss and per share results would have been adjusted to the pro forma amounts indicated below.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Loss, as reported	($312,516)	($720,042)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(24,723)	(88,056)
Pro Forma Net Loss	($337,239)	($808,098)

Basic and diluted loss per share as reported	($0.02)	($0.04)
Basic and diluted loss per share pro forma	($0.02)	($0.04)

The Company’s Board of Directors estimated the fair market value of stock option grants made during the first half of 2005 at $0.05 per share.

The fair value of stock options granted to non-employees (including the options granted to Technology Innovations, LLC) has been recorded as an expense, of $289,912 and $603,862, respectively for the three and six month periods ended June 30, 2006, and reflects the changes in fair market value in each of these reporting periods, calculated using the Black-Scholes valuation approach. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate of 5.2%, (ii) expected life of the options of 9 years, (iii) weighted average expected stock volatility of 88.8% and (iv) expected dividends of zero.

Using the current fair market value of the options granted to non-employee consultants, the estimated unvested cost for stock options, previously issued to non-employees, is approximately $82,400. The fair market value of these options will be re-valued quarterly and resultant costs will be charged to operations as the vesting occurs in future periods through 2007, which is when the required performance by these non-employee consultants will be received.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

2. TRANSACTIONS WITH ATLAS MINING COMPANY

On December 29, 2004, the Company contracted with Atlas Mining Company (OTC BB: ALMI) in Utah for the purchase of 500 tons of processed halloysite nanotubes. The Company paid $250,000 to a designated distributor of Atlas Mining, with an additional $100,000 payable when commercial shipments in excess of $250,000 are achieved. As additional consideration, NaturalNano will pay 10% of the resale cash proceeds received from unaffiliated third parties in instances where the purchase price is in excess of $700 per ton up to a maximum of $2,000 per ton. The Company estimates that approximately 10 tons of processed halloysite will be utilized under this supply contract in the next twelve months. The remaining tonnage available under this agreement is expected to be used by the Company for research and in customer order fulfillment in periods beyond twelve months. Accordingly the balance sheet at June 30, 2006 presents $5,000 of this prepaid contract as a current asset and the balance as a non-current asset to reflect this change in material sourcing.  NaturalNano has identified various sources of halloysite that are considered suitable as alternate suppliers of raw material, and as such, is not solely dependent upon Atlas Mining Company for the delivery of raw materials.

3.  STOCKHOLDERS’ EQUITY

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

4. LINE OF CREDIT AGREEMENT WITH TECHNOLOGY INNOVATIONS

On June 28, 2006, the Company entered into a Line of Credit Agreement with Technology Innovations, LLC, a New York limited liability company (“TI”), pursuant to which TI has committed to make advances in an aggregate amount of up to $1,000,000. TI is the beneficial owner of approximately 53.7% of the Company’s issued and outstanding common stock and, Michael L. Weiner, the Chairman of our Board of Directors, is the Manager and a 42.74% beneficial owner of TI. Mr. Weiner and Ross Kenzie, also a member of our Board of Directors, make up the TI Board of Members.

Under this Line of Credit Agreement, advances may be drawn down in such amounts and at such times upon 15 days’ prior notice to TI, except that no more than $300,000 may be advanced in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum. Any amounts drawn down and repaid may be re-borrowed at any time (subject to requirement of 15 days’ notice and the limitation that not more than $300,000 may be drawn down during any 30-day period). TI’s obligation to lend under the Line of Credit Agreement expires on March 31, 2007, after which date TI may demand repayment of the entire amount borrowed including all accrued and unpaid interest upon 15 days’ notice. These obligations are governed by a Promissory Note issued to TI on June 28, 2006. The Line of Credit Agreement and the Note contain conventional terms, including provisions relating to events of default.

We intend to use any amounts borrowed under this agreement for general working capital needs. The line has been established as an interim financing source until we are able to draw down the Stock Purchase Agreement with SBI signed on July 9, 2006, as described in Note 1. SBI’s obligation to purchase shares under the Stock Purchase Agreement is contingent upon a registration statement covering SBI’s resale of such shares being declared effective by the Securities and Exchange Commission.

As of June 30, 2006, $300,000 was outstanding under this line of credit agreement.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

5. SUBSEQUENT EVENTS

On January 28, 2005, NaturalNano received a warrant to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. This warrant expires January 28, 2007. The Company accounts for this warrant as a free-standing derivative and, accordingly, has recorded the warrant as an asset at its fair market value. The Company recognizes all changes in fair market value during the reporting period in its statement of operations.

On August 9, 2006, the Company entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500 less fees of $56,250. In connection with this sale, a charge of $95,550 against other income was included in the statement of operations reflecting the change in fair market value of this asset since March 31, 2006. The Company will receive net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant, which is expected during the third quarter of 2006. The Atlas Mining warrant is recorded at its fair market value at June 30, 2006, based upon the net proceeds to be received in this arms-length transaction with a third party.

Item 2. Plan of Operation

Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this prospectus. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	continued development of our technology;
•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions.

The forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

We are a development stage company and expect to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have both developed in house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to lipids and to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to license them to companies in the polymers, plastics and composites, cosmetics and personal care products and medical and pharmaceutical device industries.

Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes and lipids.

Recent Developments

Over the past quarter we have emphasized the advancement of our technology and product commercialization priorities. Highlights of these efforts include:

•
Cathy Fleischer, Ph.D. has joined the company as Chief Technology Officer and will further augment the development work in progress currently under the direction of Dr. Aaron Wagner. Dr. Fleischer has extensive experience in polymers and was formerly R&D Director at Eastman Kodak’s polarizer films group.

•
Initial tests performed at Cornell University indicate that adding specialty treated halloysite nanotubes improves polymer performance. The test results show that halloysite nanotubes provide strengthening improvements in certain polymers including those that are widely used in consumer products such as casings used in many electronic products like televisions, cell phones, mp3 players and numerous other devices. Other potential markets would include automotive, aerospace and packaging where improvement in strength and thermal properties of polymers is needed

•
We equipped our laboratory with capital investments in analytical equipment, including an electron microscope. We expect that our core research in metallization, elution and encapsulation technologies will allow us to identify new commercial opportunities and assist us in commercializing our intellectual property portfolio.

•	We joined the National Composite Center to help further our commercialization activities for utilizing halloysite nanotubes in nanocomposite materials.

•
Our Scientific Advisory Board has been expanded by the recent additions of Dr. Duncan Moore, a former White House Advisor, and John Hickman, president of PlasTech Consulting and a renowned plastics industry expert. We anticipate that the insights and connections from our scientific advisors will help accelerate commercialization of our technologies into industry and government markets.

Milestones for the Period through June 30, 2007

Our operational objectives and milestones during the next twelve months include expanding our research efforts to continue building our intellectual property portfolio and to explore additional commercial opportunities for our technologies and the resulting materials. We will pursue joint research and licensing arrangements with strategic partners and other research organizations that may involve demonstration of technology effectiveness, development of new technologies, and potential licensing of complementary technologies.

Research and Development and Capital Expenditures

Our research and development plans for the next twelve months include material characterization and formulation testing in the areas of:

• Core nanotechnology properties

• Halloysite material characteristics

• Extended release properties

• Radio frequency shielding applications

• Use of halloysite as an additive in composites and polymers.

We anticipate our spending in the areas of research, product development and intellectual property will continue to grow as our proof of principle tests expand to customer and commercial formulations which we believe will begin in 2007.

For the six months ended June 30, 2006 and 2005, we incurred costs of $786,921 and $167,963 respectively, in the start-up phase of our research and development program. Capital expenditures relating to research and development efforts aggregated $113,846 during the six-month period ended June 30, 2006.

During the twelve-month period through June 2007, we expect to spend approximately $550,000 for capital investments relating to expansion of the research lab in Rochester, NY. Additional research and development related expenditures for the twelve month period, including fees for collaborative research agreements, lab testing materials, and employee salaries and benefits, are expected to be approximately $1,650,000.

Commercialization Strategy

Our strategy is to develop proprietary capabilities for utilizing our technologies and nanomaterials and then form business relationships with upstream users and manufacturers, whether in a supply chain relationship or a technology licensing arrangement. In some cases, we may also offer material components, functionalized materials, and/or other capabilities in response to individual customer needs.

We believe it is important to demonstrate the value that we will add to an end-use product and how that added value could improve our customer’s position in the market. Our plan is to develop compelling data and demonstrations of our capabilities that will lead to strategic alliances for commercialization of our technology—setting the base for additional vertical market areas and global market penetration.

Employees

We currently employ seven full time and three part-time employees and utilize the services of two independent consultants. During the twelve months ending June 30, 2007, we anticipate adding two to three new employees, primarily in the research and product development area, as our operating cash position allows.

Financing Activities

On July 9, 2006 we entered into a Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI is obligated to purchase, on the dates we elect, up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we may require SBI to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement; the registration statement has not yet been declared effective and we cannot predict when or if the registration statement will be declared effective. Following effectiveness of the registration statement, we expect to exercise our right to sell shares to SBI when and as we deem necessary to fund our ongoing business operations and development activities, based on our cash requirements, revenues from operations, third party research support, licenses and potential strategic investments, and the availability of debt or equity financing from other sources on more favorable terms.

On June 28, 2006, we entered into a Line of Credit Agreement with Technology Innovations LLC, our majority shareholder, for a credit facility of $1 million, pursuant to which the Company can borrow up to $300,000 in any month, with outstanding borrowings bearing interest at 8% per annum and with interest and principal payable on demand with 15 days notice at any time after March 31, 2007. On June 29, 2006, we borrowed $300,000 under this credit facility. The Technology Innovations credit facility is intended as an interim financing source until we are able to draw down the $15.5 million that has been committed by SBI under the July 9, 2006 Stock Purchase Agreement.

On August 9, 2006, we entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500, less fees of $56,250. We will receive net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant, which is expected during the third quarter of 2006.
Cash Requirements and Liquidity

The current cash available as of June 30, 2006 and projected cash outflows for the twelve-month period through June 2007 are presented below.

Cash on hand at June 30, 2006	$512,641
Proceeds from sale of Atlas Warrant (net)	$506,250
Available on Technology Innovations Line of Credit	$700,000

Projected cash uses for the twelve-month period ending June 2007 :

Research and product development expenses	$1,650,000
Capital expenditures for research and development	550,000
Future collaborative research & licensing agreements	800,000
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	1,700,000
Total estimated cash outflows for the twelve-month period through June 2007	$4,700,000

We believe that cash on hand, together with the proceeds from our sale of the Atlas Mining warrant and the borrowing available under the Technology Innovations line of credit will be sufficient to fund our operations at the currently-projected level through January 2007. The $15,500,000 commitment by SBI under the July 9, 2006 Stock Purchase Agreement will, when it becomes available, provide significant funding for the Company’s near and long term needs. The company is in the process of registering the shares to SBI and anticipates the funds will be available in a timely manner to finance operations.

Item 3. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no unregistered sales of equity securities during the fiscal quarter ended June 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On August 9, 2006, we entered into a Warrant Purchase Agreement with Crestview Capital Master LLC (“Crestview”) pursuant to which we have sold to Crestview, for a purchase price of $562,500, the Warrant issued to us by Atlas Mining Company (“Atlas”) for the purchase of 750,000 shares of Atlas common stock. Crestview has placed the purchase price in escrow, to be released upon the issuance by Atlas of a replacement warrant registered in the name of Crestview. The Atlas Mining warrant is recorded at its fair market value at June 30, 2006 based upon the net proceeds to be received in this arms-length transaction with Crestview.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

10.1	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated as of January 24, 2006	*

10.2	Line of Credit Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated June 28, 2006	**

10.3	Warrant Purchase Agreement between NaturalNano, Inc. and Crestview Capital Master LLC dated August 9, 2006	Filed herewith

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

*  Incorporated by reference to Exhibit 10.1 to Quarterly Report for the period ended March 31, 2006 (amended) on Form 10-QSB/A filed June 26, 2006

** Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006

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

Date: August 21, 2006