Form 10KSB/A
period 2005-12-31
NaturalNano , Inc.
filed 2006-10-20
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment # 2

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $500

The aggregate market value of the voting and non-common voting equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 15, 2006 was $86,315,790.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of February 15, 2006 was 121,074,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Table of Contents

Page

EXPLANATORY NOTE	3

PART II.

Item 5. Market for Common Stock and Related Stockholder Matters	3

Item 6. Plan of Operation	4

Item 7. Financial Statements	8

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and
the cumulative period from December 22, 2004 (inception) to December 31, 2005	F-3

Consolidated Statement of Stockholders’ Equity for the year ended
December 31, 2005 and for the period from December 22, 2004 (inception) to
December 31, 2004 and the cumulative period from December 22, 2004 (inception) to December 31, 2005	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the
cumulative period from December 22, 2004 (inception) to December 31, 2005	F-5

Notes to Condensed Consolidated Financial Statements	F-6

Item 8A. Controls and Procedures	9

PART III. OTHER INFORMATION

Item 13. Exhibits	11

SIGNATURES	13

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed on February 17, 2006 and amended by Amendment No. 1 on June 26, 2006, for the following purposes:

(a)	to reflect the correct aggregate market value of the outstanding shares of our equity securities held by non-affiliates on the cover page;
(b)	in Part II, Item 5 (“Market for Common Equity and Related Stockholder Matters”), to reflect the correct number of shares of our common stock outstanding on December 31, 2005;
(c)	in Part II, Item 6 (“Plan of Operations”), to expand the discussion of future cash needs and projections;
(d)
in Part II, Item 7 (“Financial Statements”), to make certain changes to our financial statements including (i) expansion and clarification of certain footnotes and (ii) changes to the Balance Sheet, Statement of Operations, Statement of Stockholders Equity and the Statement of Cash Flows; with respect to the accounting for: certain share-based compensation expense, the impact of changing the expiration date of a warrant granted to SBI USA, the recognition of income upon receipt of the Atlas Mining warrant, and for the issuance of common stock for services in the first quarter of 2006; and

(e)	in Part II, Item 8A ("Controls and Procedures"), to disclose our conclusions regarding the effectiveness of our disclosure controls and procedures as of December 31, 2005.

Simultaneously, we are filing amendments to our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006, originally filed on May 15, 2006 and August 21, 2006, respectively.

The aggregate effect of the restatements on the Net Loss as presented in the Consolidated Statement of Operations reported on Amendments #1 and #2 filed on June 26, 2006 and October 20, 2006, is:

	As Initially Reported	Amendment #1	Amendment #2	Restated
For the twelve months ended December 31, 2005	$2,645,156	$72,151	$(50,925)	$2,666,382
For the three months ended March 31, 2006	$754,904	$276,018	$602,338	$1,633,260
For the three months ended June 30, 2006	$1,515,469	$145,700		$1,661,169

For more information on these matters, please refer to Note 2 of the Consolidated Financial Statements and Item 8A “Controls and Procedures.”

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol NNAN. Because our shares had traded only on a limited and sporadic basis prior to the Merger, there is no meaningful history of reported trades in the public market before that date and we therefore have not included a price history of our trades prior to November 29, 2005. During the period from November 29, 2005 through December 31, 2005, the high and low share price, on a split adjusted basis, ranged from $0.55 to $1.10, respectively. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Prior to the Merger, our stock was listed on the OTC Bulletin Board under the symbol “CTTM.”

As of December 31, 2005, we had 120,760,040 shares of our common stock outstanding which were held by approximately 170 shareholders of record.

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

On February 2, 2006 we issued an aggregate of 314,700 post-split shares of our common stock to three entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 40,000 shares to High Technology of Rochester, Inc., our landlord, in consideration for certain leasehold improvements to our office facilities. We issued 74,700 shares to Medienimpuls GmbH as payment for consulting services valued at $14,940. We issued 200,000 shares to Ambit Corporation in connection with the license of certain patented technology in the field of electronic shielding

ITEM 6. PLAN OF OPERATION

Note Regarding Forward-Looking Statements

This Report contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

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

Recent Developments

During 2006 we have emphasized the advancement of our technology and product commercialization priorities. Highlights of these efforts include:

•
Cathy Fleischer, Ph.D. has joined the company as Chief Technology Officer and will further augment the development work in progress currently under the direction of Dr. Aaron Wagner. Dr. Fleischer has extensive experience in polymers and was formerly R&D Director at Eastman Kodak’s polarizer films group.

•
Initial tests performed at Cornell University indicate that adding specialty treated halloysite nanotubes improves polymer performance. The test results show that halloysite nanotubes provide strengthening improvements in certain polymers including those that are widely used in consumer products such as casings used in many electronic products like televisions, cell phones, mp3 players and numerous other devices. Other potential markets would include automotive, aerospace and packaging where improvement in strength and thermal properties of polymers is needed.

•
We equipped our laboratory with capital investments in analytical equipment, including an electron microscope. We expect that our core research in metallization, elution and encapsulation technologies will allow us to identify new commercial opportunities and assist us in commercializing our intellectual property portfolio.

•	We joined the National Composite Center to help further our commercialization activities for utilizing halloysite nanotubes in nanocomposite materials .

•
Our Scientific Advisory Board has been expanded by the recent additions of Dr. Duncan Moore, a former White House Advisor, and John Hickman, president of PlasTech Consulting and a renowned plastics industry expert. We anticipate that the insights and connections from our scientific advisors will help accelerate commercialization of our technologies into industry and government markets.

Milestones for the Period through August 31, 2007

Our operational objectives and milestones during the period through August 31, 2007 include expanding our research efforts to continue building our intellectual property portfolio and to explore additional commercial opportunities for our technologies and the resulting materials. We plan to pursue joint research and licensing arrangements with strategic partners and other research organizations that may involve demonstration of technology effectiveness, development of new technologies, and potential licensing of complementary technologies.

Research and Development and Capital Expenditures

Our research and development plans for the twelve months through August 31, 2007 include material characterization and formulation testing in the areas of:

• Core nanotechnology properties
• Halloysite material characteristics
• Use of halloysite as an additive in composites and polymers
• Extended release properties
• Radio frequency shielding applications.

We anticipate our spending in the areas of research, product development and intellectual property will continue to grow as our proof of principle tests expand to customer and commercial formulations which we believe will begin in 2007.

For the twelve months ended December 31, 2005 and for the period from inception, December 22, 2004, through December 31, 2004 we incurred costs of $660,284 and $5,000 respectively, in the start-up phase of our research and development program. Capital expenditures aggregated $39,500 during the twelve-month period ended December 31, 2005 for computers and office equipment.

During the twelve-month period through August 2007, we expect to spend approximately $550,000 for capital investments relating to expansion of the research lab in Rochester, NY. We anticipate research and development related expenditures for the twelve month period through August 2007 will include fees for collaborative research agreements of approximately $335,000 and lab testing materials, employee salaries and benefits of approximately $1,100,000.

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

Employees

As of August 31, 2006 we employed five full time and three part-time employees and utilize the services of two independent consultants. During the twelve months ending August 31, 2007, we anticipate adding two to three new employees, primarily in the research and product development area, as our operating cash position allows.

Financing Activities

On July 9, 2006 we entered into a Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI is obligated to purchase, on the dates we elect up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we may require SBI to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement; the registration statement has not yet been declared effective and we cannot predict when or if the registration statement will be declared effective. Following effectiveness of the registration statement, we expect to exercise our right to sell shares to SBI when and as we deem necessary to fund our ongoing business operations and development activities, based on our cash requirements, revenues from operations, third party research support, licenses and potential strategic investments, and the availability of debt or equity financing from other sources on more favorable terms.

On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of shares of Biophan common stock in staged tranches. The Biophan management’s concern was based in part on the failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the Stock Purchase Agreement between NaturalNano and SBI, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

On June 28, 2006, we entered into a Line of Credit Agreement with Technology Innovations LLC, our corporate parent and majority shareholder, for a credit facility of $1 million, pursuant to which the Company can borrow up to $300,000 in any month, with outstanding borrowings bearing interest at 8% per annum and with interest and principal payable on demand with 15 days notice at any time after March 31, 2007. On June 29, 2006, we borrowed $300,000 under this credit facility. The Technology Innovations credit facility is intended as an interim financing source until we are able to draw down the $15.5 million that has been committed by SBI under the July 9, 2006 Stock Purchase Agreement.

On August 9, 2006, we entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500, less fees of $56,250. We received net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant during the third quarter of 2006.

Cash Requirements and Liquidity

The current cash available as of August 31, 2006 and projected cash outflows for the twelve-month period through August 2007 are presented below.

Cash on hand at August 31, 2006	$535,000
Available on Technology Innovations Line of Credit	$700,000

Projected cash uses for the twelve-month period ending August 2007 :

Research and product development expenses	$1,100,000
Capital expenditures for research and development	550,000
Collaborative research & licensing agreements	335,000
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	1,600,000
Total estimated cash outflows for the twelve-month period through August 2007	$3,585,000

We believe that cash on hand, together with the proceeds from our sale of the Atlas Mining warrant and the borrowing available under the Technology Innovations line of credit will be sufficient to fund our operations at the currently-projected level through January 2007. The Company will need to raise additional capital to accomplish its business objectives and will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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
F-5

Notes to Consolidated Financial Statements	F-6 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NaturalNano, Inc.

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. (a development stage company) (an entity controlled by Technology Innovations, LLC) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative amounts from December 22, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from December 22, 2004 (inception) to December 31, 2004 and the cumulative amounts from December 22, 2004 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

As described in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2005 and the period from inception (December 22, 2004) through December 31, 2005.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 8, 2006, except for Note 1 “Liquidity” as to which the date is October 13, 2006 and Note 2, as to which the date is October 20, 2006.

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2005 (Restated)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,718,365
Prepaid halloysite materials	249,650	$125,000
Other current assets	34,704
Due from related parties	40,748
Total current assets	2,043,467	125,000

Atlas Mining warrant	270,000
Capitalized License	314,000
Property and equipment, net	34,752
Total Assets	$2,662,219	$125,000

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$286,433
Accrued payroll	73,164
Accrued expenses	148,316
Due to related parties		$32,336
Total current liabilities	507,913	32,336

Other liability	28,500
Total Liabilities	536,413	32,336

Stockholders’ Equity
Preferred Stock - no par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares (a)
Issued and outstanding 120,760,040 and 20,000,000 shares, respectively	120,760	20,000
Additional paid in capital (a)	4,678,764	80,000
Deficit accumulated in the development stage	(2,673,718)	(7,336)
Total stockholders' equity	2,125,806	92,664
Total liabilities and stockholders' equity	$2,662,219	$125,000

(a)	Retroactively adjusted to reflect the recapitalization on November 29, 2005 and the two-for-one stock split on February 8, 2006.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31, 2005 (Restated)	From inception December 22, 2004 through December 31, 2004	From inception December 22, 2004 through December 31, 2005 (Restated)

Income:

Sample revenue	$500		$500

Operating expenses:

Research and development (a)	660,284	$5,000	665,284
General and administrative (b)	2,290,733	2,336	2,293,069
	2,951,017	7,336	2,958,353

Loss from Operations	(2,950,517)	(7,336)	(2,957,853)

Other income:
Interest income, net	14,135		14,135
Income from Atlas Mining	180,000		180,000
Investment income	90,000		90,000
	284,135		284,135

Net loss	($2,666,382)	($ 7,336)	($2,673,718)

Loss per common share - basic and diluted (c)	($ 0.03)	($ 0.00)

Weighted average shares outstanding (c)	101,565,773	20,000,000

(a)	In 2005, research and development expense includes options issued as stock-based compensation of $77,280.
(b)	In 2005 general and administrative expense includes options issued as stock-based compensation of $192,802.
(c)	Retroactively adjusted to reflect the two-for-one stock split on February 8, 2006.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to December 31, 2005

	Common Stock		Additional	Deficit Accumulated During the
	Shares (a)	Amount (a)	Paid-in Capital (a)	Development Stage	Stockholders’ Equity
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000

Net loss from inception through December 31, 2004				($ 7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442

Vesting of stock options for services
@ $0.05 per share			192,916		192,916
@ $1.68 per share			77,166		77,166

Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000

Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0

Net loss for twelve months ending December 31, 2005				(2,666,382)	(2,666,382)

Balance at December 31, 2005 (Restated)	120,760,040	$120,760	$4,678,764	($ 2,673,718)	$2,125,806

(a)	Retroactively adjusted to reflect the following;
(i)	the two-for-one stock split effective February 8, 2006 and
(ii)	the effect of the recapitalization on November 29, 2005.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2005 (Restated)	From inception December 22, 2004 through December 31, 2004	From inception December 22, 2004 through December 31, 2005 (Restated)
Cash flows from operating activities:
Net loss	($2,666,382)	($7,336)	($2,673,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,748		4,748
Issuance of warrant for services	273,442		273,442
Vesting of stock options	270,082		270,082
Receipt of Atlas Mining warrant	(180,000)		(180,000)
Change in market value of Atlas Mining warrant	(90,000)		(90,000)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials	(124,650)	(125,000)	(249,650)
(Increase) in other current assets	(34,704)		(34,704)
Increase in accounts payable, accrued payroll and accrued expenses	293,913		293,913
Increase in other liability	28,500		28,500
Net cash used in operating activities	(2,225,051)	(132,336)	(2,357,387)
Cash flows from investing activities
Purchase of property and equipment	(39,500)		(39,500)
Purchase of license	(100,000)		(100,000)
Net cash used in investing activities	(139,500)		(139,500)
Cash flows from financing activities:
Advances from related parties	409,451	32,336	441,787
Repayment of amounts due to related parties	(482,535)		(482,535)
Issuance of convertible notes	4,156,000		4,156,000
Issuance of common stock		100,000	100,000
Net cash provided by financing activities	4,082,916	132,336	4,215,252
Change in cash and cash equivalents and balance at end of period	$1,718,365	$0	$1,718,365

Non-cash investing and financing activities:
Common shares issued for convertible notes	$4,156,000		$4,156,000
Acquisition of license through liabilities to be settled with common stock, net of $100,000 cash	$214,000		$214,000
Receipt of services through liabilities to be settled with common stock in 2006	$48,340		$48,340

See notes to consolidated financial statements

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. During 2005, the Company’s growth was funded through a combination of convertible debt from private investors and cash advances from its corporate parent and majority stockholder, Technology Innovations, LLC. The Company expects that it will need to raise additional capital to accomplish its business objectives in 2006. The Company will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

While preparing a restatement of these financial statements (See Note 2), an event occurred that may affect the Company’s future financing options. On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of  shares of Biophan common stock in staged tranches. The Biophan management's concern was based in part on disparity between the contractual strike price under the SBI Agreement and the current failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the Stock Purchase Agreement between NaturalNano and SBI, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII,LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

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

Stock Split

On January 27, 2006, the Company, pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law, filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of the Company's Common Stock held by each shareholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action. This increase was accounted for as a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

Net loss as reported (Restated)	($2,666,382)
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects	(316,051)

Pro Forma net loss (Restated)	($2,982,433)

Basic and diluted loss per share as reported (Restated)	($0.03)
Basic and diluted loss per share pro forma (Restated)	($0.03)

The Company’s assumptions used to calculate the fair values of options re-issued as a result of the merger with Cementitious Materials, Inc. (“Cementitious”), which occurred on November 29, 2005, were as follows: (i) risk-free interest rate of 4.578%, (ii) expected life of the options of 4.9 years, (iii) expected stock price volatility of 90.48%, and (iv) expected dividends of zero. (See Note 2)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The pronouncement requires that the cost of share-based compensation be measured based on the fair value of the equity or liability instruments issued. Per APB No. 25, compensation expense was recognized only to the extent the fair value of common stock exceeded the stock option exercise price at the measurement date. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow item. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net loss and loss per common share if the accounting pronouncement had been in effect during the year ended December 31, 2005. As of December 31, 2005, unvested compensation cost for stock options previously issued to employees was approximately $2,156,640 and will be recognized in future years 2006-2008. The unvested cost of stock options previously issued to non-employees was approximately $892,308 as of December 31, 2005 and will be revalued quarterly and charged to operations as the vesting occurs, which is when the required performance by the non-employees is complete.

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

2.	RESTATEMENT OF FINANCIAL STATEMENTS

On October 20, 2006 we filed amendments to our Annual Report on Form 10-KSB, for the year ended December 31, 2005, originally filed on February 17, 2006, and to our Quarterly Reports on Form 10-QSB for the three and six month periods ended March 31, 2006 and June 30, 2006, originally filed on May 15, 2006 and August 21, 2006, respectively.

These restatements reflect changes to the Company’s previously reported financial results for the year ended December 31, 2005 and for the three month and six month periods ended March 31, 2006 and June 30, 2006, as well as to the results from inception (December 22, 2004) through each of these reporting dates. These restatements had no effect on our cash position for any of these periods.

The Statement of Operations for the twelve months ended December 31, 2005 has been restated to reflect the following incremental expenses.

	Net Loss	Research and Development	General and Administrative	Other (Income)

As previously reported on December 31, 2005	$2,645,156	$565,254	$2,184,537	($104,135)
Revision of share-based compensation expense	62,784	5,030	57,754
Reverse amortization of Atlas warrant	90,000	90,000
Other income from Atlas Mining	(180,000)			(180,000)
Increase in the fair market value of the SBI warrant upon extension of expiration date	48,442	0	48,442
Operating expenses - as Restated		$660,284	$2,290,733	($284,135)
Net Loss as restated on December 31, 2005	$2,666,382

Net loss from inception, as reported, (December 22, 2004) through December 31, 2005	$2,652,492
Adjustment	21,226
Net Loss from inception, restated, (December 22, 2004) through December 31, 2005	$2,673,718

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

The Balance Sheet has been restated to reflect a net increase to total current liabilities of $172,340, and a decrease of 314,700 shares of common stock issued. It has been determined that the issuance of common stock to settle certain liabilities occurred in February 2006 and accordingly, should be reflected as first quarter 2006 transactions. The restated Stockholder’s equity section also reflects the changes to the deficit accumulated in the development stage resulting from the inclusion of $21,226 of non-cash expenses relating to: measuring share-based compensation, recording of the receipt of the Atlas Mining warrant and in measuring the value of the extension of the SBI warrant expiration, as presented above.

	As previously reported	Adjustment	As Restated

Total current liabilities	$335,573	$172,340	$507,913

Common stock	$121,075	($315)	$120,760
Additional paid in capital	4,829,563	(150,799)	4,678,764
Deficit accumulated in the development stage	(2,652,492)	(21,226)	(2,673,718)
Total stockholders’ equity	$2,298,146	($172,340)	$2,125,806

The weighted average shares outstanding as of December 31, 2005 has been restated to properly reflect common shares issued in settlement of certain accounts payable items as 2006 transactions, thereby resulting in a change to the financial statements as presented below.

	As previously reported	Adjustment	As Restated

Weighted average shares outstanding	101,575,332	(9,559)	101,565,773

The Statement of Stockholders’ Equity has been restated to reflect the following changes:

•
The December 22, 2004 initial capital contribution, reflecting the two-for-one stock split, has been revised to properly reflect the $0.005 per common share actually paid and as a result, the retro-active adjustment for the stock split has been eliminated from the presentation.

•	The issuance of 314,700 shares of the Company’s common stock for services has been reclassified as a liability at December 31, 2005 and will be included in equity in the first quarter of 2006.
•	Other changes to the Statement of Stockholders’ Equity are presented below.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

	As previously reported	Adjustment	As Restated

Warrant issued for 4,500,000 shares of common stock for services reflecting extension of expiration date	$225,000	$48,442	$273,442

Vesting of stock options for services @ $1.68	$14,382	$62,784	$77,166

Reclassification of shares issued pursuant to convertible bridge notes presented separately from Recapitalization on November 29, 2005	$0	$4,156,000	$4,156,000

Net loss for twelve months ended December 31, 2005	($2,645,156)	($21,226)	($2,666,382)

The Statement of Cash Flows has been restated to reflect the following non-cash activities:

•	The conversion of $4,156,000 of convertible bridge notes to common stock on November 29, 2005.
•	Recognize the future settlement of services, received in 2005 and settled in 2006 through the issuance of common stock, as a non-cash activity in the amount of $48,340.
•	Recognize the common stock component of the purchase price in the acquisition of the Ambit license as a non-cash activity of $214,000.

	As previously reported	Adjustment	As Restated

Net cash used in operating activities	($2,011,051)	($214,000)	($2,225,051)
Net cash used in investing activities	(353,500)	214,000	(139,500)

3.	COOPERATIVE RESEARCH AGREEMENTS

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

For the year ending December 31, 2005	$62,569

4.	RELATED PARTY RESEARCH AGREEMENT

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

5.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our corporate parent and majority stockholder with a beneficial ownership of 53.8% of our outstanding common stock as of December 31, 2005. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets.

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

On April 27, 2005, the Company entered into an exclusive, field of use limited license agreement (the “License Agreement”) with its corporate parent and majority stockholder, Technology Innovations, LLC. This agreement grants the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covers several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates. The Company also has the right to grant sublicenses to third parties under the agreement. Future minimum royalty payments of $6,250 per quarter are required under the terms of this agreement, commencing in the calendar quarter that the first patent is issued. No patents included in this licensing agreements have been issued as of year end.

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

6.	LICENSE AGREEMENT

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

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

In consideration for the rights granted to NaturalNano under this agreement, the Company paid $100,000 in cash and incurred a liability of $214,000 to be settled with common shares. On February 3, 2006, the Company issued 200,000 shares of common stock valued at $1.07 per share upon execution of this agreement. If during the eight-month period ending August 31, 2006, the licensor has not realized at least $150,000 in net consideration from the sale of these shares, the licensor shall have the right to payment by the Company for any shortfall.

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

7.	TRANSACTIONS WITH ATLAS MINING COMPANY

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

On January 28, 2005, NaturalNano was issued a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share in support of a cooperative research and development efforts. The purpose of these efforts is to develop commercial uses of halloysite products. The warrant is not refundable and Atlas Mining does not require specific deliverables. This warrant expires two years from the original issue date which will be January 28, 2007. The Company has accounted for this warrant as a free-standing derivative and, accordingly, recorded the warrant as an asset, at its fair market value, and recognized other income of $180,000 upon receipt. All changes in fair market value are recognized in the statement of operations in the period such changes occur.

The fair value of the warrant was measured using the Black-Scholes valuation model on January 28, 2005 and December 31, 2005 and was estimated at $180,000 and $270,000, respectively. The Black-Scholes assumptions used in estimating fair market value of the warrant at each of these dates are as follows:

	January 28, 2005	December 31, 2005
Risk-free interest rate	3.2%	4.3%
Expected life of the warrant-days	730	393
Expected stock price volatility	115%	86%
Expected dividends	Zero	Zero

At December 31, 2005, the carrying value of the warrant was reduced to the estimated recoverable value based on the quoted market price of the underlying Atlas Mining stock. At December 31, 2005, the warrant was marked-to-market at $270,000 with the change in fair market value recorded as investment income.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

8.	INCOME TAXES

As of December 31, 2005, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $2,674,000. The Company recorded a deferred income tax asset for the tax effect of the net operating loss carryforward of approximately $909,200. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005.

9.	STOCKHOLDERS’ EQUITY

On November 29, 2005, the Company completed a recapitalization as a result of the reverse merger with Cementitious Materials, Inc. (a public shell company). Under the merger agreement, the Company merged into a newly formed subsidiary of Cementitious with NaturalNano, Inc. being the surviving entity. The components of the recapitalization are presented below.

	Common Shares	Common Stock	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
CMI equity outstanding at November 29, 2005	9,982,084	$9,982	$357,483	($367,465)	$0
Issuance of new shares to NN stockholders	89,838,756	89,839	10,161		100,000
Cancellation of NN shares as of November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Elimination of CMI accumulated deficit			(367,465)	367,465	0
Recapitalization	79,820,840	$79,821	($79,821)	$0	$0

In connection with the merger, Technology Innovations, LLC, the Company’s corporate parent and majority stockholder exchanged each of its outstanding shares for 4.492 shares of Cementitious stock for an aggregate of 89,838,756 shares. Each of the Company’s previously outstanding options and warrants were cancelled and replaced with the same number of options and warrants of Cementitious with rights to acquire common stock at economic and contractual terms consistent with the rights as defined in the original NaturalNano option and warrant agreements. The original options were not modified to accelerate vesting or extend the term of the new options.

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

The Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 common stock warrants. These warrants have an exercise price of $0.115 per share, were fully vested as of the March 31, 2005 issuance date and had an original expiration date of March 31, 2006. On December 19, 2005 at the request of SBI, the Board of Directors extended the expiration date of this instrument to March 31, 2007. As a result, the Company recorded $48,442 as an incremental non-cash charge for these services during the fourth quarter of 2005. This charge represents the value of the warrant reflecting the new expiration date. The new estimated fair value has been determined using the Black-Scholes valuation method as of the date of the modification to the warrant agreement. The assumptions used in this valuation were as follows: (i) risk-free interest rate of 4.49%, (ii) expiration date of the warrant of March 31, 2007, (iii) expected volatility of 113.2%, and (iv) expected dividends of zero.

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

10.	STOCK-BASED COMPENSATION PLAN

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

During 2005, the Company’s Board of Directors granted stock options at fair market value, which was estimated by the Board of Directors at $0.05 per share on the date of the grant, to purchase 9,900,000 shares of the Company’s common stock at $0.05 per share. These stock options were re-issued, in connection with the merger with Cementitious on November 29, 2005, without modification to the original terms and conditions. The weighted-average fair value of the re-issued options on November 29, 2005, determined using the Black-Scholes valuation method was $1.76 per option. During 2005, a total of 90,000 shares previously issued option grants were forfeited resulting in 9,810,000 options outstanding December 31, 2005 with 4,940,000 options exercisable as of the end of the year.

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

A total of 3,473,332 of these non-employee option grants were vested as of December 31, 2005. The fair value of the stock options granted to non-employees (including the options granted to Technology Innovations, LLC) has been recorded as expense of $270,082 in the accompanying statement of operations. The fair market value of non-employee options was estimated by the Board of Directors for grants made prior to the merger and determined utilizing the Black-Scholes valuation method for all grants made subsequent to the merger.

The Black-Scholes valuation model was used to update the fair market value of these options at each subsequent reporting date until fully vested. This model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on the volatility of the company’s stock price. The assumptions were revised pursuant to the restatement of the financial statements, further described in Note 2. The risk-free interest rate is derived from the U.S. Treasury yield. The Company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock options previously granted to non-employees (i) risk-free interest rate 4.5%, (ii) expected life of the options 9 years, (iii) expected stock volatility 90.5% and (iv) expected dividends of zero.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

11.	CONVERTIBLE BRIDGE NOTES

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

12.	LEASE OBLIGATION

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

$230,548

Item 8A. Controls and Procedures

(a) Restatement

On May 4, 2006 and on August 11, 2006, we received letters from the Staff of the Securities and Exchange Commission commenting on the Registration Statements on Form SB-2 (File No. 333-133005 and No. 333-135667) which we filed with the Commission on April 5, 2006 and July 10, 2006, respectively. Certain of those comments related to the presentation of information included in our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2005 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

As a result of these comments, we revised: (i) certain of our measurements of fair-market value determined utilizing the Black-Scholes valuation model, specifically relating to share-based compensation expense and the valuation of the change in fair market value resulting from a modification of a previously issued warrant, (ii) the accounting period in which certain common stock was issued, thereby properly reflecting current liabilities and outstanding shares on December 31, 2005 and, (iii) the accounting period in which revenue from Atlas Mining was recognized. These revisions resulted in amendments to our Annual Report on Form 10-KSB for the year-ended December 31, 2005 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Our management and the Audit Committee of our Board of Directors have discussed these matters with Goldstein Golub Kessler LLP, our independent registered public accounting firm. As a result of this discussion, management recommended to the Audit Committee that previously filed financial results be restated to reflect the correction of the errors identified in the comment letters from the Commission’s Staff. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors determined that our previously issued financial results for the year ended December 31, 2005 and for the periods ended March 31, 2006 and June 30, 2006 be restated and, in light of this restatement, that the previously-filed financial statements and related financial information should no longer be relied upon.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our President (our chief executive officer) and our Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weaknesses in our internal control over financial reporting:

•	a failure to utilize the correct assumptions in the Black-Scholes model in measuring share-based compensation and changes in other equity instruments,
•	a failure to implement a proper accounting cut-off relating to the issuance of common shares, and
•	a failure to record income from Atlas Mining upon receipt of a warrant.

Solely as a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005, March 31, 2006 and June 30, 2006.

(c)	Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weaknesses in our internal control over financial reporting with respect to the items cited above. The remedial actions included:

•	Improving education and accounting reviews to ensure that personnel involved in Black- Scholes valuation transactions understand and apply fair-value accounting appropriately.
•	Improving education and accounting reviews to ensure personnel involved in financial reporting understand and apply appropriate period-end accounting cut-off reviews and analysis.
•	Improving education and accounting reviews to ensure personnel involved in financial reporting understand and apply appropriate accounting for receipt of equity instruments.

In connection with this Amendment No.2 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, our President and Chief Financial Officer have evaluated our disclosure controls and procedures as currently in effect and as a result of including the remedial actions discussed above, and have concluded that, as of this date, our disclosure controls and procedures are effective.

(d) Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

The management of NaturalNano, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the President and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, March 31, 2006 and June 30, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on February 17, 2006 and amended on June 26, 2006, and in our Quarterly Reports on Form 10-QSB for the period ended March 31, 2006, filed on May 15, 2006 and amended on June 26, 2006, and for the period ended June 30, 2006, filed on August 21, 2006, management concluded that our internal control over financial reporting was effective as of the end of the periods covered by such reports. Subsequently, management identified the following material weaknesses in internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of assumptions utilized in the Black-Scholes model in measuring share-based compensation and changes in other equity instruments, and
•	a failure to ensure accurate accounting cut-off relating to common share issuance, and
•	a failure to ensure proper accounting for receipt of equity instruments.

Solely as a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005 or for the quarterly periods ended March 31, 2006 and June 30, 2006.

PART III

ITEM 13. EXHIBITS

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

NATURALNANO, INC.

Dated: October 20, 2006	By:	\s\ Michael D. Riedlinger
Name: Michael D. Riedlinger
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

\s\ Michael D. Riedlinger	President and Director	October 20, 2006
Michael D. Riedlinger	(Principal Executive Officer)

\s\ Kathleen A. Browne	Chief Financial Officer, Secretary and Treasurer	October 20, 2006
Kathleen A. Browne	(Principal Financial Officer and
Principal Accounting Officer)

\s\ Steven Katz	Director	October 20, 2006
Steven Katz

\s\ Ross Kenzie	Director	October 20, 2006
Ross Kenzie

\s\ John Lanzafame	Director	October 20, 2006
John Lanzafame

\s\ Sharell L. Mikesell Ph.D.	Director	October 20, 2006
Sharell L. Mikesell Ph.D.

\s\ Michael L. Weiner	Director	October 20, 2006
Michael L. Weiner