Form 10QSB/A
period 2006-03-31
NaturalNano , Inc.
filed 2006-10-20
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment #2

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Lucius Gordon Drive, Suite 115
West Henrietta, New York 14586
(Address of principal executive offices)

(585) 214-8005
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of May 13, 2006: Common Stock, $.001 par value - 121,781,407 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

		Page

EXPLANATORY NOTE		3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	4

	Condensed Consolidated Balance Sheets as of: March 31, 2006 (Unaudited) and December 31, 2005	5

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited), and from inception December 22, 2004 through March 31, 2006 (Unaudited)	6

	Condensed Consolidated Statement of Stockholders’ Equity for the Period
	From December 22, 2004 (inception) through March 31, 2006 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2006 and 2005 (Unaudited) and from inception
	December 22, 2004 through March 31, 2006 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Plan of Operation	18

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

SIGNATURES		25

EXPLANATORY NOTE

We are filing this Amendment #2 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, originally filed on May 15, 2006 and  previously amended on June 26, 2006, for the following purposes:
(a)
in Part I, Financial Statements to make certain changes to our financial statements, including: (i) to revise the calculations for certain share-based compensation, (ii) to eliminate credits to adjust for research and development expense relating to the Atlas Mining warrant received on January 28, 2005, (iii) to change the Balance Sheet and Statement of Stockholders’ Equity to present the settlement of certain accounts payable transactions through the issuance of common stock in the first quarter of 2006, and (iv) and various clarification to certain footnotes;

(b)	in Part I, Item 2, Plan of Operations, to expand the discussion of future cash needs and projections; and
(c)	in Part I, Item 3, Controls and Procedures, to disclose our conclusions regarding the effectiveness of our disclosure controls and procedures as of March 31, 2006.

Simultaneously, we are filing amendments to our Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed on February 17, 2006 and amended on June 26, 2006, and to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, originally filed on August 21, 2006.

The aggregate effect of the restatements on the Net Loss presented in the Condensed Consolidated Statement of Operations reported in Amendment #1 filed on June 26, 2006 and in the present Amendment, is presented below.

	As Initially Reported	Amendment #1	Amendment #2	Restated
For the twelve months ended December 31, 2005	$2,645,156	$72,151	($ 50,925)	$2,666,382
For the three months ended March 31, 2006	$754,904	$276,018	$602,338	$1,633,260
For the three months ended June 30, 2006	$1,515,469	$145,700		$1,661,169

For more information on these matters, please refer to Note 2 of the Condensed Consolidated Financial Statements and Part I, Item 3, “Controls and Procedures.”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. (a development stage company) (an entity controlled by Technology Innovations, LLC) (the "Company") as of March 31, 2006, and the related condensed consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005 and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to March 31, 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2005. In our report dated February 8, 2006, except for Note 2 as to which the date is October 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As described in Note 2 to the financial statements, the Company has restated its financial statements as of March 31, 2006 and for the period from inception (December 22, 2004) through March 31, 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 24, 2006, except for Note 1 section "March 31, 2006 Stock Purchase Agreement"
as to which the date is October 13, 2006 and Note 2 as to which the date is October 20, 2006 and Note 5 as to which the date is May 10, 2006.

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Unaudited, Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$876,747	$1,718,365
Prepaid halloysite materials	249,650	249,650
Other current assets	44,123	34,704
Due from related parties	69,536	40,748
Total current assets	1,240,056	2,043,467

Atlas Mining warrant	601,800	270,000
License, net of amortization	305,278	314,000
Property and equipment, net	62,185	34,752
Total Assets	$2,209,319	$2,662,219

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$62,254	$286,433
Accrued payroll	135,439	73,164
Accrued expenses	65,780	148,316
Total current liabilities	263,473	507,913

Other liability	32,500	28,500
Total Liabilities	295,973	536,413

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,474,740 and 120,760,040 shares, respectively	121,475	120,760
Additional paid in capital	6,098,849	4,678,764
Deficit accumulated in the development stage	(4,306,978)	(2,673,718)
Total stockholders' equity	1,913,346	2,125,806
Total liabilities and stockholders' equity	$2,209,319	$2,662,219

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ending		From inception December 22, 2004 through March 31, 2006 (Restated)
	March 31, 2006 (Restated)	March 31, 2005 (Restated)
Income:

Sample revenue			$500

Operating expenses:

Research and development (a)	$724,378	$89,949	1,389,662
General and administrative (a)	1,253,556	392,577	3,546,625
	1,977,934	482,526	4,936,287

Loss from Operations	(1,977,934)	(482,526)	(4,935,787)

Other income:
Interest income, net	12,874		27,009
Income from Atlas Mining		180,000	180,000
Change in unrealized gain on warrant	331,800	52,500	421,800
	344,674	232,500	628,809

Net loss	$(1,633,260)	$(250,026)	$(4,306,978)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	120,963,794	20,000,000

 (a)  For the three months ended March 31, 2006, stock based compensation expense included in the Statement of Operations was as follows:

•  Research and development expense:    $474,343.
•  General and administrative expense:     $664,117.

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to March 31, 2006

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				($7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	($7,336)	$92,664

Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $1.68 per share			77,166		77,166
Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,666,382)	(2,666,382)

Balance at December 31, 2005 (Restated)	120,760,040	$120,760	$4,678,764	($2,673,718)	$2,125,806

(UNAUDITED)
Grant of common stock for services and property:
@ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Vesting of stock options
@ $1.76 per share			522,980		522,980
@ $1.78 per share			615,480		615,480
Exercise of stock options	400,000	400	19,600		20,000
Net loss for three months ending March 31, 2006				(1,633,260)	(1,633,260)

Balance at March 31, 2006 (Restated)	121,474,740	$121,475	$6,098,849	($4,306,978)	$1,913,346

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ending		From inception December 22, 2004 through March 31, 2006 (Restated)
	March 31, 2006 (Restated)	March 31, 2005 (Restated)
Cash flows from operating activities:
Net loss	$(1,633,260)	$(250,026)	$(4,306,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,668		16,416
Issuance of warrant for services		225,000	273,442
Vesting of stock options	1,138,460	132,500	1,408,542
Receipt of Atlas Mining warrant		(180,000)	(180,000)
Change in unrealized gain on warrant	(331,800)	(52,500)	(421,800)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(9,419)		(44,123)
Increase in accounts payable,
accrued payroll and accrued expenses	17,900	58,624	311,813
Increase in other liability	4,000		32,500
Net cash used in operating activities	(802,451)	(66,402)	(3,159,838)
Cash flows from investing activities:
Purchase of property and equipment	(30,379)	(2,522)	(69,879)
Purchase of license			(100,000)
Net cash used in investing activities	(30,379)	(2,522)	(169,879)
Cash flows from financing activities:
Advances from related parties	26,320	68,924	468,107
Repayment of amounts due to related parties	(55,108)		(537,643)
Issuance of convertible notes			4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	20,000		20,000
Net cash provided by (used in) financing activities	(8,788)	68,924	4,206,464
Increase (decrease) in cash and cash equivalents	(841,618)	0	876,747
Cash and cash equivalents at beginning of period	1,718,365	0	0
Cash and cash equivalents at end of period	$876,747	$0	$876,747

Non-cash investing and financing activities:
Common shares issued for convertible notes			$4,156,000
Acquisition of license settled through issuance of common stock net of $100,000 cash	$214,000		$214,000
Settlement of liability for services with common stock	$48,340		$48,340

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005. (See Note 2)

Stock Split

On January 27, 2006, the Company, pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law, filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of its common stock held by each stockholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action. This increase was accounted for as a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

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

March 30, 2006 Stock Purchase Agreement

On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of shares of Biophan common stock in staged tranches. The Biophan management’s concern was based in part on the failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the July 9, 2006 Stock Purchase Agreement between NaturalNano and SBI Brightline XIII, LLC (described in further detail below), the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

On March 30, 2006, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with SBI Brightline, LLC XIII, a California limited liability company (“SBI”).

In connection with this Agreement, the Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 (File No. 333-133005) on April 5, 2006. In response to certain comments received from the Staff of the Securities and Exchange Commission, we withdrew this registration on July 7, 2006 and on July 9, 2006, entered into a Termination Agreement with SBI thereby terminating the March 30, 2006 Stock Purchase Agreement and canceling the Warrant which had been issued in connection with this Agreement. Following the execution of the Termination Agreement, on July 9, 2006 we entered into a new Stock Purchase Agreement with SBI. The new Stock Purchase Agreement is identical in all material respects to the March 30, 2006 Stock Purchase agreement except that the July 9, 2006 agreement increases from 10,500,000 to 15,321,154 the number of shares of our Common Stock that SBI is obligated to purchase and changes the weighted average purchase prices at which such shares shall be issued from $1.47 to $1.01 per share.

The terms and conditions of the original March 30, 2006 agreement are described below.

NaturalNano, Inc.
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

In connection with the Stock Purchase Agreement, on March 30, 2006 the Company issued to SBI a Warrant for the purchase of up to 3,300,000 shares of Common Stock at exercise prices ranging from $1.20 to $1.75. The Warrant expires on March 29, 2008, and may be exercised only if, and to the extent, that the tranches of shares covered by the Stock Purchase Agreement are issued and sold to SBI. The Warrant may be exercised with respect to 785,715 shares (at an exercise price of $1.20 per share) upon the completion of the sale of the first tranche under the Stock Purchase Agreement and with respect to additional tranches of 628,572 shares each (at exercise prices ranging from $1.35 to $1.75) upon completion of each successive tranche. The Warrant may not be exercised if and to the extent that immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s outstanding common stock. The Warrant may be exercised in cash or by cashless exercise involving the surrender of a portion of the Warrant (valued at the then-current market price of common stock) in lieu of cash payment. This warrant was canceled in connection with the July 9, 2006 Termination Agreement, described above.

As of March 31, 2006, no tranche of shares covered by the Stock Purchase Agreement had been issued or sold to SBI. Accordingly, no measurement date for the warrants has yet occurred. The fair market value of each warrant tranche would have been determined upon the issuance of warrant coincident with the sale of shares as described in the Stock Purchase Agreement. These Warrants were treated as un-issued for accounting purposes because they were contingent on the purchase of each respective stock tranche. In addition, SBI is not subject to a penalty in the event of non-performance.

Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

NaturalNano, Inc.
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

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $1,138,460 of compensation cost for the quarter ended March 31, 2006. Results for prior periods have not been restated. As of March 31, 2006, unvested compensation cost for stock options previously issued to employees, is approximately $1,738,000 and will be recognized through calendar year 2008.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

The fair value of each stock option grant has been determined using the Black-Scholes model. The model utilizes the undiscounted quoted market price of the Company's common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price from December 1, 2005 through December 31, 2005. The risk-free rate is derived from the U.S. treasury yield. The Company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate of 4.578%, (ii) expected life of the options of 4.9 years, (iii) expected stock volatility of 90.48%, and (iv) expected dividends of zero.  These assumptions resulted in an estimated fair-market value per share of $1.76. The ultimate value of the options will depend on the future price of the Company’s common stock, which cannot be forecast with reasonable accuracy. No income tax benefits were recognized due to the Company’s net operating loss carryforward position.

A summary of changes in the stock options outstanding as of the three-month period ended March 31, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2005	9,810,000	$0.05
Granted	0
Exercised	400,000	$0.05
Canceled	0
Outstanding at March 31, 2006	9,410,000	$0.05

Exercisable at March 31, 2006	6,423,333	$0.05

A summary of the Company’s non-vested stock option activity for the three-month period ended March 31, 2006 is presented below.

	Number of Options	Weighted-Average Exercise Price

Non-vested stock options at December 31, 2005	4,870,000	$0.05
Granted	0
Vested	(1,883,333)	$0.05
Forfeited	0

Non-vested stock options at March 31, 2006	2,986,667	$0.05

As of March 31, 2006, the aggregate intrinsic value of stock options outstanding was $16,655,700 with a weighted average remaining term of 8.70 years. The aggregate intrinsic value of stock options exercisable at March 31, 2006 was $11,369,301, with a weighted-average remaining term of 9 years. As of March 31, 2006, the Company has 4,190,000 shares available for future stock option grants.

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

Three months ended March 31, 2005

Net Loss, (Restated)	($250,026)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(63,333)
Pro Forma Net Loss (Restated)	($313,359)

Basic and diluted loss per share as reported	($0.02)
Basic and diluted loss per share pro forma	($0.02)

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

The Company’s Board of Directors estimated the fair market value of stock option grants made during the first quarter of 2005 at $0.05 per share.

The fair value of stock options granted to non-employees (including the options granted to Technology Innovations, LLC) has been recorded as an expense, of $615,480 for the quarter ending March 31, 2006, and reflects the increase in fair market value since the prior reporting period, calculated using the Black-Scholes valuation approach. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The Company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate 4.86%, (ii) expected life of the options 9 years, (iii) weighted average expected stock volatility 118% and (iv) expected dividends of zero. (See Note 2)

Using the current fair market value of these non-employee options, the unvested cost for stock options previously issued to non-employees is approximately $330,040 and will be re-valued quarterly and charged to operations as the vesting occurs in 2006, which is when the required performance by non-employees is complete.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS

On October 20, 2006 we filed amendments to our Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed on February 17, 2006, and to our Quarterly Reports on Form 10-QSB for the three and six month periods ended March 31, 2006 and June 30, 2006, originally filed on May 15, 2006 and August 21, 2006, respectively.

These restatements reflect changes to the Company’s previously reported financial results for the year ended December 31, 2005 and for the three and six month periods ended March 31, 2006 and June 30, 2006, as well as to the results from inception (December 22, 2004) through each of these reporting dates. These restatements had no effect on our cash position for any of these periods.

The Statement of Operations for the three month period ended March 31, 2006 and for the period from inception (December 22, 2004) through March 31, 2006, has been restated to reflect the following incremental expenses:

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

	Net Loss	Research and Development Expense	General and Administrative Expense
As previously reported for the three months ended March 31, 2006	$754,904	$320,626	$778,952
Revision to share-based compensation	855,856	381,252	474,604
Eliminate amortization of Atlas warrant	22,500	22,500
Operating Expenses - as Restated		$724,378	$1,253,556
Net Loss as restated for the three months ended March 31, 2006	$1,633,260

Net Loss as reported from inception (December 22, 2004) through March 31, 2006	$3,407,396
Adjustment	899,582
Net Loss as restated from inception (December 22, 2004) through March 31, 2006	$4,306,978

The weighted average shares outstanding as of March 31, 2006 has been restated to properly reflect common shares issued in the first quarter of 2006 resulting in a change to the Statement of Operations as presented below.
	As previously reported	Adjustment	As Restated
Weighted average shares outstanding	121,079,184	(115,390)	120,963,794

The Balance Sheet and the Statement of Stockholders’ Equity for the three-month period ended March 31, 2006 have been restated to reflect (i) revisions to the December 31, 2005 results as summarized in our amended Annual Report on Form 10K-SB filed on October 20, 2006, (ii) the issuance of 314,700 shares of common stock for services received and expensed in 2005, and (iii) other adjustments as detailed above.

The changes to the Statement of Stockholders’ Equity are summarized below.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

	As previously reported	Adjustment	As Restated
Beginning balances at December 31, 2005:
• Common shares outstanding	121,074,740	(314,700)	120,760,040

• Common stock	$121,075	($315)	$120,760
• Additional paid in capital	4,829,563	(150,799)	4,678,764
• Deficit accumulated in development stage	(2,652,492)	(21,226)	(2,673,718)
• Stockholders’ Equity	$2,298,146	($172,340)	$2,125,806

Vesting of stock options for services:
Originally estimated @ $0.2976 and revised to $1.76 per share	$282,604	$240,376	$522,980
@ $1.78 per share	0	$615,480	$615,480
Net loss for three months ended March 31, 2006	$754,904	$878,356	$1,633,260
Additional paid in capital	$5,131,767	$967,082	$6,098,849
Deficit accumulated in the development stage	$3,407,396	$899,582	$4,306,978

The Statement of Cash Flows has been restated to properly reflect the following non-cash activities:
•	The conversion of $4,156,000 of convertible bridge notes to common stock on November 29, 2005.
•	The settlement of services received in 2005 and settled in 2006, through the issuance of common stock, as a non-cash activity in the amount of $48,340.
•	The common stock component of the purchase price for the acquisition of the Ambit license as a non-cash activity in the amount of $214,000.

3. ATLAS MINING WARRANT

On January 28, 2005, NaturalNano received a warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share in support of cooperative research and development efforts. The purpose of these efforts is to develop commercial uses for halloysite products. The warrant is not refundable and Atlas Mining does not require specific deliverables. This warrant expires two years from the original issue date which will be January 28, 2007. The Company accounts for this warrant as a free-standing derivative and, accordingly, has recorded the warrant as an asset at its fair market value. The Company recognizes all changes in fair market value during the reporting period in its statement of operations.

The fair value of the warrant has been measured using the Black-Scholes valuation model on December 31, 2005 and at March 31, 2006 and was estimated at $270,000 and $601,800, respectively. The Black-Scholes assumptions used in estimating fair market value of the warrant at March 31, 2006 are as follows: (i) risk-free interest rate of 4.73%, (ii) expected life of the warrant of 301 days, (iii) expected stock price volatility of 79.11%, and (iv) expected dividends of zero. At March 31, 2006 the carrying value of the warrant was reduced to the estimated recoverable value based on the quoted market price of Atlas Mining stock.

During the first quarter of 2006, $331,800 of other income was included in the statement of operations reflecting the unrealized gain from changes in fair market value of this warrant since December 31, 2005.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

4. STOCKHOLDER’S EQUITY

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

5. SUBSEQUENT EVENT

On May 10, 2006, Technology Innovations, LLC, the Company’s corporate parent and majority stockholder, committed to provide NaturalNano with a $1 million credit facility at terms the Company believes to be competitive to comparable transactions in the event such credit is needed.

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

Research and Development and Capital Expenditures

Our research and development plans for the period ending August 31, 2007 include material characterization and formulation testing in the areas of:

•  Core nanotechnology properties
•  Halloysite material characteristics
•  Use of halloysite as an additive in composites and polymers
•  Extended release properties
•  Radio frequency shielding applications.

We anticipate our spending in the areas of research, product development and intellectual property will continue to grow as our proof of principle tests expand to commercial formulations which we believe will begin in 2007.

For the three months ended March 31, 2006 and 2005, we incurred costs of $724,378 and $89,949 respectively, in the start-up phase of our research and development program. Capital expenditures aggregated $30,379 during the three-month period ended March 31, 2006.

During the twelve-month period through August 2007, we expect to spend approximately $550,000 for capital investments primarily relating to expansion of the research lab in Rochester, NY. We anticipate research and development related expenditures for the twelve month period through August 2007 will include fees for collaborative research agreements of approximately $335,000 and lab testing materials, employee salaries and benefits of approximately $1,100,000.

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

Employees

As of August 31, 2006, we employed five full time and three part-time employees and utilize the services of two independent consultants. During the twelve months ending August 31, 2007, we anticipate adding two to three new employees, primarily in the research and product development area, as our operating cash position allows.

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

On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of shares of Biophan common stock in staged tranches. The Biophan management’s concern was based in part on the failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the July 9, 2006 Stock Purchase Agreement with SBI, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

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

Item 3. Controls and Procedures

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

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our President (our chief executive officer) and our Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weaknesses in our internal control over financial reporting:

•	a failure to utilize the correct assumptions in the Black-Scholes model in measuring share-based compensation and changes in other equity instruments,
•	a failure to implement a proper accounting cut-off relating to the issuance of common share, and
•	a failure to record income from Atlas Mining upon receipt of a warrant.

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

In connection with this amended Form 10-QSB, our President and Chief Financial Officer, have evaluated our disclosure controls and procedures as currently in effect and as a result of the remedial actions discussed above, we have concluded that as of this date our disclosure controls and procedures are effective.

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

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on February 17, 2006, and in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006, filed on May 15, 2006 and August 21, 2006, respectively, management concluded that our internal control over financial reporting was effective as of the end of the periods covered by such reports. Subsequently, management identified the following material weaknesses in internal control over financial reporting with respect to accounting for hedge transactions:

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

PART II - OTHER INFORMATION

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

* Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006 filed June 26, 2005.

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

Date: October 20, 2006