Form 10QSB/A
period 2006-06-30
NaturalNano , Inc.
filed 2006-10-20
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment # 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of August 18, 2006: Common Stock, $.001 par value - 121,881,407 shares.

Transitional Small Business Disclosure Format (Check one):       Yes ☐ No ☒

INDEX	Page

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of:
June 30, 2006 (Unaudited) and December 31, 2005	4

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 (Unaudited), and from
inception December 22, 2004 through June 30, 2006 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the period
from December 22, 2004 (inception) through June 30, 2006 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 2006 and 2005 (Unaudited) and from inception
December 22, 2004 through June 30, 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Plan of Operation	17

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24

EXPLANATORY NOTE

We are filing this Amendment # 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, originally filed on August 21, 2006, for the following purposes:
(a)
in Part I, Financial Statements to: (i) revise the calculations for certain share-based compensation, (ii) to eliminate credits to research and development expense relating to the Atlas Mining warrant received on January 28, 2005, and (iii) to expand disclosures to certain footnotes;

(b)	in Part I, Item 2, Plan of Operations, to expand the discussion of future cash needs and projections; and
(c)	in Part I, Item 3, Controls and Procedures, to disclose our conclusions regarding the effectiveness of our disclosure controls and procedures as of June 30, 2006.

Simultaneously, we are filing amendments to our Annual Report on Form 10-KSB for the year ended December 31, 2005, originally filed on February 17, 2006, and amended on June 26, 2006, and to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, originally filed on May 15, 2006 and amended on June 26, 2006.

The aggregate effect of the restatements on the Net Loss in the Condensed Consolidated Statement of Operations, is presented below.

	As Initially Reported	Amendment #1 (October 20, 2006)	Restated
For the three months ended June 30, 2006	$ 1,515,469	$ 145,700	$ 1,661,169

For more information on these matters, please refer to Note 2 of the Condensed Consolidated Financial Statements and Item 3, “Controls and Procedures.”

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. (a development stage company) (an entity controlled by Technology Innovations, LLC) (the "Company") as of June 30, 2006, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 and 2005, the condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2006 and 2005 and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to June 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

As described in Note 2 to the financial statements, the Company has restated its financial statements as of June 30, 2006 and for the period from inception (December 22, 2004) through June 30, 2006.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 27, 2006 except for Note 1 under the caption "Stock Purchase with SBI", as to which the date is October 13, 2006 and Note 2 as to which the date is
October 20, 2006 and the second paragraph in Note 6, as to which the date is August 9, 2006.

  NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2006 (Unaudited Restated)	December 31, 2005 (Restated)
Assets

Current assets:
Cash and cash equivalents	$512,641	$1,718,365
Prepaid halloysite materials	5,000	249,650
Other current assets	51,929	34,704
Due from related parties		40,748
Total current assets	569,570	2,043,467

Prepaid halloysite materials	244,650
Atlas Mining warrant	506,250	270,000
License, net of amortization	296,556	314,000
Property and equipment, net	151,888	34,752
Total non-current assets	1,199,344	618,752
Total Assets	$1,768,914	$2,662,219

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$154,418	$286,433
Accrued payroll	113,595	73,164
Accrued expenses	100,471	148,316
Due to related parties	58,615
Related party note payable	300,000
Total current liabilities	727,099	507,913

Other liability	31,000	28,500
Total Liabilities	758,099	536,413

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,881,407 and 120,760,040 shares, respectively	121,881	120,760
Additional paid in capital	6,857,081	4,678,764
Deficit accumulated in the development stage	(5,968,147)	(2,673,718)
Total stockholders' equity	1,010,815	2,125,806
Total liabilities and stockholders' equity	$1,768,914	$2,662,219

See notes to condensed consolidated financial statements

  NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		From inception December 22, 2004 through
	June 30, 2006 (Restated)	June 30, 2005 (Restated)	June 30, 2006 (Restated)	June 30, 2005 (Restated)	June 30, 2006 (Restated)
Income:
Sample revenue	$15,000		$15,000		$15,500

Operating expenses:
Research and development (a)	372,371	$123,014	1,096,749	$212,963	1,762,033
General and administrative (a)	1,213,054	321,914	2,466,610	714,491	4,759,679
	1,585,425	444,928	3,563,359	927,454	6,521,712

Loss from Operations	(1,570,425)	(444,928)	(3,548,359)	(927,454)	(6,506,212)

Other income (expense):
Interest income (expense), net	4,806	(10,088)	17,680	(10,088)	31,815
Income from Atlas Mining				180,000	180,000
Change in unrealized gain (loss) on warrant	(95,550)	120,000	236,250	172,500	326,250
	(90,744)	109,912	253,930	342,412	538,065

Net loss	$(1,661,169)	$(335,016)	$(3,294,429)	(585,042)	$(5,968,147)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	121,746,296	20,000,000	121,356,793	20,000,000

(a)	Stock based compensation expense included in the Statement of Operations for the three and six month periods ending June 30, 2006, respectively, are as follows:
•	Research and development expense $151,773 and $626,116
•	General and administrative expense $586,532 and $1,250,649.

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from December 22, 2004 (inception) to June 30, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Stock- holders’ Equity
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				$(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664

Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $1.68 per share			77,166		77,166
Shares issued pursuant to convertible bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,666,382)	(2,666,382)
Balance at December 31, 2005 (Restated)	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806

(UNAUDITED)
Grant of common stock for services: @ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Vesting of stock options: @ $1.76 per share			1,095,203		1,095,203
@ $1.78 per share			615,480		615,480
@ $1.28 per share			166,082		166,082
Exercise of stock options	806,667	806	39,527		40,333
Net loss for six months ending June 30, 2006				(3,294,429)	(3,294,429)
Balance at June 30, 2006 (Restated)	121,881,407	$121,881	$6,857,081	$(5,968,147)	$1,010,815

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ending		From inception December 22, 2004 through
	June 30, 2006 (Restated)	June 30, 2005 (Restated)	June 30, 2006 (Restated)
Cash flows from operating activities:
Net loss	$(3,294,429)	$(585,042)	$(5,968,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,104	278	32,852
Issuance of warrant for services		225,000	273,442
Vesting of stock options	1,876,765	145,833	2,146,847
Receipt of Atlas Mining warrant		(180,000)	(180,000)
Change in unrealized gain on warrant	(236,250)	(172,500)	(326,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials		(125,000)	(249,650)
(Increase) in other current assets	(17,225)	(8,223)	(51,929)
Increase in accounts payable, accrued
payroll and accrued expenses	122,911	141,870	416,824
Increase in other liability	2,500		31,000
Net cash used in operating activities	(1,517,624)	(557,784)	(3,875,011)
Cash flows from investing activities:
Purchase of property and equipment	(127,796)	(10,527)	(167,296)
Purchase of license			(100,000)
Net cash used in investing activities	(127,796)	(10,527)	(267,296)
Cash flows from financing activities:
Advance on related party line of credit	300,000		300,000
Advances from related parties	134,691	338,626	576,478
Repayment of advances from related parties	(35,328)		(517,863)
Issuance of convertible notes		1,443,000	4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	40,333		40,333
Net cash provided by financing activities	439,696	1,781,626	4,654,948
Increase (decrease) in cash and cash equivalents	(1,205,724)	1,213,315	512,641
Cash and cash equivalents at beginning of period	1,718,365	0	0
Cash and cash equivalents at end of period	$512,641	$1,213,315	$512,641

Non-cash investing and financing activities:
Common shares issued for convertible notes			$4,156,000
Settlement of liability for acquisition of license through common stock net of $100,000 cash	$214,000		$214,000
Settlement of liability for services in common stock	$48,340		$48,340

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

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano”), a Nevada corporation and its wholly owned subsidiary, NaturalNano Research Inc. (“NN Research”) a Delaware corporation collectively referred to as the "Company." All significant inter-company accounts and transactions have been eliminated in consolidation.

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

On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of shares of Biophan common stock in staged tranches. The Biophan management’s concern is based in part on the failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the SBI Stock Purchase Agreement, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 16,201,666 shares underlying outstanding options and warrants which have been excluded from the calculation at June 30, 2006.

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

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $738,305 of compensation cost for the quarter ended June 30, 2006 and $1,876,765 for the six month period ended June 30, 2006. Results for prior periods have not been restated. As of June 30, 2006, unvested compensation cost for stock options previously issued to employees, is approximately $1,165,700 and will be recognized through calendar year 2009.

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

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The summary of the Company’s non-vested stock option activity for the six-month period ended June 30, 2006 is presented below.

	Number of Options	Weighted Average Grant- Date Fair Value

Non-vested stock options at December 31, 2005	4,870,000	$0.05
Granted	205,000	$1.42
Vested	(2,066,666)	$0.05
Forfeited	0
Non-vested stock options at June 30, 2006	3,008,334	$0.09

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
	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Loss, (Restated)	($335,016)	($585,042)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method	(24,723)	(88,056)
Pro Forma Net Loss (Restated)	($359,739)	($673,098)

Basic and diluted loss per share as reported	($0.02)	($0.03)
Basic and diluted loss per share pro forma	($0.02)	($0.03)

The Company’s Board of Directors estimated the fair market value of stock option grants made during the first half of 2005 at $0.05 per share.

The fair value of stock options granted to non-employees (including the options granted to Technology Innovations, LLC) has been recorded as an expense, of $166,082 and $781,562, respectively for the three and six month periods ended June 30, 2006, and reflects the changes in fair market value in each of these reporting periods, calculated using the Black-Scholes valuation approach. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate of 5.2%, (ii) expected life of the options of 9 years, (iii) weighted average expected stock volatility of 88.8% and (iv) expected dividends of zero.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Using the current fair market value of the options granted to non-employee consultants, the estimated unvested cost for stock options, previously issued to non-employees, is approximately $82,421. The fair market value of these options will be re-valued quarterly and resultant costs will be charged to operations as the vesting occurs in future periods through 2007, which is when the required performance by these non-employee consultants will be received. (see Note 2)

Recent Accounting Pronouncements

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

 2. RESTATEMENT OF FINANCIAL STATEMENTS

On October 20, 2006, we filed amendments to our Annual Report on form 10-KSB for the year ended December 31, 2005, originally filed on February 17, 2006, and to our Quarterly Reports on Form 10-QSB for the three and six month periods ended March 31, 2006 and June 30, 2006, as originally filed on May 15, 2006 and August 21, 2006, respectively.

These restatements reflect changes to the Company’s previously reported financial results for the year ended December 31, 2005 and for the three and six month periods ended March 31, 2006 and June 30, 2006, as well as to the results since inception (December 22, 2004) through each of these reporting dates.  These restatements had no effect on our cash position for any of these periods.

The Statement of Operations for the three and six month periods ended June 30, 2006 have been restated to reflect the following adjustments: (i) increase in share based compensation expense of $123,200 and $703,038 for the three month and six month periods ended June 30, 2006, respectively, and (ii) reversal of amortization of Atlas warrant of $22,500 and $45,000 for the three and six month periods ended June 30, 2006, respectively, as summarized below.

	As Previously Reported	Adjustment	As Restated
Net loss for the three months ended June 30, 2006	$1,515,469	$145,700	$1,661,169
Net loss for the six months ended June 30, 2006 (reflecting amendment #1 reported on the March 31,2006 Form 10QSB/A)	$2,546,391	$748,038	$3,294,429

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

The Statement of Stockholders’ Equity for the six month period ending June 31, 2006 has been restated to reflect (i) revisions to the December 31, 2005 balances as summarized in our amended Annual Report on form 10-KSB filed on October 20, 2006, and (ii) the adjustments to the Net loss from operations, as discussed above.

The changes to the Statement of Stockholders' Equity are summarized below.

	As Previously Reported	Adjustment	As Restated
Beginning balances at December 31, 2005:
• Additional paid-in-capital	$4,639,689	$39,075	$4,678,764
• Deficit accumulated in development stage	($2,724,643)	$50,925	($2,673,718)
• Stockholders’ equity	$2,035,806	$90,000	$2,125,806

Vesting of stock options: Originally estimated @ $0.2976 and revised to $1.76 per share	$569,865	$525,338	$1,095,203
Originally estimated @ $0.8955 and revised to $1.78 per share	$313,950	$301,530	$615,480
@$1.28 per share	$289,912	($123,830)	$166,082

3. TRANSACTIONS WITH ATLAS MINING COMPANY

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

4.  STOCKHOLDERS’ EQUITY

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

5. LINE OF CREDIT AGREEMENT WITH TECHNOLOGY INNOVATIONS

On June 28, 2006, the Company entered into a Line of Credit Agreement with Technology Innovations, LLC, a New York limited liability company (“TI”), pursuant to which TI has committed to make advances in an aggregate amount of up to $1,000,000. TI is our corporate parent and the beneficial owner of approximately 53.7% of the Company’s issued and outstanding common stock and, Michael L. Weiner, the Chairman of our Board of Directors, is the Manager and a 42.74% beneficial owner of TI. Mr. Weiner and Ross Kenzie, also a member of our Board of Directors, make up the TI Board of Members.

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

6. SUBSEQUENT EVENTS

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

For the six months ended June 30, 2006 and 2005, we incurred costs of $1,096,749 and $212,963 respectively, in the start-up phase of our research and development program. Capital expenditures relating to research and development efforts aggregated $113,846 during the six-month period ended June 30, 2006.

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

On October 13, 2006, an affiliate of the Company, Biophan Technologies, Inc. (“Biophan”), reported that their management had concerns regarding a fixed price financing involving the sale to SBI Brightline XI, LLC of shares of Biophan common stock in staged tranches. The Biophan management’s concern is based in part on the failure of SBI to meet its full payment obligations with respect to a prior tranche and the reluctance of SBI to honor a new put delivered to SBI on October 11, 2006. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the SBI Stock Purchase Agreement, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC, and the potential reluctance of SBI to honor future puts of NaturalNano common stock, the management of NaturalNano is concerned as to the viability of the financing from SBI.

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

On August 9, 2006, we entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500, less fees of $56,250. We received net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant, during the third quarter of 2006.

Cash Requirements and Liquidity

The current cash available as of August 31, 2006 and projected cash outflows for the twelve-month period through June 2007 are presented below.

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

We believe that cash on hand, together with the proceeds from our sale of the Atlas Mining warrant and the borrowing available under the Technology Innovations line of credit will be sufficient to fund our operations at the currently-projected level through January 2007. The Company will need to raise additional capital to accomplish its business objectives and will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and offer credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

As a result of these comments, we revised: (i) certain of our measurements of fair-market value determined utilizing the Black-Scholes valuation model, specifically relating to share-based compensation expense and the valuation of the change in fair market value resulting from a modification of a previously issued warrant, (ii) the accounting period in which common stock was issued thereby properly reflecting current liabilities and outstanding shares on December 31, 2005 and, (iii) the accounting period in which revenue from Atlas Mining was recognized. These revisions resulted in amendments to our Annual Report on Form 10-KSB for the year-ended December 31, 2005 and Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

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

(c) Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weaknesses in our internal control over financial reporting with respect to the items cited above. The remedial actions included:

•	Improving education and accounting reviews to ensure that personnel involved in Black- Scholes valuation transactions understand and apply fair-value accounting appropriately.
•	Improving education and accounting reviews to ensure personnel involved in financial reporting understand and apply appropriate period-end accounting cut-off reviews and analysis.
•	Improving education and accounting reviews to ensure personnel in financial reporting understand and apply appropriate accounting for receipt of equity instruments.

In connection with this amended Form 10-QSB, our President and Chief Financial Officer, have evaluated our disclosure controls and procedures as currently in effect and as a result of the remedial actions discussed above, have concluded that as of this date our disclosure controls and procedures are effective.

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

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on February 17, 2006, and in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006 and June 30, 2006, filed on May 15, 2006 and August 21, 2006, respectively, management concluded that our internal control over financial reporting was effective as of the end of the periods covered by such reports. Subsequently, management identified the following material weaknesses in internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of assumptions utilized in the Black-Scholes model in measuring share-based compensation and changes in other equity instruments, and
•	a failure to ensure accurate accounting cut-off relating to common share issuance.
•	a failure to ensure proper accounting for receipt of equity instruments.

Solely as a result of these material weaknesses, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005 or for the quarterly periods ended March 31, 2006 and June 30, 2006.

PART II - Other Information

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

10.1	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. dated as of January 24, 2006	*

10.2	Line of Credit Agreement between Technolgogy Innovations, LLC and NaturalNano, Inc. dated June 28, 2006	**

10.3	Warrant Purchase Agreement between NaturalNano, Inc. and Crestview Capital Master LLC dated August 9, 2006	***

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

* Incorporated by reference to Exhibit 10.1 to Quarterly Report for the period ended March 31, 2006 (amended) on Form 10-QSB/A filed June 26, 2006.
** Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006.
*** Incorporated by reference to Exhibit 10.3 to Quarterly Report for the period ended June 30, 2006 on Form 10-QSB filed August 21, 2006.

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