Form 10QSB
period 2006-09-30
NaturalNano , Inc.
filed 2006-11-14
CIK 863895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
-------------------------------------	--------------------------
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

150 Lucius Gordon Drive, Suite 115
West Henrietta, New York 14586
-----------------------------------------------------------------------
(Address of principal executive offices)

(585) 214-8005
-----------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class outstanding as of November 13, 2006: Common Stock, $.001 par value - 121,881,407 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets as of:
	September 30, 2006 (Unaudited) and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 and 2005 (Unaudited), and from inception
	December 22, 2004 through September 30, 2006 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the Period
	From December 22, 2004 (inception) to September 30, 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 and 2005 (Unaudited) and from inception
	December 22, 2004 through September 30, 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Matters	21

Item 6.	Exhibits	22

SIGNATURES		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. (a development stage company) (the "Company") as of September 30, 2006, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the period from December 22, 2004 (inception) to September 30, 2006 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005 and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to September 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2005. In our report dated February 8, 2006, except for Note 1 "Liquidity" as to which the date is October 13, 2006 and Note 2, as to which the date is October 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 13, 2006

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$353,951	$1,718,365
Prepaid halloysite materials	15,000	249,650
Other current assets	28,507	34,704
Due from related parties		40,748
Total current assets	397,458	2,043,467

Prepaid halloysite materials	234,650
Atlas Mining warrant		270,000
License, net of amortization	287,833	314,000
Property and equipment, net	164,213	34,752
Total non-current assets	686,696	618,752
Total Assets	$1,084,154	$2,662,219

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable	$69,363	$286,433
Accrued payroll	73,249	73,164
Acrued expenses	310,624	148,316
Due to related parties	14,857
Related party note payable	300,000
Total current liabilities	768,093	507,913

Other liability	29,500	28,500
Total Liabilities	797,593	536,413

Stockholders’ Equity
Preferred Stock – $.001 par value,
10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
Authorized 200,000,000 shares
Issued and outstanding 121,881,407 and
120,760,040 shares, respectively	121,881	120,760
Additional paid in capital	10,270,068	4,678,764
Deficit accumulated in the development stage	(10,105,388)	(2,673,718)
Total stockholders' equity	286,561	2,125,806
Total liabilities and stockholders' equity	$1,084,154	$2,662,219

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					From inception
					December 22,
	For the three months ending		For the nine months ending		2004 through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Income:

Sample revenue			$15,000		$15,500

Operating expenses:
Research and development (a)	$265,224	$201,530	1,361,973	$414,492	2,027,257
General and administrative (a)	862,177	859,074	3,328,787	1,348,565	5,348,414
	1,127,401	1,060,604	4,690,760	1,763,057	7,375,671

Loss from Operations	(1,127,401)	(1,060,604)	(4,675,760)	(1,763,057)	(7,360,171)

Other income (expense):
Interest income (expense), net	(3,054)	8,578	14,626	(1,510)	28,761
Income from cooperative research project				180,000	180,000
Change in unrealized gain on warrant		(52,500)	236,250	120,000	326,250
Financing fees	(3,006,786)		(3,006,786)	(225,000)	(3,280,228)
	(3,009,840)	(43,922)	(2,755,910)	73,490	(2,745,217)

Net loss	$(4,137,241)	$(1,104,526)	$(7,431,670)	$(1,689,567)	$(10,105,388)

Loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.06)	$(0.08)

Weighted average shares outstanding	121,881,407	20,000,000	121,531,665	20,000,000

(a)	Stock based compensation expense included in the Statement of Operations for the three and nine month periods ending September 30, 2006 are as follows:

•	Research and development expense $43,910 and $670,026.
•	General and administrative expense $362,291 and $1,612,940.

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY Period from December 22, 2004 (inception) to September 30, 2006

				Deficit
				Accumulated
		Common	Additional	during the
	Common	Stock	Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through December 31, 2004				($7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	(7,336)	92,664

Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options:
@ $0.05 per share			192,916		192,916
@ $1.68 per share			77,166		77,166
Shares issued pursuant to convertible bridge notes on
November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for twelve months ending December 31, 2005				(2,666,382)	(2,666,382)

Balance at December 31, 2005 (Restated)	120,760,040	120,760	4,678,764	(2,673,718)	2,125,806
(UNAUDITED)
Grant of common stock for services and property:
@ $0.20 per share	74,700	75	14,865		14,940
@ $0.835 per share	40,000	40	33,360		33,400
@ $1.07 per share	200,000	200	213,800		214,000
Fair market value of options vested			2,282,966		2,282,966

Warrant issued for 4,770,000 shares
of common stock for services			3,006,786		3,006,786
Exercise of stock options at $0.05 per share	806,667	806	39,527		40,333
Net loss for nine months
ending September 30, 2006				(7,431,670)	(7,431,670)

Balance at September 30, 2006	121,881,407	$121,881	$10,270,068	$(10,105,388)	$286,561

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From inception
			December 22,
	For the nine months ending		2004 through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(7,431,670)	$(1,689,567)	$(10,105,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,243	2,574	50,991
Issuance of warrant for services	3,006,786	225,000	3,280,228
Vesting of stock options	2,282,966	188,083	2,553,048
Receipt of Atlas Mining warrant			(180,000)
Realized gain on warrant	(236,250)	(300,000)	(326,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials		(125,000)	(249,650)
Decrease (Increase) in other current assets	6,197	(24,061)	(28,507)
Increase in accounts payable,
accrued payroll and accrued expenses	207,663	302,965	501,576
Increase in other liability	1,000	28,500	29,500
Net cash used in operating activities	(2,117,065)	(1,391,506)	(4,474,452)
Cash flows from investing activities:
Purchase of property and equipment	(149,537)	(31,920)	(189,037)
Purchase of license			(100,000)
Proceeds from sale of Atlas Mining warrant	506,250		506,250
Net cash (used in) provided by investing activities	356,713	(31,920)	217,213

Cash flows from financing activities:
Advances on related party line of credit	300,000		300,000
Advances from related parties	147,505	351,985	589,292
Repayment of amounts due to related parties	(91,900)	(386,230)	(574,435)
Issuance of convertible notes		4,156,000	4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	40,333		40,333
Net cash provided by financing activities	395,938	4,121,755	4,611,190

Increase (decrease) in cash and cash equivalents	(1,364,414)	2,698,329	353,951
Cash and cash equivalents at beginning of period	1,718,365
Cash and cash equivalents at end of period	$353,951	$2,698,329	$353,951

Non-cash investing and financing activities:
Common shares issued for convertible notes			$4,156,000
Settlement of liability for services with common stock	$48,340		$48,340
Acquisition of license settled through issuance of common stock net of $100,000 cash	$214,000		$214,000

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

Stock Split

On January 27, 2006, the Company, pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law, filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of its common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of the Company’s common stock held by each shareholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action.

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
September 30, 2006

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. Since inception, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from its largest stockholder Technology Innovations, LLC. The Company expects that it will need to raise additional capital to accomplish its business objectives and will continually evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 18,858,333 shares underlying outstanding options and warrants which have been excluded from the calculation at September 30, 2006.

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

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $406,201 of compensation cost for the quarter ended September 30, 2006 and $2,282,966 of compensation cost for the nine months ended September 30, 2006. Results for prior periods have not been restated. As of September 30, 2006, unvested compensation cost for stock options previously issued to employees is approximately $1,044,825 and will be recognized through calendar year 2009.

The fair value of each stock option grant has been determined using the Black-Scholes model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The Company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate of 4.6%, (ii) weighted average expected term of the options of 4.6 years, (iii) expected stock volatility ranged from 88% to 97%, and (iv) expected dividends of zero.

The ultimate value of the options will depend on the future price of the Company’s common stock, which cannot be forecast with reasonable accuracy. No income tax benefits were recognized due to the Company’s net operating loss carry forward position.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

A summary of changes in the stock options outstanding for the nine-month period ended September 30, 2006 is presented below:

	Number of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2005	9,810,000	$0.05
Granted	585,000	$1.21
Exercised	(806,667)	$0.05
Cancelled	0
Outstanding at September 30, 2006	9,588,333	$0.12

Exercisable at September 30, 2006	7,313,333	$0.08

A summary of the Company’s non-vested stock option activity for the nine-month period ended September 30, 2006 is presented below.

	Number of Options	Weighted-Average Exercise Price

Non-vested stock options at December 31, 2005	4,870,000	$0.05
Granted	585,000	$1.21
Vested	(3,180,000)	$0.05
Forfeited	0
Non-vested stock options at September 30, 2006	2,275,000	$0.26

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding was $4,539,667 with a weighted average remaining term of 9 years. The aggregate intrinsic value of stock options exercisable at September 30, 2006 was $3,448,167, with a weighted-average remaining term of 8 years. As of September 30, 2006, the Company has 3,605,000 shares available for future stock option grants.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net Loss, as reported	($1,104,526)	($1,689,567)
Deduct: Total stock-based employee compensation
determined under fair-value-based method	(30,472)	(118,528)
Pro Forma Net Loss	($1,134,998)	($1,808,095)
Basic and diluted loss per share as reported	($0.06)	($0.08)
Basic and diluted loss per share pro forma	($0.06)	($0.09)

The Company’s Board of Directors estimated the fair market value of stock option grants made during the first nine months of 2005 at $0.05 per share.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

The fair value of stock options granted to non-employees (including the options granted to Technology Innovations, LLC) has been recorded as an expense, of $762,512 and ($19,052) for the nine and three months ended September 30, 2006, and reflects the changes in fair market value in each of these reporting periods, calculated using the Black-Scholes valuation approach. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price. The risk-free rate is derived from the U.S. treasury yield. The Company used a weighted average expected term. The following assumptions were used in the Black-Scholes model in estimating the fair market value of the Company’s stock option grants: (i) risk-free interest rate 4.6%, (ii) weighted average expected term of the options of 9 years, (iii) weighted average expected stock volatility 97% and (iv) expected dividends of zero.

Using the current fair market value of these non-employee options, the unvested cost for stock options previously issued to non-employees is approximately $69,100 and will be re-valued quarterly and charged to operations as the vesting occurs through calendar year 2008, which is when the required performance by non-employees is complete.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that SFAS No. 157 will have on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the effect, if any, that SAB No. 108 will have on its consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Reclassification

For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

2. STOCK PURCHASE AGREEMENT WITH SBI

On July 9, 2006 we entered into a Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI is obligated to purchase, on the dates we elect up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we may require SBI to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement; the registration statement has not yet been declared effective and we cannot predict when or if the registration statement will be declared effective. There is no guarantee that any or all of the shares issuable to SBI will be sold.

In connection with the SBI Stock Purchase Agreement, on July 9, 2006 we issued to SBI a warrant for the purchase of 4,770,000 shares of our common stock at exercise prices ranging from $0.75 to $1.30 per share. This warrant may not be exercised if, and to the extent, that immediately following such exercise the holder thereof would beneficially own 5% or more of our common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash payment. The warrant expires on March 30, 2009 and was valued using the Black-Scholes model, as of the date of issuance. The assumptions utilized in the Black-Scholes model in valuing this warrant grant included: (i) risk-free interest rate of 5.1%, (ii) weighted average expected term of warrant 2.7 years, (iii) weighted average expected stock volatility 90% and (iv) expected dividends of zero. This valuation resulted in a third quarter charge of $3,006,786 to the Statement of Operations.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

On October 13, 2006, our affiliate, Biophan Technologies, Inc. (“Biophan”), reported that SBI Brightline XI, LLC had failed to meet its obligation to purchase shares of Biophan common stock pursuant to a fixed price financing agreement. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the SBI Stock Purchase Agreement, and the current market price for our common stock, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC and the potential reluctance of SBI to honor future puts of NaturalNano common stock, our board and management are seriously concerned as to the viability of the financing from SBI. We are engaged in discussions with SBI and are reviewing our rights under the Stock Purchase Agreement as well as actively considering alternative sources of financing in the event we are unable to utilize the SBI facility.

3. TRANSACTIONS WITH ATLAS MINING

On December 29, 2004, the Company contracted with Atlas Mining Company (OTC BB: ALMI) in Utah for the purchase of 500 tons of processed halloysite nanotubes. The Company paid $250,000 to a designated distributor of Atlas Mining, with an additional $100,000 payable when commercial shipments in excess of $250,000 are achieved. As additional consideration, NaturalNano will pay 10% of the resale cash proceeds received from unaffiliated third parties in instances where the purchase price is in excess of $700 per ton up to a maximum of $2,000 per ton. The Company estimates that approximately 30 tons of processed halloysite will be utilized under this supply contract in the next twelve months. The remaining tonnage available under this agreement is expected to be used by the Company for research and in customer order fulfillment in periods beyond twelve months. Accordingly the balance sheet at September 30, 2006 presents $15,000 of this prepaid contract as a current asset and the balance as a non-current asset to reflect this material sourcing.  NaturalNano has identified various sources of halloysite that are considered suitable as alternate suppliers of raw material, and as such, is not solely dependent upon Atlas Mining Company for the delivery of raw materials.

On January 28, 2005, NaturalNano received a warrant to acquire 750,000 shares of Atlas Mining common stock at $0.40 per share. This warrant expires January 28, 2007. The Company accounted for this warrant as a free-standing derivative and, accordingly, recorded the warrant as an asset at its fair market value.  The Company recognized all changes in fair market value during the reporting period in its Statement of Operations.

On August 9, 2006, the Company entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500 less fees of $56,250. The Company received net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant on August 22, 2006.

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

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

5. LINE OF CREDIT WITH TECHNOLOGY INNOVATIONS

On June 28, 2006, we entered into a Line of Credit Agreement with Technology Innovations, LLC, a New York limited liability company (“TI”), pursuant to which TI has committed to make advances in an aggregate amount of up to $1,000,000. TI is our largest shareholder and the beneficial owner of approximately 49% of our issued and outstanding common stock and, Michael L. Weiner, the Chairman of our Board of Directors, as well as the managing member and a 42.74% beneficial owner of TI.

Under this Line of Credit Agreement, advances may be drawn down in such amounts and at such times upon 15 days’ prior notice to TI, except that no more than $300,000 may be advanced in any 30-day period. Amounts borrowed will bear interest at the rate of 8% per annum. Any amounts drawn down and repaid may be re-borrowed at any time (subject to requirement of 15 days’ notice and the limitation that not more than $300,000 may be drawn down during any 30-day period). TI’s obligation to lend under the Line of Credit Agreement expires on March 31, 2007, after which date TI may demand repayment of the entire amount borrowed including all accrued and unpaid interest upon 15 days’ notice. These obligations are governed by a Promissory Note issued to TI on June 28, 2006. The Line of Credit Agreement and the Note contain conventional terms, including provisions relating to events of default.  Amounts borrowed under this agreement are used for general working capital needs. The line has been established as an interim financing source until we are able to secure a long term financing or investment source.

As of September 30, 2006, $300,000 had been advanced under this Line of Credit Agreement.

6. COMMITMENTS

On September 19, 2006, we entered into a Lease with Schoen Place LLC, for new corporate headquarters located at 15 Schoen Place, Pittsford, New York. The lease covers approximately 2,250 square feet of office space, commencing October 1, 2006 through November 30, 2021 subject to our right to terminate at any time after August 31, 2008 upon 90 days’ notice.

For the lease years commencing December 1, 2006 and 2007, we will pay an annual base rent of $44,000. For each year commencing on December 1, 2008 and continuing through November 30, 2010, the base rent will increase by 5% over the previous year’s rent. For each year commencing on December 1, 2010 and continuing through November 30, 2016, the base rent will increase by 3% over the previous year’s rent.

The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and other operating expenses.

NaturalNano, Inc.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

7. SUBSEQUENT EVENT

On December 31, 2005, we entered into a licensing agreement with Ambit Corporation as licensor for the rights to a patented technology in the field of electronics shielding. On November 13, 2006, the parties signed an amended and restated license agreement, effective as of October 1, 2006, modifying the terms of the original agreement. The amended agreement calls for 20% royalty payments upon our sale of licensed products utilizing the technology or in instances of sublicense agreements. The amended agreement also includes annual reporting of progress made on product development and various confidentiality elements. This agreement shall remain in effect until the expiration date of the last to expire related patent that is covered by the agreement, which is projected to be in fiscal 2014.

In consideration for the rights granted to us under the original agreement, we paid $100,000 in cash and issued to Ambit 200,000 shares of common stock valued at $1.07 per share upon the execution of the agreement. In connection with the amendment, the purchase price was modified and the 200,000 shares issued to Ambit will be returned to us.

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

General

We are a development stage company and expect to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to lipids and to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers, plastics and composites, cosmetics and personal care products and medical and pharmaceutical device industries. Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes and lipids.

Recent Developments

During the third quarter of 2006 we directed our technology research to polymer and nano-composite market opportunities in order to design first generation nano-based products with the intent to generate commercialization opportunities within the next twelve months. Highlights of the 2006 results-to-date include:

•
The November 1, 2006 appointment of Cathy A. Fleischer, PhD as our President and as a member of our Board of Directors. Dr. Fleischer joined the Company in July 2006 as our Chief Technology Officer and will retain this lead technical position with her expanded responsibilities. Dr. Fleischer has extensive experience in polymers and was formerly R&D Director at Eastman Kodak’s polarizer films group.

•
On November 6, 2006 we announced our adoption of a strategy to focus on the nanocomposite segment of the polymer composite market for our first products. We anticipate that this strategy will produce the sale of commercial products in the fourth quarter of 2007 and positive cash flow in the third quarter of 2008.

Our first generation product, a halloysite-polymer concentrate, will be introduced in the fourth quarter of 2007 utilizing unique proprietary technologies with specially treated halloysite nanotubes. The combination of these halloysite nanotubes with polymers is designed to result in a nanocomposite material with notable improvements in strength and modulus (resistance to fracture) without sacrificing ductility (ability to flow without breaking), and demonstrating an improved uniformity of finished materials, reduced component weight and improved performance at higher temperatures. Our treated halloysite nanotubes will eliminate the need for exfoliation, which involves separating layers of traditional nanoclay materials with chemicals and other processing steps. The NaturalNano process eliminates the expensive, time-consuming exfoliation process with improved uniformity and ductility attributes. The result is a nano-enhanced product with reduced weight and increased performance properties, which provides a higher value and lower cost product to our customers.

•
Tests performed with Cornell University, during the first half of the year, indicate that adding specially treated halloysite nanotubes improves polymer performance. These results show that halloysite nanotubes provide strengthening improvements in certain polymers including those that are widely used in consumer products such as casings used in many electronic products like televisions, cell phones, mp3 players and numerous other devices. Other potential markets would include automotive, aerospace and packaging where improvement in strength and thermal properties of polymers is needed.

•
Our laboratory has been equipped with capital investments in materials processing and analytical equipment, including an electron microscope and an infrared spectrometer to facilitate on-site material characterization studies. We expect that our research and development in polymer nanocomposites, elution and encapsulation technologies will allow us to identify new commercial opportunities and assist us in commercializing our intellectual property portfolio.

•	We joined the National Composite Center to facilitate our prioritization of our product commercialization opportunities in utilizing halloysite nanotubes in nanocomposite materials.

•
Our Scientific Advisory Board has been expanded by the recent additions of Dr. Duncan Moore, Professor of Optical Engineering and Business Administration at University of Rochester and a former White House Advisor, and John Hickman, president of PlasTech Consulting and a renowned expert in polymer extrusion processes. We have benefited from the active involvement and resultant insights received from our scientific advisory board members in the technical development and commercialization process related to these unique materials.

Milestones Anticipated for the Period through September 30, 2007

Our research and commercialization efforts during the next twelve months will focus on (i) product development in support of our planned introduction of our halloysite-polymer concentrate to the nanocomposite market and (ii) on the continued research and development and evaluation of product opportunities for advanced elution and time-release products using halloysite nanotubes.

Our efforts will include continual investment in our intellectual property portfolio and in evaluations of commercial applications for these technologies. We will also continue our evaluation of opportunities for joint research arrangements with supply chain producers, commercial product suppliers and other research organizations with the objective to jointly prove technology effectiveness and to introduce new technologies, initially to the polymers market and secondly, in product development areas that will benefit from advanced time-release and elution characteristics.

In 2007, we will focus on bringing our first commercialized product to market. The development and commercialization of this halloysite-polymer concentrate will be the our top research priority through the third quarter of 2007, with the expectation of product sales in the fourth quarter of 2007. The halloysite-polymer concentrate will be developed using proprietary formulations and will result in a family of products uniquely designed for use with specific polymer nanocomposite materials. We believe the first industry applications for the halloysite-polymer concentrate will be in either the transportation, aerospace or electronics industry.

Our commercialization plans for this material will lead into our second generation products that will focus on novel, high value-added products that will utilize nanotubes filled with active agents for controlled release for use in industries including consumer products and cosmetics. Research and development for these second generation products will be continuing in 2007. Our current priority includes signing a joint development agreement in 2007, to accelerate progress in filled nanotube applications.

Nanocomposite Market

Our prioritization of the nanocomposite market for our initial product introduction is based on a total world-wide market, currently measured at approximately $300 million. A market study performed by BCC Research projects this market to grow to $750 million in 2010 and identifies the fastest growing component of the nanocomposite market as the nanoclay segment. We believe our halloysite-polymer concentrate offers significant product opportunities and advantages to current products within this segment and have therefore, prioritized our first product introduction to this market segment.

We believe that our halloysite-polymer concentrate offers a unique solution, in that it starts with a simplified manufacturing process, using standard manufacturing equipment, and provides product features that include high product strength, lower product weight and lower production cost. We believe these improved quality and cost characteristics will be available as a result of the unique properties resident in halloysite clay as compared to other nanoclays. Our lab scale testing and research indicate that our technology and processing techniques can be applied in numerous applications that currently cannot utilize nanoclay solutions due to processing and chemical limitations.

Commercialization Strategy

Our commercialization strategy is currently focused on the development and introduction of a halloysite nanotube polymer concentrate for commercial sale in the fourth quarter of 2007. This turn-key designed product, currently in the testing phase of development, introduces a lower cost alternative to the nanoclay segment of the polymers and composites market segment. Our researchers believe the unique characteristics of halloysite clay allow for the development of a novel compound that will provide the stronger and lighter characteristics currently available from nanoclays, while enabling the materials to be run on conventional processing equipment resulting in a lower total fabrication cost. This low cost benefit results from a simplified and streamlined manufacturing process, designed by our research team, which capitalizes on the naturally designed characteristics resident in halloysite clay. Our market research indicates that the combination of stronger, lighter and less expensive component products is a high priority for companies producing products in the growing nanocomposites industry.

The critical milestones associated with our commercialization of the halloysite-polymer concentrate include: manufacturing scale production, specific application definitions and refinements which will occur in combination with the customer validation and acceptance processes. Our research and commercialization leadership team includes a highly experienced polymer extrusion and supply chain consultant as well as an accomplished nanotube product development expert to advise us in this commercialization and product development process.

Research and Development and Capital Expenditures

Our research and development plans for the next twelve months include material characterization and formulation testing in the areas of:

• Use of halloysite as an additive in composites and polymers.
• Halloysite material property fundamental understanding and
• Extended release properties.

We anticipate our spending in support of research, product development and intellectual property will continue to grow as our proof of principle tests expand to commercial formulations which, we believe, will result in our first commercial sales in the fourth quarter of 2007. For the nine months ended September 30, 2006 and 2005, we incurred costs of $1,361,973 and $414,492, respectively, in the start-up phase of our research and development program. Capital expenditures relating to research and development efforts aggregated $132,866 during the nine-month period ended September 30, 2006.

During the twelve-month period ending September 2007, we expect to invest an additional $425,000 and $475,000, respectively, for collaborative research and licensing agreements and capital investments relating to expansion of the research and development capabilities. Research and development expenses for this twelve month period will include: testing and validation costs associated with product design and attribute validation, manufacturing scale experiments and research support, lab materials, and employee costs. We project cash expenses of approximately $1,140,000 in support of research and development activities in the twelve month period ending September 30, 2007.

Employees

We currently employ six full-time employees and retain several outside consultants on a full-time basis. During the twelve months ending September 30, 2007, we anticipate adding two or three new employees, primarily in the research and product development area, as our operating cash position allows.

Financing Activities

On June 28, 2006, we entered into a Line of Credit Agreement with Technology Innovations LLC, our largest shareholder, for a credit facility of $1 million, pursuant to which we can borrow up to $300,000 in any month, with outstanding borrowings bearing interest at 8% per annum and with interest and principal payable on demand with 15 days notice at any time after March 31, 2007. As of October 31, 2006, we had outstanding borrowings of $500,000 under this credit facility. The Technology Innovations credit facility is intended as an interim financing source until we are able to secure a long term financing or investment vehicle.

On August 9, 2006, we entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500, less fees of $56,250. We received net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant on August 22, 2006.

On July 9, 2006 we entered into a Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI is obligated to purchase, on the dates we elect, up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we may require SBI to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares pursuant to the Stock Purchase Agreement unless the resale of the shares by SBI is registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement; the registration statement has not yet been declared effective and we cannot predict when or if the registration statement will be declared effective. There is no guarantee that any or all of the shares issuable to SBI will be sold.

On October 13, 2006, our affiliate, Biophan Technologies, Inc. (“Biophan”), reported that SBI Brightline XI, LLC had failed to meet its obligation to purchase shares of Biophan common stock pursuant to a fixed price financing agreement. Based upon the current circumstances with Biophan, the disparity between the contractual strike price under the SBI Stock Purchase Agreement, and the current market value of our common stock, the affiliation between SBI Brightline XI, LLC and SBI Brightline XIII, LLC and the potential reluctance of SBI to honor future puts of NaturalNano common stock, our board and management are seriously concerned as to the viability of the financing from SBI. We are engaged in discussions with SBI and are reviewing our rights under the Stock Purchase Agreement as well as actively considering alternative sources of financing in the event we are unable to utilize the SBI facility.

Cash Requirements and Liquidity

Our cash balance as of October 31, 2006 and projected cash outflows for the twelve-month period through September 2007 are presented below.

Cash on hand at October 31, 2006	$360,100
Available on Line of Credit with Technology Innovations, LLC	$500,000

Projected cash uses for the twelve-month period ending September 2007 :
Research and product development expenses	$1,140,000
Capital expenditures for research and development	475,000
Collaborative research & licensing agreements	425,000
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	1,250,000
Total estimated cash outflows for the twelve-month period through September 2007	$3,290,000

We believe that cash on hand, together with the borrowing available under the Technology Innovations line of credit will be sufficient to fund our operations at the currently-projected level only through February 2007. The Company needs to raise additional capital to accomplish its business objectives and will actively evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Item 3. Controls and Procedures

Based on the evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined by in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officer, or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the fiscal quarter ended September 30, 2006.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Matters

Lease Agreement with Schoen Place

On September 19, 2006, we entered into a Lease with Schoen Place LLC, for new corporate headquarters located at 15 Schoen Place, Pittsford, New York. The lease covers approximately 2,250 square feet of office space. The lease term extends to November 30, 2021, subject to our right to terminate at any time after August 31, 2008 upon 90 days' notice.

For the lease years commencing December 1, 2006 and 2007; we will pay an annual base rent of $44,000. For each year commencing on December 1, 2008 and continuing through November 30, 2010, the base rent will increase by 5% over the previous year's rent. For each year commencing on December 1, 2010 and continuing through November 30, 2016, the base rent will increase by 3% over the previous year's rent. The landlord will be responsible for all real property taxes for the first 38 months of the lease term; thereafter, the landlord will absorb the first 3% of an increase in the real property taxes on the premises in which our facility is located and half of the remaining 97% of any such increase, while we have agreed to reimburse the landlord for our proportionate share (17%) of the remaining half of such 97%. In addition to being responsible for electric, gas, water and other utility charges within our facility, we have agreed to pay our proportionate share of utility charges for the premises' interior common areas.

The Lease contains other customary provisions covering such matters as assignment and subleasing, maintenance of the premises, insurance, signage, parking, environmental matters and quiet enjoyment.

We plan to occupy our new headquarters in January 2007.

The Lease is filed herewith as Exhibit 10.2 and the foregoing description of the Lease is qualified in its entirety by reference to such Exhibit.

Amended and Restated License Agreement

On November 13, 2006, we amended and restated, effective as of October 1, 2006, our License Agreement, dated December 31, 2005, with Ambit Corporation for exclusive rights to a patented technology in the field of electronics shielding, The amended agreement changes the scope of the license from exclusive to non-exclusive and eliminates the requirement of minimum royalty payments.

Under the License Agreement, as amended and restated, we are obligated to make 20% royalty payments to Ambit based on the net sales price of our products incorporating the licensed technology and our revenues from sublicense agreements. The Amended and Restated License Agreement also requires annual reporting of progress made on product development and includes other conventional provisions, including confidentiality agreements. The Amended and Restated License Agreement will remain in effect until the expiration date of the last to expire related patent that is cited in the agreement, which is projected to be in fiscal 2014.

In consideration for the rights granted to the Company under the original License Agreement, we paid Ambit $100,000 in cash and on February 3, 2006 issued to Ambit 200,000 shares of common stock valued at $1.07 per share. Under the original License Agreement, if Ambit did not realize at least $150,000 in net proceeds from the sale of those shares on or before August 31, 2006, we were obligated to make an additional cash payment to Ambit in an amount equal to the difference between $150,000 and the aggregate amount of net proceeds actually received from the sale of the shares (the "Shortfall"). In connection with the amendment and restatement of the License Agreement, the 200,000 shares issued to Ambit will be returned to us and our obligation with respect to the Shortfall has been eliminated.

The Amended and Restated License Agreement is filed herewith as Exhibit 10.1 and the foregoing description of the Amended and Restated License Agreement is qualified in its entirety by reference to such Exhibit

Item 6. Exhibits

Exhibit No.	Exhibit Description	Location

4.1	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII, LLC	(1)

4.2*	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer	(2)

10.1	Restated and Amended License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	Filed herewith

10.2	Lease Agreement - Schoen Place	Filed herewith

10.3	Termination Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(3)

10.4	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(4)

10.5	Employment Agreement with Cathy A. Fleischer, Ph.D.	(5)

10.6	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(6)

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	Filed herewith

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	Filed herewith

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	Filed herewith

* May be deemed a compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006.

(2) Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006.

(3) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006.

(4) Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006.

(5) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006.

(6) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALNANO, INC.
(Registrant)

By: /s/ Cathy A. Fleischer
Name: Cathy A. Fleischer
Title: President
(Principal Executive Officer)

By: /s/ Kathleen A. Browne
Name: Kathleen A. Browne
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2006