Form 10KSB
period 2006-12-31
NaturalNano , Inc.
filed 2007-04-02
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from _________ to __________

NaturalNano, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-49901	87-0646435
(State or other jurisdiction	(Commission File No.)	(I.R.S. Employer
of incorporation)		Identification No.)

15 Schoen Place
Pittsford, New York 14534
(Address of principal executive offices)
(585) 267-4850
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

State issuer’s revenues for its most recent fiscal year: $15,000

The aggregate market value of the voting and non-common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on March 30, 2007 was $19,692,111.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, as of March 30, 2007 was 121,860,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE Not applicable

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

Item 1.	Description of Business	1
	Risks Related to Our Business	12
	Risks Related to Our Common Stock	15

Item 2.	Description of Property	18

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business	19
	Issuer Purchases of Equity Securities

Item 6.	Management’s Discussion and Analysis	23

Item 7.	Financial Statements	31

Item 8.	Changes in and Disagreements with Accountants on Accounting and	32
	Financial Disclosure

Item 8A.	Other Information	32

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;	32
	Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation	39

Item 11.	Security Ownership of Certain Beneficial Owners and Management	40
	and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions	42

Item 13.	Exhibits	43

Item 14.	Principal Accountant Fees and Services	46

SIGNATURES		47

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. All statements addressing operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue realization, revenue growth, earnings, earnings per share, or similar projections, are forward looking statements within the meaning of the Private Securities Litigation Reform act of 1995 ( the “Reform Act”). Because they are forward-looking, they should be evaluated in light of important risk factors that involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	the successful implementation of research and development programs;
•	the ability to demonstrate the effectiveness of our technology;
•	the timeline for customer accreditation for product formulations;
•	our ability to enter into strategic partnering and joint development agreements;
•	our ability to competitively market our Pleximer and filled tube products;
•	the terms and timing of product sales and licensing agreements;
•	the timing and approval of filed and pending patent applications;
•	the ability to raise additional capital to fund our operating and research activities until we generate adequate cashflow from operations and;
•	our ability to attract and retain key personnel;
•	general market conditions.

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

NOTE REGARDING MERGER

Prior to November 29, 2005, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) known as “Cementitious Materials, Inc.” Pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (the “Merger Agreement”) by and among the Company, Cementitious Acquisitions, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., now known as NaturalNano Research, Inc. (“NN Research”), on November 29, 2005 Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, we changed our name to “NaturalNano, Inc.” As a result of the Merger, we ceased being a shell company. Except where the context indicates otherwise, all references in this annual report of Form 10-KSB to “us”, “NaturalNano” or “the Company” refer, with respect to periods prior to the Merger, to NN Research and, with respect to periods after the Merger, to the consolidated enterprise consisting of NaturalNano, Inc. and NN Research.

NOTE REGARDING STOCK SPLIT

On February 8, 2006 we effected a two-for-one stock split. All references in this annual report on Form 10-KSB to the number of shares of our Common Stock and to related per-share prices (including references to periods prior to the effective date of the stock split) reflect this stock split.

ITEM 1. DESCRIPTION OF BUSINESS

The Company

NaturalNano is a development stage company and we expect to remain so for at least the next twelve months. Our primary mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances we have developed in-house and through licenses from third parties. These technologies focus primarily on nanoscale materials using modifications to tubular materials found in halloysite clay. Our strategy is to develop proprietary and patentable processes and technologies related to these nanoscale materials and to commercialize these through product sales or license agreements to companies in the polymers, plastics and composites, cosmetics and personal care products, household products, and agrichemical industries. The Company holds twenty issued or pending patents and proprietary know-how for extraction and separation processes of halloysite and other nanotubes, in combination with other materials.

Terminology

A summary of the terms used to describe our technologies and related science is presented below.

•
Nanotechnology is research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 - 100 nanometer range, to provide a fundamental understanding of phenomena and materials at the nanoscale and to create and use structures, devices and systems that have novel properties and functions because of their small and/or intermediate size. The novel and differentiating properties and functions are developed at a critical length scale of matter typically under 100 nm.

•	Nanoscale means measurements using one-billionth of a meter units.

•	Active ingredient loading refers to the process in which the lumen (inner opening) of the halloysite clay is filled with an application specific chemical.

•	Application technologies refer to processes, treatments, or other innovations applied to a particular good or service for use by an end customer.

•	Commercial scale means amounts by weight and/or volume that are suitable for use in goods that are intended for sale to, or by, a third party.

•	Concentration relates to the amount of tubular material by weight or volume resident in the halloysite sample.

•	Extraction of halloysite nanotubes is comprised of separating the nanotube components out of a mixture of various mineral materials which are often found in halloysite clay.

•	Elution attributes relate to the amount of time required for a given quantity of active ingredient to flow from the nanotube.

•
Functionalized HNT TM is an extracted halloysite nanotube that may have one or more of the following treatments: classification of size, outer surface treatment, outer surface metallization, inner surface coating, inner surface metallization or active ingredient loading.

•	Halloysite nanotubes (“HNT”) is a term that defines the materials found in halloysite clay that are tube shaped and can be measured in one-billionth of a meter units.

•	Halloysite nanotube processing technology means the manipulation of halloysite nanotubes, including mechanical and chemical treatments.

•	Metallization is the process in which the lumen or surface of the halloysite clay is coated with a metal.

•	Nanotubular material is used to define a material that has a tubular geometric shape that can be dimensionally measured in one-billionth of a meter unit.

•	Tubular content material is used to define a material that has been processed and has a high percentage, or is completely comprised of, particles with tubular geometric shape.

Products

Our unique value-added technologies are directed to the production of our first innovative product, PleximerTM as well as a related manufacturing solution utilizing advances in material science and chemistry to enhance and simplify current polymer manufacturing processes. Pleximer has been designed to address the manufacturing process challenges encountered by many polymer and plastics compounders in meeting end-user demands for stronger, lighter and lower cost polymer-based products. Pleximer is a turn-key halloysite nanotube polymer concentrate that can be added directly to a polymer extruder. Pleximer is formulated using NaturalNano’s proprietary and patent-pending processes that offer improved performance properties when compared to conventional fillers. The Pleximer product will be produced in pellet or flake form, sold in tons and designed to be added directly into a final stage polymer extruder with better cost and performance characteristics compared to conventional fillers.

Our future success with Pleximer will be dependent on our ability to tailor products and system-solutions in close cooperation with our potential customers. A further success factor will be our ability to solve our customer’s manufacturing problems quickly, within their manufacturing environment, and tailored to their market definitions and constraints. We believe a joint development approach with one or more customers will offer us opportunities to extend the range of Pleximer to a family of related products and new application solutions. We believe our initial commercialization of Pleximer will occur in the fourth quarter of 2007 and will most likely be within the transportation, packaging, sporting equipment or the commercial products industry.

We do not currently manufacture any products and do not expect to engage in large scale manufacturing activities in-house in the foreseeable future. We will make capital investments for lab scale equipment to produce prototype batches of Pleximer for customer attribute validation and characterization testing. This investment may allow us to produce manufactured materials for high margin, small volume niche market applications. Typically, we will utilize toll manufacturers or joint development partners in instances where our customer requires a finished formulation of Pleximer for incorporation into their manufacturing process.

We envision that in some customer instances, we will license our technology and thus incorporate our know-how and patented processes in the areas of functionalized nanotubes into the customer’s manufacturing process. In instances of licensing agreements, our customer (a materials compounder or polymer supplier, as an example) could then directly produce the functionalized materials for each of their specific applications. Our licensing strategies will focus on segmenting applications by (i) manufacturing technology used currently by the customer, (ii) the market addressed by the customer/licensee and (iii) the complexity of the processing application. We have not entered into any licensing agreements to date and believe that future agreements will be tailored based upon the customer’s industry segment and the complexity of the traditional processing alternatives available.

Pleximer

NaturalNano’s first family of products will center on our initial product, Pleximer, which is scheduled for market introduction in the fourth quarter of 2007. Pleximer is a turn-key halloysite nanotube polymer concentrate that can be added directly to a polymer extruder. Pleximer is formulated using NaturalNano’s proprietary and patent-pending processes that offer improved performance properties to polymer composites. The Pleximer product will be produced in pellet or flake form, sold in tons and designed to be added directly into a polymer extruder or molder with superior cost and performance characteristics compared to conventional fillers.

Today, most nanocomposites used in the plastics industry are made with “platy nanoclay” materials that are often challenging and expensive to process. Platy nanoclays, such as montmorillonite, contain layered two-dimensional sheets held together by an intermediary layer. These clay sheets must be exfoliated (chemically separated) to produce a nanoparticulate filler with uniform dispersion characteristics within a polymer matrix. Today’s platy nanoclay composite production processes require multiple processing steps including: surface treatments, incorporation of nanoclay into the polymer synthesis process, and additional extrusion steps before the final polymer extruder or molding, in order to achieve the uniform dispersion required for most polymer composite products. These multiple manufacturing processes lead to complexity, increased cost and dispersion quality challenges. Even with the manufacturing processes described above, today’s nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements. We believe the up-front capital investment, in specialized manufacturing equipment and quality issues associated with exfoliation, are the biggest market barrier to the growth in the nanoclay market segment today.

NaturalNano’s Pleximer family of products will open significant opportunities for our potential customers, the polymer compounders and molders and other end-users, to introduce nanocomposite products without significant capital investment. NaturalNano began manufacturing scale production testing for Pleximer during the second half of 2006. Manufacturing scale tests, product specific attribute design and attribute validation will continue through 2007.

Filled tube products

NaturalNano’s second generation halloysite nanotube (“HNTTM”) products will involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite nanotubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product, planned for introduction in 2008, would be a second generation Pleximer product, which contains a material of interest within the tubes, such as an antimicrobial compound. Additional products planned for later in 2008 and 2009 would move into new markets, such as health and beauty, household products, and agrichemical. For example, HNTs can be filled with fragrances which, through our extended release technology under development, will elute out of the tube slowly over time. This would be of interest for household products such as laundry detergents, or health and beauty products. The filled tube technology provides potential for longer lasting treatments, with lower levels of active agents. In agrichemical applications, the tubes can be filled with pesticides for treatment of crops, thus providing a longer lasting treatment with lower levels of pesticides and a smaller environmental footprint.

The approaches for filling the tubes are covered by patents licensed from the U.S. Department of the Navy, and additional pending patents for specific applications of interest such as cosmetics and agricultural. In 2008, NaturalNano intends to obtain one or more JDA partners to work with us in the development of filled tube products for use in health and beauty, household, or agrichemical products.

Technology

We own or have the licensed rights to technology related to the extraction of halloysite nanotubes (which is taking the nanotube components out of a mixture of various minerals which are often found in halloysite clay) from processed halloysite clay that is provided by one or more halloysite mining companies. Halloysite clays differ in the concentration and physical characteristics, meaning the size and geometric shape, of tubular material content compared to platy clays. Classification of the halloysite nanotubes, for example by size and length, is important for certain applications. For example, longer HNTs will provide improved reinforcement compared to shorter HNTs in polymer composite applications. Therefore separating the longer tubes for use in polymer composites will result in better properties at lower fill levels, and therefore a lower weight nanocomposite. Classification will also be important for filled tube applications where determination of the loading potential of the halloysite nanotubes (which is the expected amount of active ingredients that may be placed in the hollow inner opening of the tubes) and determination of the resulting release characteristics of filled halloysite nanotubes (which is the amount of time required for a given quantity of active ingredient to flow from the nanotube) will provide control over the final properties. Many of the technologies related to extraction and classification of halloysite nanotubes are patent-pending and we expect to continue research in these areas which may lead to additional patent applications in the future.

Various treatments can be made to the halloysite nanotubes to prepare them for use in each end-use application. Examples of these treatments include: coating the outer surfaces of the nanotubes, metalizing outer and/or inner surfaces, loading or filling the nanotubes with active ingredients for possible controlled or extended release, and use of complementary technologies for further encapsulation of single or multiple functionalized nanotube. The combination of these technologies may present our prospective customers with significant and unique high-value-added niche market opportunities for their product offerings.

Our proprietary technologies include processing methods, formulations and specific surface treatments that enable the halloysite nanotubes to be classified and functionalized and thus be ready for use in a wide range of applications. The Company has the right to patented technologies as well as patents pending for processing methods, formulations and other surface treatment technologies.

Strategy

The NaturalNano commercialization strategy is focused on the development and introduction of a halloysite nanotube polymer concentrate, the Pleximer family of products, for commercial sale in the fourth quarter of 2007. This turn-key designed product, currently in the pilot and manufacturing scale testing phase of development, introduces a lower cost nanoclay alternative to the polymers and composites market segment. The Company’s researchers believe the unique characteristics of halloysite clay allow for the development of a novel process and material compound that will provide the stronger and lighter characteristics currently available from nanoclays, with a low cost processing structure relative to current nanomaterials such as carbon nanotubes and platy nanoclays. This low cost benefit results from naturally occurring materials (HNTs) that can be run in today’s manufacturing process; thereby capitalizing on a significant market that can not currently run nanocomposites. Market research indicates that the combination of stronger, lighter and less expensive materials is a high priority for companies producing products in the growing nanocomposites industry.

The critical milestones associated with the commercialization of the Pleximer family of products include: advanced pilot and manufacturing scale trials, application definitions and formulation optimization which will occur in combination with the customer validation and accreditation processes. The Company’s scientific advisory and commercialization leadership team includes experienced polymer extrusion and supply chain consultants as well as accomplished nanotube product development experts to advise NaturalNano in the commercialization and product development process.

Market Opportunities

The Company believes its technologies can provide benefits across many industry segments. Specific industries where management believes halloysite nanotubes may enhance products through controlled and extended release of active ingredients or through other treatments provided on the surfaces of the tubes include:

•	Polymers, plastics and composites

•	Agricultural products

•	Household products

•	Cosmetics, health and beauty products

•	Performance sporting equipment

The potential markets for our technologies are significant and are projected to continue growing as future developments in material science and customer demands develop.

•
The American Composites Manufacturers Association projected in 2004 that composite manufacturers alone generated over $13 billion in revenues and impacted over $45 billion in revenues from related composite suppliers and manufacturers.

•
According to Plasticnews.com, BCC Research estimated the North American plastics compounding production in 2006 at 65.7 billion pounds and estimates growth to 79.5 billion pounds by 2011. This market segment was estimated by Plasticnews.com to be $10.6 billion in 2006.

•	The total estimated North American market for polymers and plastics, as presented by the Society of the Plastics Industry (SPI) in 2004, was approximately $345 billion in shipments.

•	The worldwide market for cosmetics and household care products, measured by Euromonitor International in 2003, estimated these markets at $201 billion and $83 billion, respectively.

•	The Freedonia Group, Inc. has estimated the U.S. nanomaterials demand in 2003 at $263 million and projects growth in this market to $1.36 billion in 2008 and $34 billion by 2020.

Polymer, Plastics and Composites

Composites are used in numerous market segments including: transportation, construction, and performance sporting goods. As cited above, the U.S. polymer composites market is currently estimated at $13 billion with nanocomposites highlighted as the fastest growing segment within the polymer composites market. NaturalNano believes that these markets will evolve into even larger market opportunities, as production cost and quality hurdles are resolved.

The Company’s nanomaterials can be used to replace conventional composite fillers in the production of a wide array of consumer and commercial products over numerous market segments. Conventional fillers are used in products to reduce weight, increase strength, improve machine efficiency, increase water and chemical resistance as well as to improve film integrity. The NaturalNano research indicates that our halloysite-based products will replicate or exceed the current performance standards achieved by conventional fillers and platy clays, and can be produced in a less-capital intensive process and therefore at a lower unit cost. The Company believes the introduction of the Pleximer family of products will result in stronger, lighter and less expensive nanocomposite materials.

Nanocomposite Market

Our prioritization of the nanocomposite market for our initial product introduction is based on a total world-wide market in 2005, measured by BCC Research in June 2006, at approximately $273 million. This market study projects the nanocomposite market will grow to $741 million by 2010 and identifies the fastest growing component of the nanocomposite market as the nanoclay segment. We believe our Pleximer product offers significant product opportunities and advantages to current products within this segment and have therefore, prioritized our first product introduction in the nanocomposite market.

We believe Pleximer offers a unique solution, in that it is a turnkey solution using standard manufacturing equipment, and provides features that include high product strength, lower product weight and lower production cost. We believe these improved quality and cost characteristics will be available as a result of our unique patent pending processes and technologies. Our manufacturing and lab scale testing and research indicate that our technology and processing techniques could be applied in numerous applications that currently cannot utilize platy nanoclay solutions due to processing and chemical limitations.

Raw Materials and Processing

The Company has acquired from Atlas Mining Company (“Atlas”) a supply of halloysite clay, which the Company believes will be sufficient to meet the Company’s research and commercialization needs for at least the next twenty four months. NaturalNano has identified other halloysite sources that we believe are suitable as alternate suppliers of raw materials, and as such, we will not be solely dependent upon Atlas for the supply of raw materials.

Our process begins with raw or minimally processed halloysite material from the mine. The halloysite would then be separated and treated utilizing our proprietary technologies and would be surface treated, optimized for the polymer of interest. This refined and treated material may be shipped to a partner company or a designated toll manufacturing facility in the form of a dry powder or slurry mixture. Pleximer would be manufactured from the HNTs either at a partner company, toll manufacturer, or in-house (for small scale quantities) and would typically be shipped to the customer in pellet or flake form, although the customer’s specific requirements will determine the final form of delivery. NaturalNano can add further value to the refined and classified nanotubes by either adding material to the surface of the nanotubes or loading the lumen (hollow opening) of the nanotubes with active materials. The resulting intermediary materials can then be shipped to customers for use in their individual manufacturing processes.

These pellets, flakes, powders or suspensions will be designed as an intermediate component of a customer’s finished product. Typically, these materials would be incorporated with other ingredients to produce the finished product that our customer would sell, for instance providing a strengthening agent or extended release agent to be added to the partner’s existing materials or products.

If requested by a customer, we will evaluate and select suitable toll manufacturers in the targeted industry segment. Toll manufacturing is a contractual arrangement with a third-party firm that has existing equipment and personnel for manufacturing materials to specifications and utilizing technologies and materials provided by NaturalNano. The use of tolling arrangements would allow the Company to limit our capital investment requirements and direct manufacturing hiring. Any future tolling arrangements will include non-complete and non-disclosure agreements.

Customers

Our plan for 2007 includes our first projected revenues in the fourth quarter. The first market introductions for the Pleximer products are expected to be for transportation, packaging, sporting equipment, electronics or another commercial product application. The Company believes these 2007 operating revenues will be generated from the sale of processed and functionalized HNT products in a polymer-based pellet or flake under the product name “Pleximer.” It is most probable that the first delivered tons of Pleximer will be in conjunction with a joint development partner in the compounding or molding industry. Management anticipates that future results of manufacturing-scale testing, with joint development partners, will identify instances for common development that could offer both parties new market offerings to solve strength and dispersion issues that result from traditional nanoclay formulations. Management believes that the unique manufacturing solutions, generated from Pleximer technologies, will also lead to licensing opportunities in a variety of such customer circumstances.

Sales

The Company’s executive team is currently responsible for developing relationships with prospective customers and future joint research and development partners. We intend to recruit sales, marketing and product development employees and consultants with chemical, manufacturing and engineering experience to assist with the design and commercialization of system-solutions to generate product and licensing revenues for the Company.

Strategic partnerships and joint development agreements (“JDA”) are an important element of our commercialization strategy. We are currently evaluating several potential JDA partners. We anticipate that our JDA partners will help us to validate and expand our technology, develop and optimize extrusion (melt blending) processes, offer insight into additional application opportunities, as well as assist in the development of future sales channels.

Competition

Competitors in the nanotechnology industry include large public firms where nanotechnology may be a business unit and private firms that may focus solely on nanomaterials and nanotechnologies.

Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with other manufacturers of material additives that may have internal development programs. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;

•	larger customer bases;

•	better name recognition; and

•	potentially more expansive product offerings.

Many of these potential competitors have greater financial resources and are likely to command a larger market share, which may enable them to establish a stronger competitive position than we may have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Larger companies that have nanotechnology business units or divisions that are working with nanotechnology, such as: Air Products and Chemicals, BASF, Cabot Corp., Dow, E.I. DuPont de Nemours & Company, General Electric, Hewlett-Packard, Intel, IBM, Mitsubishi Chemical, Sumitomo Chemical, 3M, and others; have substantial resources. They have the capability to produce nanomaterials for their own internal use as well as for sale on the open market. Private firms include: Hyperion Catalysis International, Inc., Inframat Corporation, Nanogate AG, Nanogram Corporation, and Qinetiq Nanomaterials Limited. These firms may be considered competitive in the general field of supplying nanoscale materials for use by firms that NaturalNano may also consider as prospective customers.

NaturalNano’s Pleximer is a HNT/polymer concentrate designed to provide stronger, lighter, and less expensive materials for the polymer composite industry. Competitive products that provide similar mechanical property improvements include nanomaterial concentrates containing either carbon nanotubes or nanoclay platelets. As one example Hyperion Catalysis International, Inc. provides concentrates of carbon nanotubes (CNT) in various polymers. However, the CNT raw materials are very expensive; typically 1000x the cost of nanoclay materials, so NaturalNano believes that we will be cost advantaged.

Pleximer will compete most directly with compounding (polymer melt-blending) companies marketing nanoclay concentrates, or master batches, such as PolyOne Corporation and NanoCor, Inc. (a wholly owned subsidiary of AMCOL International Corporation.). However, products of PolyOne and NanoCor are currently limited to platy clay materials, which as described previously, are typically challenging and expensive to process. Research in nanocomposites has been ongoing for 5-10 years; however, limited products exist on the market currently, due to the manufacturing issues associated with processing the materials. Current solutions are used in specialized, high margin applications within the transportation, sporting equipment, electronics, and high-end commercial markets. NaturalNano believes that our lower processing costs (relative to platy nanoclays) will allow us to maintain higher margins for the next several years.

Today’s nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements. The compatibility of HNTs with a broader range of polymers will provide an opportunity for NaturalNano to compete in the polymer composite industry in segments where platy clays cannot currently be used. NaturalNano intends to develop joint development partnerships with compounding companies to enter directly into the supply chain and bring the product to the end user through our partners.

NaturalNano’s second generation products will involve filling HNTs with active agents for use in the agrichemical industries, health and beauty, and household products markets. There are very few companies, that we are aware of, that are working with HNTs for this purpose. NanoDynamics, Inc. is working with HNTs in the building materials segment for wallboard and paperboard applications. This is not a target market for NaturalNano, and we believe that the activities in an alternate industry will help to strengthen the market validation of this material, without competing directly. The ability to fill tubes is unique to HNTs, and will thereby generate high margin, value-added product opportunities.

The nanoclay segment of the nanocomposite market, which includes halloysite, is expected to grow from $75M today, to $348M in 2010 (according to BCC Research). Therefore there is a large opportunity for growth and market share for multiple companies in this segment.

Employees

The Company currently has seven full-time employees and anticipates the addition of two research staff within the next twelve months in connection with the product development and commercialization of the Pleximer product. Our evaluation of human resource needs often results in our use of experienced part-time consultants in various functional areas in lieu of the immediate hiring of full-time employees.

The Company has at its disposal a number of engineering consultants and scientific advisors, many with PhD credentials, to assist in development and commercialization efforts. All of our employees and consultants have signed confidentiality agreements and non-compete agreements, as appropriate.

Intellectual Property

Numerous applications for halloysite purification, formulation, processes, and applications have been identified to date and are potential opportunities for our intellectual property development. NaturalNano assesses potential development opportunities through consultation with its Scientific Advisory Board, direct contact with prospective customers and evaluation of market research generally sourced from research reports and through internal discussion of potential product development concepts. As research and development continues, we intend to seek patent protection for new developments and technologies in the United States and in strategic foreign markets, in addition to licensing-in patents to augment our development opportunities.

The Company has the rights to over twenty issued or pending patents related to our processes and technologies and expect to continually invest in the growth of the intellectual property portfolio through in-house development of unique concepts and processes as well as through third party licensing and research programs. NaturalNano intends to continually strengthen this group of intangible assets through patent filings and through the development of proprietary knowledge and trade-secrets. At December 31, 2006, our intellectual property portfolio included applications in the areas of material processing, new compositions of matter and specific applications for the use of functionalized materials. The Company also uses trademark protection for current and anticipated products.

An overview of the Company’s issued or pending patents is summarized below.

Patents applications developed internally cover the following processes and applications:

•  Improved polymeric composite including nano-particle filler,

•  Nanocomposite master batch composition and method of manufacture, and

•  Nanocomposite method of manufacture.

Patent applications assigned from Technology Innovations, LLC, during the first quarter of 2007, include the following processes and applications:

•  Halloysite microtubule processes, structures, and composites,,

•  Ultra-capacitors comprised of mineral microtubules,

•  Hydrogen storage apparatus comprised of halloysite and mineral microtubules, and

•  Method for stabilizing nanotubular halloysite.

Patent licensed from Ambit Corporation under non-exclusive license agreement:

•  Patent # 6,885,845 expires on 4/26/23 for Personal Communication Device Connectivity Arrangement

Patents developed jointly with the Naval Research Labs under a Cooperative Research and Development Agreement (CRADA) include the following:

•  Cosmetic skincare applications employing mineral-derived tubules for controlled release,

•  Radiation absorptive composite and methods of production

•  A method for treating agricultural crops using materials associated with tubular carriers.

Issued patents licensed from the Naval Research Laboratories include the following processes and applications:

•  Patent #5049382 expires on 9/17/2008 for Metal Clad Lipid Microstructures,

•  Patent #5492696 expires on 2/20/2013 for Controlled Release Microstructures,

•  Patent #5651976 expires on 7/29/2014 for Controlled Release of Active Agents Using Inorganic tubules,

•  Patent #5705191 expires on 1/6/2015 for Sustained Delivery of Active Compounds from Tubules with Rational Control,

•  Patent #6013206 expires on 1/11/2017 for Process for Formulation of High Aspect Ratio Lipid microtubules.

•  Patent #6280759 B1 expires on 8/28/18 for Method of Controlled Release and Controlled Release Microstructures.

Patent Assignment modifying License Agreement with Technology Innovations, LLC

During the first quarter of 2007, our principal stockholder, Technology Innovations LLC (“TI”) assigned us all rights, title, interests in, and improvements to various issued patents and pending applications which TI had previously licensed to us.

License with Naval Research Laboratory

On August 12, 2005, we entered into a non-exclusive license agreement with the United States Department of the Navy, as represented by the Naval Research Laboratory (“NRL”) for non-exclusive rights and a license to patented technologies in the fields of halloysite clay and nanotubules. The license had an original term of six months during which time the parties would actively negotiate a partially exclusive license within specific fields of use. This agreement allows for the extension of the original term for the purpose of completing license negotiations. The license is not transferable or assignable and does not allow sub-licenses. The NRL and the Company are engaged in negotiations in connection with the completion of a partially exclusive license and anticipate the completion of such an agreement in 2007. The current agreement includes a non-refundable license issue fee of $10,000, paid at signing, and annual minimum license fees of $5,000 in each of the calendar years 2006 and 2007, and $10,000 for calendar year 2008 and each year thereafter throughout the period of the license. The annual license fees are not refundable and shall be credited toward payment of royalties earned during the calendar year following such payment.

License Agreement with Ambit Corporation

On December 31, 2005, we entered into a License Agreement with Ambit Corporation (the “Ambit License”) for the rights to a patented technology in the field of electronics shielding. On November 13, 2006, the parties signed an amended and restated license agreement, effective October 1, 2006, modifying the terms of the original agreement. The amended agreement changes the scope of the license from exclusive to non-exclusive and changes the original royalty stream to 20% royalty payments upon the sale of licensed products utilizing the technology or in instances of sublicense agreements. The amended agreement also includes annual reporting progress made on product development and various confidentiality elements. This agreement shall remain in effect until the expiration date of the last to expire related patent that is covered by the agreement, which is projected to be in fiscal 2014. In consideration for the rights granted under the original agreement, the Company paid $100,000 in cash and issued to Ambit 200,000 shares of common stock valued at $1.45 per share in connection with the original agreement. In connection with the November 13, 2006 amendment, the purchase price was modified and the 200,000 shares issued to Ambit were returned to the Company.

Company History

We were originally organized in Idaho on May 6, 1971 as Hall Mountain Silver Mines, Inc. For a period after inception, Hall Mountain was involved in the ownership and operation of certain mining claims, but operations discontinued in 1981 and we were inactive until 1989. In June 1989 we changed our name to Network Videotex Systems, Inc. and in November 1989 we changed our name to Wessex International, Inc. On May 22, 1991, we acquired Ocean Express Lines, Inc., a Florida corporation engaged in the business of operating a scheduled steamship between Miami, Florida and ports in the Western Caribbean and Gulf of Mexico. In connection with this transaction, we changed our name to Ocean Express Lines, Inc. We did not achieve profitability and ceased operating activities in 1992. On February 18, 2000, we relocated our domicile of incorporation from Idaho to the Nevada. On June 19, 2003, we changed our corporate name to American Thorium, Inc. On October 10, 2003, in connection with our all of the issued and outstanding shares of Cementitious Material Technologies, Inc. (“CMTI”), we changed our corporate name to Cementitious Materials, Inc. It was our intent that following the acquisition of CMTI we would engage in the business of licensing, marketing and promoting new construction materials based on CMTI’s proprietary technology. However, shortly after the acquisition it was determined by the parties involved that it would be in the best interest of all concerned to rescind the acquisition and accordingly, in April 2004, the acquisition of CMTI was rescinded. As a result of the rescission, we ceased conducting business operations and became a shell company.

NaturalNano, Inc. was incorporated under the laws of the State of Delaware on December 22, 2004. Pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (the “Merger Agreement”) by and among Cementitious Materials, Inc., Cementitious Acquisitions, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., now known as NaturalNano Research, Inc. (“NN Research”), Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, Cementitious Materials, Inc. changed its name to “NaturalNano, Inc.” As a result of the Merger, we ceased being a shell company.

Pursuant to the Merger Agreement, we issued 89,838,756 shares of our authorized but previously unissued common stock to the stockholders of NN Research in exchange for all of the issued and outstanding common stock of NN Research. An additional 20,939,200 shares of our authorized but previously unissued common stock were issued in consideration for the conversion of outstanding NN Research convertible debt. The shares issued to the former stockholders and note holders of NN Research represented, in the aggregate, approximately 91.7% of the total issued and outstanding shares of the Company immediately following the Merger. Pursuant to the Merger Agreement, we also issued options and warrants for the purchase of an aggregate of 14,400,000 shares of our common stock to the holders of outstanding NN Research options and warrants, in consideration of the cancellation of such options and warrants.

Because the shares issued to NN Research’s stockholders and note holders in the Merger represented a controlling interest in the Company, the transaction was accounted for as a recapitalization, and NN Research was considered the acquirer for accounting purposes.

Government Regulation

The Company is subject to governmental regulation much like many other companies. There are still relatively few laws or regulations specifically addressing nanotechnology. As a result, the manner in which existing laws and regulations should be applied to nanotechnology in general, and how they relate to the business in particular, is unclear in many cases. The Company expects new laws and regulations to be adopted that may be directly applicable to the operating objectives and activities, described herein. Any existing or new legislation could expose the Company to substantial liability, including significant expenses necessary to comply with such laws and regulations and could dampen the growth in the use of nanotechnology in general.

Executive Officers of the Registrant

See Part III, Item 9 of this Report for information about Executive Officers of the Company.

Available Information

The Company’s internet address is http://www.naturalnano.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://www.naturalnano.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Alternatively, such reports may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

RISKS RELATED TO OUR BUSINESS

We have a limited operating history, no material revenues to date and therefore a high risk of potential business failure unless we can overcome the various obstacles inherent to a development stage business.

We are a development stage company with limited prior business operations. Our primary mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances we have developed in-house and through licenses from third parties. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably.

From our inception on December 22, 2004 through December 31, 2006, we have incurred cumulative losses of $11,356,635. As a result of the start-up nature of our business, we expect to sustain substantial expenses before generating significant revenues. There can be no assurance that we will achieve profitability in the immediate future or at any time. Management has taken actions to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes on March 7, 2007 which, net of fees provided working capital proceeds of $3,132,500. Management believes this funding vehicle will enable the company to continue as a viable business through the end of 2007.

We are dependent on continued funding and the successful development and marketing of our products. Investors should be aware of the increased risks, uncertainties, difficulties and expenses we face as a research and development company and that an investment in our common stock may become worthless if our business fails.

If we cannot achieve commercial application of our nanoscale materials, we may not achieve profitability.

We must develop commercial applications for halloysite nanotubes, which we intend to develop through joint development agreements in specific market segments in identified potential fields of use. If we fail to establish such collaborative relationships or if we are unable to develop sufficiently attractive commercial uses for our nanoscale materials or if we are unable to produce these materials at a competitive cost, we may not achieve profitability.

We may not be able to manage our growth effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively slower growth is likely to occur and thereby slowing or negating our ability achieve and sustain profitability.

We may not be able to fully protect our proprietary rights and we may infringe the proprietary rights of others which could result in costly litigation.

Our future success depends on our ability to protect and preserve the proprietary rights related to our technology and resulting products. We have the rights to twenty issued or pending patents relating to processes and technologies and expect to continually invest in the growth of our intellectual property portfolio through in-house development and through third party licensing and joint venture research. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. The Company intends to pursue aggressively all efforts to obtain patent protection for our technology. The Company also relies on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. Our protective measures for these intangible assets afford only limited protection and may be flawed or inadequate.

Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements quickly to dispose of such suits, regardless of their merits. Other companies or individuals may allege that we infringe on their intellectual property rights. Litigation, particularly in the area of intellectual property rights, is costly and the outcome is inherently uncertain. In the event of an adverse result, we could be liable for substantial damages and we may be forced to discontinue our use of the subject matter in question or obtain a license to use those rights or develop non-infringing alternatives.

We may not have opportunities to enter into joint development agreements for the commercialization of our technologies which could have a severe negative impact on our ability to market our products.

Leveraging strategic partnerships is an important part of our business plan. We plan to achieve product commercialization through joint development agreements as these relationships will help us to validate and expand our technology, develop extraction and separation processes, offer insight into additional application opportunities and develop future sales channels. We intend to continue our development of these strategic partnerships with research teams at leading industry manufacturers, and suppliers in order to develop the manufacturing and marketing efforts that we believe will be required to commercialize our products. If we are unable to enter into strategic alliances and joint development agreements in the future, we may be unable to complete the commercialization of our products as effectively as we currently envision.

The industry in which we operate is highly competitive and has relatively low barriers to entry. Increased competition could result in margin erosion, which would make profitability even more difficult to achieve and sustain.

We expect that our future product offerings will provide new capabilities and superior performance compared to existing materials. However, many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with other manufacturers of material additives that may have internal development programs. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;

•	larger customer bases;

•	better name recognition; and

•	potentially more expansive product offerings.

Many existing and potential competitors have greater financial resources and are likely to command a larger market share, which may enable them to establish a stronger competitive position than we may have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Our business could be negatively affected by any adverse economic developments in the advanced materials industry and/or the economy in general.

We depend on the demand for the application of our technology and nanoscale materials and our business is susceptible to downturns in the advanced materials industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely result in additional investments in research and marketing and thereby increase our costs to bring our licensing products to market.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success depends in part on our ability to retain key employees including our executive officers.
Although we have certain employment agreements in effect with our executives, each executive can terminate his or her agreement generally with 90 days notice. It would be difficult for us to replace any one of these individuals. In addition, as we grow we may need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Because Technology Innovations, LLC has a 49.6% ownership of our outstanding shares there may be circumstances that give rise to conflicts of interests between the Company and this principal stockholder.

Because of the nature and development stage of the Company and the business objectives of Technology Innovations, LLC, there may be circumstances of potential conflicts of interest and differing objectives between these entities. Any potential conflicts may not be resolved in a manner that is considered favorable to all stockholders, considering Technology Innovations voting influence. We do not believe it is possible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Our disinterested board members will make all determinations and decisions relating to issues involving Technology Innovations, LLC.

Because one of our directors is a significant equity owner and manager of Technology Innovations, LLC, our principal stockholder, there may be conflicts of interest.

Michael L. Weiner, the Chairman of our Board of Directors, is the Manager and a 42.74% beneficial equity member of Technology Innovations LLC, (“TI”) a company engaged in the business of identifying and acquiring intellectual property for investment and exploitation. TI beneficially own 49.6% of our outstanding common stock. Further, Mr. Weiner is on the board of Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc., an entity with which we have entered into a joint research agreement. Because of the nature of our business and the business of these other entities, the relationships of Mr. Weiner with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. All potential conflicts may not be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation. Our disinterested board members will make all determinations and decisions relating to Technology Innovations and other affiliates as they may arise.

RISKS RELATED TO OUR COMMON STOCK

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception (December 22, 2004) through December 31, 2006, we have incurred a net cumulative loss of $11,536,635. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

Our research and development efforts may not result in commercially viable products which could result in a decline of our stock price and a loss of your investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or saleable products. We may not succeed in developing commercially viable products from our technologies. If we are not successful in developing commercially viable products or if such products become obsolete, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because we are a development stage company and have no material revenues, we need to secure on-going funding. The private placement of $3,347,500 of 8% Senior Secured Convertible Notes which, net of fees, provided working capital proceeds of $3,132,500 in the first quarter of 2007, may not be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;

•	our ability to complete the research and development of our technologies;

•	the development of a future market for our products;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

As of December 31, 2006 there were outstanding options to purchase an aggregate of 10,464,000 shares of our common stock with a weighted average exercise price of $0.19 per share. There are also outstanding warrants for the purchase of 9,470,000 shares of our common stock, having a weighted average exercise price of $0.57 per share. These options and warrants, as well as other options and warrants that we may issue in the future, may also result in shares being issued for consideration that is less than the trading price of our common stock at the time the shares are issued.

We may also issue shares in the future at a discount to the trading price of our common stock. Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. The volume of shares in our public “float” will continue to be limited due to resale restrictions under applicable securities laws on shares issued to the former stockholders of NaturalNano and the fact that significant portions of our outstanding shares are held by our officers, directors or our principal stockholder. As a result of the thin trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board (OTCBB), lack of analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on one of the Nasdaq stock markets or on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on Nasdaq or on a national securities exchange. Initial listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The so-called "penny stock rule" could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

A recapitalization through a reverse merger transaction is often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and NASD have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock. Therefore, there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to achieve a listing of shares on Nasdaq or a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. It is likely that we will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting NASD-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares may be negatively impacted.

The authorization and issuance of preferred stock may prevent or discourage a change in our management.

Our amended Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock without stockholder approval. Such shares will have terms, conditions, rights, preferences and designations as the Board may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

It may be difficult for a third party to acquire us, and this could depress our stock price.

Nevada corporate law includes provisions that could delay, defer or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

(i)
without prior stockholder approval, the Board of Directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock;

(ii)	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

(iii)	stockholders cannot call a special meeting of stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

During the first quarter of 2007, we relocated our primary business operations to leased office space located at 15 Schoen Place in Pittsford, New York from the Lennox Tech Enterprise Center in West Henrietta, New York. The Schoen Place lease calls for annual rent of $44,000 for each the first two years of the lease term. This agreement also includes annual rate increases of 5% for years three through five and annual increases of 3% for years six through fifteen. The lease agreement provides for the use of the office space through April 30, 2022 (subject to our right to terminate under certain conditions, including landlord re-leasing of the property, after March 1, 2009 with 90 days notice). The landlord is responsible for all real property taxes for the first 38 months of the term; thereafter, the landlord will absorb the first 3% of any increases and half of the remaining 97% will be reimbursed by the Company based on its proportionate share (17%) of the building usage. In addition to being responsible for utilities within our leased space, we have agreed to pay our proportionate share of utility charges for common area within the building.

We currently lease approximately 3,000 square feet of laboratory space in Rochester, New York under a two year agreement that expires on January 31, 2008. This agreement includes a one-year renewal option that allows for the extension of this agreement through January 31, 2009. The annual base rent under this agreement is $46,187 annually, plus a pro rata share of the operating expenses, for each of the first two years and increases to $47,687 for the optional renewal year.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

As of December 31, 2006, we conducted our primary business operations using office space rented from Lennox Tech Enterprise Center in West Henrietta New York. This agreement included an annual rent of $50,316 and was terminated in connection with the relocation of our offices as described above.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is listed on the OTC Bulletin Board under the symbol NNAN.

The high and low share prices for the Company’s common stock as reported on the OTC: BB for each quarterly period during 2006 is presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. Because our shares had traded only on a limited and sporadic basis prior to the November 29, 2005 Merger, there is no meaningful history of reported trades in the public market before that date and we therefore have not included a price history of our trades prior to this date.

For the year ended December 31, 2006	Sales Prices
	High	Low
First quarter	$2.50	$1.05
Second quarter	$1.90	$1.05
Third quarter	$1.35	$0.49
Fourth quarter	$0.95	$0.25

The closing price of the Company’s common stock on December 31, 2006, as reported on the OTC:BB, was $0.28 per share. As of December 31, 2006, we had 121,700,740 shares of our common stock outstanding, which were held by approximately 254 shareholders of record.

Prior to the November 29, 2005 Merger, our stock was listed on the OTC Bulletin Board under the symbol “CTTM.”

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company maintains two equity compensation plans.

The NaturalNano, Inc. 2005 Incentive Stock Plan (“the 2005 Plan”) was adopted on September 23, 2005 by the shareholders and Board of Directors of the Company and became effective upon the Merger on November 29, 2005. The 2005 Plan authorizes the issuance of up to 14,000,000 shares of common stock; 400,000 shares remain available for future grants. Under the 2005 Plan, officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.

The NaturalNano, Inc. 2007 Incentive Stock Plan (“the 2007 Plan”) was adopted by the Board of Directors of the Company on February 25, 2007 but has not yet been presented for shareholder approval. The 2007 Plan authorizes the issuance of up to 7,000,000 shares of common stock; 5,800,000 shares remain available for future grants. Under the 2007 Plan, officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.

In 2006 we granted, to one of our executive officers and to a consultant, options for the purchase of an aggregate of  90,000 shares of common stock. These options are governed by separate agreements between the Company and the option holders and were not granted under a shareholder-approved plan.

The following chart sets forth information regarding our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders	10,374,000	$0.19	2,800,000
Other equity compensation plans not approved by security holders	90,000	$0.10	none
Total	10,464,000	$0.19	2,800,000

Recent Sales of Unregistered Securities

I. Prior to the Merger (described below), NN Research issued the following securities without registration under the Securities Act of 1933, all of which were issued in private placements not involving a public offering and in reliance on the exemption from the registration requirements of such Act provided in Section 4(2) thereof.

a.	In connection with is organization, on December 22, 2004 NN Research issued 10,000,000 shares of its Common Stock to Technology Innovations, Inc. for an aggregate purchase price of $100,000.

b.
On the dates indicated, NN research granted options under its 2004 Stock Option Plan to officers, directors, employees and consultants for the purchase of the number of shares of its Common Stock (all at an exercise price of $0.10 per share):

Date of Grant	Number of Individuals	Number of Shares

March 1, 2005	18	3,725,000
April 4, 2006	1	25,000
July 1-27, 2005	9	1,080,000
August 1-3, 2005	2	120,000
Total Option Grants	30	4,950,000

c.
On March 31, 2005, NN Research issued to SBI USA, LLC a warrant for the purchase of 2,250,000 shares of its Common Stock at a purchase price of $0.23 per share. The warrant was issued in connection with the performance by SBI USA of consulting services for NN Research. NN Research attributed a value of $273,442 to the warrant. In the Merger described below, this warrant was exchanged for a warrant to purchase 4,500,000 shares of our Common Stock; the new warrant expired without being exercised on March 31, 2007.

d.	Between June 13, 2005 and September 9, 2005, NN Research issued Convertible Promissory Notes having an aggregate face amount of $4,156,000 to a total of 59 investors.

II.   On November 29, 2005, pursuant to an Agreement and Plan of Merger, dated as of September 26, 2005 (the “Merger Agreement”) by and among Cementitious Materials, Inc., a Nevada corporation, (the “Company”), Cementitious Acquisitions, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., a Delaware corporation now known as NaturalNano Research, Inc. (“NN Research”), Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company changed its name to “NaturalNano, Inc.” Pursuant to the Merger Agreement, we issued the following securities to former security holders of NN Research, without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of such Act:

a.	89,838,756 shares of our Common Stock to the former stockholders of NN Research in exchange for all of the issued and outstanding Common Stock of NN Research.

b.
20,939,200 shares of our Common Stock in consideration for the conversion of $4,156,000 face amount of outstanding NN Research Convertible Promissory Notes which were, by their terms, automatically converted at the effectiveness of the Merger.

c.
Options and warrants for the purchase of an aggregate of 14,400,000 shares of our common stock to the holders of outstanding NN Research options and warrants (identified above), in consideration of the cancellation of such options and warrants.

III.   On February 1 and 9, 2006 we issued an aggregate of 314,700 shares of our Common Stock to three entities in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. Specifically, we issued:

a.	40,000 shares of Common Stock to High Technology of Rochester, Inc., our landlord, in consideration for leasehold improvements to our office facilities.

b.	74,700 shares of Common Stock to Medienimpuls GmbH as payment for consulting services.

c.	200,000 shares of Common Stock to Ambit Corporation in partial consideration for Ambit’s grant to us of license to certain patented technology in the field of electronic shielding.

IV.   On March 30, 2006, in connection with the agreement by SBI Brightline XIII, LLC to purchase shares of our Common Stock, we issued to SBI a warrant for the purchase of up to 3,300,000 shares of our Common Stock. The transaction with SBI was a private placement not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. On July 9, 2006, we cancelled the warrant.

V. On July 9, 2006, following the cancellation of the warrant that had been issued to SBI Brightline XIII, LLC on March 30, 2006 and in connection with a new agreement by SBI to purchase shares of our Common Stock, we issued to SBI a warrant for the purchase of up to 4,770,000 shares of our Common Stock. The transaction with SBI was a private placement not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

VI.   On March 7, 2007, pursuant to a Loan and Security Agreement (the “Purchase Agreement”) with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors. Pursuant to the Purchase Agreement, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (subject to certain anti-dilution adjustments. On March 7, 2007 we also issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. Each series of Warrants contain provisions for anti-dilution adjustments to the exercise prices. In connection with those issuances, on March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share,(iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share (subject to certain anti-dilution adjustments). The Notes and Warrants were issued in a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof and Regulations D and S promulgated thereunder.

VII. On March 26, 2007 we issued an aggregate of 160,000 shares of common stock to two entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 100,000 shares to Schoen Facilities Group, LLC, and 60,000 shares to Pittsford Flour Mill, LLC in connection with services performed on our behalf in connection with the relocation and planning for our new office location. These issuances were made as private placements not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof.

VIII. On the dates indicated, we granted options under our 2005 Incentive Stock Plan to officers, directors, employees and consultants for the purchase of the number of shares of our Common Stock (at the indicated exercise prices per share):

Option Grants made in the quarter ended:	Number of Shares	Date of Grant	Exercise Price

June 30, 2006	205,000	5/31/06 to 6/19/06	$1.30-$1.44
September 30, 2006	380,000	7/10/06 to 7/24/06	$1.06-$1.20
December 31, 2006	2,115,000	11/16/06 to 12/7/06	$0.35-$0.42
Grants made during 2006	2,700,000

The shares of our Common Stock issuable under our 2005 Incentive Stock Plan have been registered on Form S-8 (No 333-132607).

IX.   On July 24, 2006 we granted an option to Cathy A. Fleischer, at the time our Chief Technology Officer, for the purchase of 40,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan.

X.   On December 7, 2006, we granted an option to Sir Harold W. Kroto, a consultant to the Company and a member of our Scientific Advisory Board, for the purchase of 50,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan.

XI.   On March 2, 2007, we granted an option under our 2007 Incentive Stock Plan to Cathy A.Fleischer, our President, for the purchase of 1,200,000 shares of Common Stock at an exercise price of $0.21 per share. The shares of our Common Stock issuable under our 2007 Incentive Stock Plan have not been registered under the Securities Act of 1933; we intend to file a Registration Statement on Form S-8 covering such shares promptly after the Plan has been approved by our shareholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

General

We are a development stage company and expect to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers, plastics and composites, and cosmetics and personal industries. Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes.

We do not expect to generate significant revenues in 2007 during which time we will engage in significant research, development and commercialization efforts. We project total spending of approximately $3 million (including capital investments of $256,300 and $100,000 in licensing investments) in 2007.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. Our actual results may differ from these estimates.

We believe, that of the significant accounting policies described in the notes to our consolidated financial statements, the following policies involve a greater degree of judgment and complexity and accordingly; these policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We have earned only nominal operating revenue since our inception (December 22, 2004). This revenue was generated from the delivery of sample products requested by consumer product manufacturers in connection with early product development evaluations. The Company earns and recognizes such revenue when the shipment of the sample products has occurred and when no further performance obligation exists.

Liquidity and Capital Resources

Overview

As of December 31, 2006 the Company had a cash balance of $139,638 and negative working capital of $940,605, which reflects $600,000 of advances made under the 2006 Line of Credit Agreement with Technology Innovations, LLC, our principal shareholder. As shown in the accompanying financial statements, the Company has incurred losses from operations and negative cash flows from operations. Since inception on December 22, 2004, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

Management has taken actions to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes on March 7, 2007 which, net of fees of $215,000, provided working capital proceeds of $3,132,500 in the first quarter of 2007. Management believes this funding vehicle will enable the company to continue as a viable business through the end of 2007. During 2007, we plan to fund our research and development and commercialization activities by utilizing the proceeds of this private placement funding.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Line of Credit Agreements with TI

As further described in Note 3 “Agreements with Technology Innovations, LLC” to the Company’s consolidated financial statements for the year ended December 31, 2006, our principal shareholder Technology Innovations, LLC provided us with a $1 million line of credit (the “2006 line of credit”). TI is headed by Michael L. Weiner, the Chairman of our Board of Directors who is a 42.7% owner of TI. Under the 2006 line of credit agreement, the Company initiated and received advances of $600,000 during the year ended December 31, 2006 and an additional $300,000 through February 14, 2007. Amounts borrowed under the line bear interest at the rate of 8% per annum. The 2006 TI line of credit was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors.

On March 7, 2007 in connection with the Loan and Security Agreement (the ”Loan and Security Agreement”) with Platinum Partners Long Term Growth IV, Longview Specialty Financing, Inc. and Platinum Investors LLC., TI agreed as long as any notes were outstanding under this Agreement, that TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement.

Sale of Atlas Mining Warrants - August 9, 2006

On August 9, 2006, we entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500, less fees of $56,250. We received net cash proceeds of $506,250 from this Warrant Purchase Agreement upon the transfer of the warrant on August 22, 2006.

March 7, 2007 8% Senior Secured Convertible Notes and Warrants

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors.

Pursuant to the Purchase Agreement, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should we issue equity or equity-linked securities at a price per common share below the Conversion Price to the price at which we issue such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at our option in cash or in shares of our common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon the 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, we can compel conversion of the Notes at the Conversion Price.

Our obligations under the Notes are secured by first priority security interests in substantially all of our assets and substantially all of the assets of our wholly-owned subsidiary, NaturalNano Research, Inc. (“NN Research”). In connection with the grant of these security interests, on March 7, 2007, we entered into a Pledge Agreement (the “Pledge Agreement”) with the Agent and the other investors, pursuant to which we granted to the investors and the Agent a security interest in all of the outstanding shares of the common stock of NN Research. In connection with the grant of these security interests, on March 7, 2007, NN Research entered into the Patent Security Agreement (the “Patent Security Agreement”) with the Agent and the other investors, pursuant to which NN Research granted to the investors and the Agent a security interest in all of NN Research’s patent interests.

As further consideration, on March 7, 2007 we issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities.

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share.

On March 7, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Agent and the other investors, pursuant to which we agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes, or, at the option of the investors, in satisfaction of certain liquidated damages provisions in the Registration Rights Agreement.

In connection with the Purchase Agreement, NN Research entered into Patent Assignment agreements (the “Patent Assignments”) with Technology Innovations, LLC (“TI”), our principal stockholder, on March 2 and 5, 2007, pursuant to which TI assigned to NN Research all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted NN Research licenses. This assignment relinquishes TI’s rights under the license agreement and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license.

TI also agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as permitted under Section 7.20 of the Purchase Agreement.

Stock-based compensation

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123(R). Results for prior periods have not been restated. The Company previously accounted for its employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the year ended December 31, 2006, the Company recorded stock-based compensation costs of $2,970,959 in accordance with SFAS No. 123(R).

As of December 31, 2006, unvested compensation cost for stock options previously issued to employees was approximately $853,000 and will be recognized in future years through 2009. The unvested cost of stock options previously issued to consultants was approximately $181,000 as of December 31, 2006 and will be revalued quarterly and charged to operations as the vesting occurs, during the periods through 2008, which is when the required performance by the consultants is complete.

Research and Development Expenses and Capital Expenditures

Research and development expenditures consist primarily of:

•	Salaries and related benefit costs for our research and development employees,

•	Collaborative consulting fees and reimbursements of costs for product and manufacturing evaluations and testing,

•	Legal fees to file, renew and expand our intellectual property portfolio,

•	Investments in the expansion of our laboratory and testing facilities, including investments in capital and specialized leased assets, and

•	Licensing fees for access to technologies developed by others.

Our research and development plans for the next twelve months include material characterization and formulation testing in the areas of:

• Use of halloysite as an additive in composites and polymers,

• Halloysite characterization, purification and separation, and

• Extended release properties of HNTs in polymers, health and beauty, and household product applications.

We anticipate our spending in support of research, product development and intellectual property will continue as our characterization testing expands to commercial formulations which, we believe, will result in our product sales in the fourth quarter of 2007. For the year ended December 31, 2006 and 2005, we incurred costs of $2,034,426 and $660,284, respectively, in our research and development programs. Capital expenditures relating to research and development efforts aggregated $140,206 during year ended December 31, 2006.

During 2007, we anticipate investments of $362,400 and $256,300, respectively, for collaborative research and licensing agreements and capital investments, for our research and development programs. Research and development expenses for this twelve month period will include: testing and validation costs associated with product design and attribute validation, manufacturing scale experiments and research support, lab materials, and employee costs. We project total research and development spending of approximately $1,878,300 (including capital investments of $256,300 and $100,000 in licensing investments) in 2007.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2006:

For the years ending December 31:	Office and lab space	Equipment	License	Total

2007	$90,897	$26,609	$5,000	$122,506
2008	44,000	11,013	10,000	65,013
2009	45,833	1,550	0	47,383
2010	48,125	0	0	48,125
2011	49,723	0	0	49,723
Thereafter	598,308	0	0	598,308
Total contractual cash obligations	$876,886	$39,172	$15,000	$931,058

The leased office and laboratory space are subject to certain escalations for our proportionate share of increases on the buildings operating costs.

Investment in Capital Expenditures

We expect our capital requirements will increase progressively over the next several years as we commence new research and development efforts and increase our business and administrative structure. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, the nature of our strategic partners infrastructure and the cost and timing of the growth in our business development and staffing.

Accounting for Income Taxes

We are a development stage company with an accumulated deficit of $11,536,635 through December 31, 2006. As a result, our accounting for income taxes is not significant to our results of operations. We will utilize net operating loss carryforwards as an offset to future taxable net income until the tax effect of this accumulated deficit is exhausted.

We have recorded a cumulative valuation allowance against our deferred tax assets of $4,306,565 at December 31, 2006. This valuation allowance relates to net operating loss carryforwards on deferred tax assets where the utilization of the tax benefits are not assured.

We have employment agreements with our executive officers that provide for minimum salary levels which are adjusted from time to time and may include incentive bonuses that are payable when authorized and approved by the Compensation Committee of the Board.

2006 Accomplishments

•
On November 1, 2006 we appointed Cathy A. Fleischer, PhD as our President and as a member of our Board of Directors. Dr. Fleischer joined the Company in July 2006 as our Chief Technology Officer and retained this lead technical position with her expanded responsibilities. Dr. Fleischer has extensive experience in polymers and was formerly R&D Director at Eastman Kodak’s polarizer films group.

•
On November 6, 2006 we announced our adoption of a strategy to focus on the nanocomposite segment of the polymer composite market for our first products. We anticipate that this strategy will produce the sale of commercial products in the fourth quarter of 2007 and positive cash flow in 2008.

Our first generation product, a halloysite-polymer concentrate, is planned for introduction in the fourth quarter of 2007 and will utilize unique proprietary technologies with specially treated halloysite nanotubes. The combination of these halloysite nanotubes with polymers is designed to result in a nanocomposite material with notable improvements in strength and modulus (resistance to fracture) without sacrificing ductility (ability to flow without breaking), and demonstrating an improved uniformity of finished materials, reduced component weight and improved performance at higher temperatures. Our treated halloysite nanotubes will eliminate the need for exfoliation, which involves separating layers of traditional nanoclay materials with chemicals and other processing steps. Our researchers believe the NaturalNano process eliminates the expensive, time-consuming exfoliation process with improved uniformity and ductility attributes. The result is a nano-enhanced product with reduced weight and increased performance properties, which provides a higher value and lower cost product to our customers.

•
Tests performed with Cornell University, during the first half of the year, indicated that adding specially treated halloysite nanotubes improves polymer performance. These results showed that halloysite nanotubes provide strengthening improvements in certain polymers including those that are widely used in consumer products such as casings used in many electronic products like televisions, cell phones, mp3 players and numerous other devices. Other potential markets would include transportation, electronics and packaging where improvement in strength and thermal properties of polymers is needed.

Pilot and manufacturing scale compounding and molding trials of nylon nanocomposites in the fourth quarter validated the strength enhancement properties found in the Cornell lab-scale experiments. In addition excellent run-ability of the material was observed in the pilot and manufacturing scale trials at a wider range of higher HNT concentrations, compared to the bench-top experiments.

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

•
Our Scientific Advisory Board was expanded in 2006 with the additions of:
•  David J. Arthur from Chasm Technologies, a highly experienced engineer specializing in commercialization strategies;

•  John Hickman, President of PlasTech Consulting and a renowned expert in polymer extrusion processes;

•  Sir Harold W. Kroto, Ph.D. a Nobel laureate in chemistry for his discovery and work with carbon nanotubes and the development and advancement of Nanoscience; and

•  Dr. Duncan Moore, Professor of Optical Engineering and Business Administration at University of Rochester and a former White House Advisor.

We have benefited significantly from these additions to our scientific advisory board in the technical advancement and commercialization process related to our halloysite-based materials.

Comparison of Statement of Operations for the years ended December 31, 2006 and 2005

Revenues

Revenues of $15,000 and $500 were generated in 2006 and 2005, respectively, from the delivery of specifically formulated sample products, requested by consumer product manufacturers, in connection with early product development evaluations. These revenues are not recurring in nature, as they reflect delivery of processed halloysite based on defined attributes for evaluation purposes.

Operating Expenses

Total research and development expenses for the year ended December 31, 2006 were $2,034,426, which reflects an increase of $1.4 million over total research and development expenses of $660,284 in the comparable period in 2005. The most significant component of this increase is the non-cash expense of $1,038,631 in incentive compensation expenses recognized in 2006 compared to non-cash stock option expenses of $77,280 for 2005. Additional investments in headcount and laboratory supplies and technical halloysite testing also contributed to the year-over-year increase in research and development expenses. As of December 31, 2006 and 2005, respectively we employed 7 and 3 employees on our technical research team.

Total general and administrative expenses for the year ended December 31, 2006 were $4,078,776, which reflects an increase of $2.1 million over general and administrative expenses of $2,017,291 in the comparable period in 2005. The most significant component of this increase is the non-cash expense of $1,932,328 in incentive compensation expense reflecting the vesting of stock options in 2006 compared to non-cash stock option expenses of $192,802 for 2005. Increases in salaries and benefits as well as legal and audit fees also contributed to the year-over-year increase in general and administrative expenses in 2006 compared to 2005.

Other Income (expense)

Interest income (net) for the year ended December 31, 2006 was $5,821, which reflects a decrease of $8,314 compared to $14,135 in the comparable period in 2005. For the year ended December 31, 2006, the Company realized a reduction in net interest income earned reflecting the lower average cash balance available for interest income and the accrued interest expense incurred on advances made under the 2006 TI line of credit beginning in the third quarter of 2006. During 2006, the Company realized $22,566 in interest income on money market accounts and accrued $16,745 in interest expense on the 2006 TI line of credit. During 2005, the Company realized $26,028 in earnings on money market accounts and paid $11,893 in interest expense on the 2004 TI line of credit.

On January 28, 2005, NaturalNano was granted a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. The Company accounted for this warrant as a free-standing derivative and recorded an asset and recognized other income of $180,000 upon receipt. On August 9, 2006, the Company entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500 less fees of $56,250. The Company received the net cash proceeds of $506,250 as a result of this agreement on August 22, 2006. Prior to the sale of the warrant in 2006, the Company accounted for this warrant as a free-standing derivative and, accordingly, had recorded the warrant at its fair market value which resulted in non-cash unrealized gains, in 2005, of $90,000.

Financing fees for the year ended December 31, 2006 were $3,006,786, which reflects an increase of $2.7 million compared to $273,442 in the comparable period in 2005. These non-cash expenses reflect the fair market value of warrants granted during each of the years ended December 31, 2006 and 2005 at amounts valued utilizing the Black-Scholes model, as further described below.

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.02 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant, expires on March 30, 2009 and has been valued using the Black-Scholes model on the date of grant. This valuation resulted in a third quarter 2006 charge of $3,006,786 included in the caption “Financing fees” in the accompanying Statement of Operations.

During the first quarter of 2005, the Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 common stock warrants. These warrants have an exercise price of $0.115 per share, were fully vested as of the March 31, 2005 issuance date and had an original expiration date of March 31, 2006. On December 19, 2005, the Board of Directors extended the expiration date of this instrument to March 31, 2007. As a result, the Company recorded $48,442 as an incremental cost for these services reflecting the estimated fair market value associated with the term extension, as calculated using the Black-Scholes valuation method. The consulting expenses relating to these warrants were provided during the first quarter of 2005 and were included in Financing fees in the accompanying Statements of Operations.

Comparison of Statement of Cash flows for the years ended December 31, 2006 and 2005

Operating activities

Total cash used in operating activities for the year ended December 31, 2006 was $2,740,292, which reflects an increase of $500,000 over the total cash used in operations of $2,225,051 in 2005. The Net loss realized in 2006 and 2005, adjusted for non-cash expenses relating to grants of options and warrants accounted for the majority of the 2006 increase in cash used in operations. Non-cash items consisted of depreciation and amortization on capitalized assets and license agreements, the fair market value of warrants granted for services received, and the vesting of stock option grants in accordance with SFAS 123 (R). The Atlas Mining warrants, received by the Company in January 2005, were recorded as a free standing derivative and as such, unrealized non-cash gains were marked-to market and included in the operating results during 2006 and 2005. The net change in operating assets and liabilities since 2005 reflects the prepayment of the halloysite clay in 2005 and the decrease in accounts payable and accrued liabilities in 2006.

Investing activities

Net cash provided from investing activities in 2006 was $350,726, which resulted primarily from the net cash proceeds of $506,250, received in August 2006, upon the sale of the Atlas Mining warrants. Cash used for capital expenditures during 2006 reflect investments in our laboratory of $140,206 and in office furniture and equipment of $15,318. The Company made capital investments of $39,500 for furniture and computer equipment during 2005.

Financing activities

Net cash provided from financing activities for the year ended December 31, 2006 was $810,839, which reflects a decrease of approximately $3,300,000 compared to the total cash provided from financing activities of $4,082,916 in 2005. During 2006, the Company entered into a line of credit with TI and initiated advances in accordance with this agreement aggregating $600,000. During 2006, the Company received net cash inflows, from affiliated entities for shared services agreements, of $169,539. During 2005 the Company had net disbursements of $73,084 in connection with affiliate service agreements. During 2006, several participants in the Company’s Incentive Stock Plan exercised their options and provided $41,300 in cash inflows. During 2005, the Company received $4,156,000 in cash in connection with the issuance of convertible bridge notes. These bridge notes were converted in common stock as a result of the November 29, 2005 merger with Cementitious Materials, Inc.

ITEM 7. FINANCIAL STATEMENTS

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet at December 31, 2006 and 2005	F-2

Consolidated Statement of Operations for the years ended December 31, 2006 and 2005 and for the cumulative period from December 22, 2004 (inception) to December 31, 2006	F-3

Consolidated Statement of Stockholders’ (Deficiency) Equity for the years ended December 31, 2006 and 2005 and for the cumulative period from December 22, 2004 (inception) to December 31, 2006	F-4

Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 and for the cumulative period from December 22, 2004 (inception) to December 31, 2006	F-5

Notes to Consolidated Financial Statements	F-6 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NaturalNano, Inc.

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency/equity and cash flows for the years then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

NaturalNano, Inc.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$139,638	$1,718,365
Prepaid halloysite materials	15,000	249,650
Other current assets	49,197	34,704
Due from related parties		40,748
Total current assets	203,835	2,043,467

Prepaid halloysite materials	234,650
Atlas Mining warrant		270,000
License, net of amortization	265,212	314,000
Property and equipment, net	159,239	34,752
Total non-current assets	659,101	618,752
Total Assets	$862,936	$2,662,219

Liabilities and Stockholders' (Deficiency) Equity

Liabilities
Current liabilities:
Related party note payable	$600,000
Accounts payable	241,478	$286,433
Accrued payroll	85,550	73,164
Accrued expenses	88,621	148,316
Due to related parties	128,791
Total current liabilities	1,144,440	507,913

Other liability	28,000	28,500
Total Liabilities	1,172,440	536,413

Stockholders’ (Deficiency) Equity
Preferred Stock – $.001 par value,
10,000,000 shares authorized, no shares issued
Common stock - $.001 par value
200,000,000 shares authorized
Issued and outstanding 121,700,740 and
120,760,040 shares, respectively	121,701	120,760
Additional paid in capital	11,105,430	4,678,764
Deficit accumulated in the development stage	(11,536,635)	(2,673,718)
Total stockholders' (deficiency) equity	(309,504)	2,125,806
Total liabilities and stockholders' (deficiency) equity	$862,936	$2,662,219

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended		From inception:
	December 31,		December 22, 2004
			to December 31,
	2006	2005	2006

Income:

Sample revenue	$15,000	$500	$15,500

Operating expenses:
Research and development (a)	2,034,426	660,284	2,699,710
General and administrative (a)	4,078,776	2,017,291	6,098,403
	6,113,202	2,677,575	8,798,113

Loss from Operations	(6,098,202)	(2,677,075)	(8,782,613)

Other income (expense):
Interest income, net	5,821	14,135	19,956
Income from cooperative research project		180,000	180,000
Gain on warrant	236,250	90,000	326,250
Financing fees	(3,006,786)	(273,442)	(3,280,228)
	(2,764,715)	10,693	(2,754,022)

Net loss	$(8,862,917)	$(2,666,382)	$(11,536,635)

Loss per common share - basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding	121,572,369	101,565,773

(a)     Stock based compensation expense included in the Statement of Operations for the years ended December 31, 2006 and 2005, respectively, are as follows:

•         Research and development expense of $1,038,631 and $77,280.

•         General and administrative expense of $1,932,328 and $192,802.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

				Deficit
				Accumulated
			Additional	during the	Stockholders’
	Common Stock		Paid-in	Development	(Deficiency)
	Shares	Amount	Capital	Stage	Equity

December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception through
December 31, 2004				($7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	($7,336)	$92,664

Warrant issued for 4,500,000 shares			273,442		273,442
of common stock for services
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible
bridge notes on November 29, 2005	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on November 29, 2005	79,820,840	79,821	(79,821)		0
Net loss for the year ended				(2,666,382)	(2,666,382)
December 31, 2005
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	($2,673,718)	$2,125,806

Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices ranging from $0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended
December 31, 2006				(8,862,917)	(8,862,917)

Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			From inception
			December 22,
	For the year ended		2004 through
	December 31,		December 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(8,862,917)	$(2,666,382)	$(11,536,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,825	4,748	76,573
Issuance of warrants for services	3,039,246	273,442	3,312,688
Vesting of stock options	2,970,959	270,082	3,241,041
Receipt of Atlas Mining warrant		(180,000)	(180,000)
Gain on warrant	(236,250)	(90,000)	(326,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials		(124,650)	(249,650)
(Increase) in other current assets	(14,493)	(34,704)	(49,197)
Increase in accounts payable,
accrued payroll and accrued expenses	291,838	293,913	585,751
Increase (Decrease) in other liability	(500)	28,500	28,000
Net cash used in operating activities	(2,740,292)	(2,225,051)	(5,097,679)
Cash flows from investing activities:
Purchase of property and equipment	(155,524)	(39,500)	(195,024)
Purchase of license		(100,000)	(100,000)
Proceeds from sale of Atlas Mining warrant	506,250		506,250
Net cash provided from (used in) investing activities	350,726	(139,500)	211,226
Cash flows from financing activities:
Advances on related party line of credit	600,000		600,000
Advances from related parties	324,590	409,451	766,377
Repayment of amounts due to related parties	(155,051)	(482,535)	(637,586)
Issuance of convertible notes		4,156,000	4,156,000
Issuance of common stock			100,000
Proceeds from exercise of stock options	41,300		41,300
Net cash provided by financing activities	810,839	4,082,916	5,026,091
(Decrease) increase in cash and cash equivalents	(1,578,727)	1,718,365	139,638
Cash and cash equivalents at beginning of period	1,718,365	-	-
Cash and cash equivalents at end of period	$139,638	$1,718,365	$139,638
Non-cash investing and financing activities:
Common stock issued for convertible notes		$4,156,000	$4,156,000
Settlement of liabilities for services
with common stock	$170,102		$170,102
Acquisition of license settled through issuance
of common stock in 2006 (net of $100,000 cash)	$76,000	$214,000	$290,000
Common stock returned and cancelled in connection with license amendment	$(84,000)		$(84,000)

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the discovery, refinement and commercialization of naturally occurring nanoscale materials. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	material additives for polymers, plastics and composites,

•	health and beauty and household products, and

•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. Since inception (December 22, 2004), the Company’s growth was funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC. Management has taken notable actions to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes on March 7, 2007 which, net of fees of $215,000, provided working capital proceeds of $3,132,500. Management believes this funding vehicle will enable the Company to continue as a viable business through 2007. See Note 11 “Subsequent Event” for disclosures relating to the terms of the March 7, 2007 8% Senior Secured Convertible Notes and related Warrants issued to Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. and Platinum Advisors LLC.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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
December 31, 2006

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

Property and Equipment

Property and equipment, at cost, consists of the following:

	2006	2005	Useful Life

Lab equipment	$140,206		5 years
Furniture and office equipment	34,053	$26,079	5 years
Computers and software	20,765	13,421	3 years
	195,024	39,500
Accumulated depreciation	(35,785)	(4,748)
Net property and equipment	$159,239	$34,752

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 19,934,000 shares underlying outstanding options and warrants which have been excluded from the calculation at December 31, 2006.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Options

The Company has a stock option plan which provides for the granting of up to 14,000,000 nonqualified or incentive stock options to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $2,035,912 of employee compensation cost and $935,047 in consultant related option costs for the year ended December 31, 2006. Results for prior periods have not been restated.

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

For the year ended December 31, 2005
Net Loss, as reported	$(2,666,382)
Deduct: Total stock-based compensation determined under fair-value-based method for all awards, net of related tax effects	(316,051)
Pro Forma Net Loss	$(2,982,433)

Basic and diluted loss per share- as reported	($0.03)
Basic and diluted loss per share- pro forma	($0.03)

The fair value of each stock option grant has been determined using the Black-Scholes model. The Black-Scholes method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such option valuation methods require various subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics different from those of traded options and because changes in the assumptions can materially affect their fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. No income tax benefits were recognized due to the Company’s net operating loss carryforward position. The Company’s Board of Directors estimated the fair market value of stock option grants made during the first quarter of 2005 at $0.05 per share.

Stock Split

On January 27, 2006, the Company pursuant to a resolution of its Board of Directors acting under Section 78.207 of the Nevada General Corporation law filed a Certificate of Change to its Restated Articles of Incorporation to increase the number of authorized shares of our common stock, par value $0.001 per share, from 100 million shares to 200 million shares. This correspondingly increased the number of issued and outstanding shares of its common shares held by each stockholder of record as of February 8, 2006, the effective date of the Certificate of Change. The $0.001 par value was not changed as a result of this action. In conjunction with this resolution, the board authorized a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, that FIN 48 will have on its consolidated financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not believe that SAB No. 108 had a material effect on its consolidated financial position or results of operations for the year ended December 31, 2006.

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company will adopt this EITF in the first quarter of 2007 in connection with the issuance of the 8% Senior Secured Convertible Notes and related warrants. See Note 11, “Subsequent Event.”

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Reclassifications

For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

2.	RELATED PARTY RESEARCH AGREEMENT

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc. (“BTI”). BTI is related to the Company’s principal stockholder, Technology Innovations, LLC, through common ownership. This agreement covers the exchange of ideas in support of a new drug delivery capability. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties. All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

3.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our principal stockholder with an equity ownership of 49% of our outstanding common stock as of December 31, 2006. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. The Chairman of our Board of Directors is the managing member of TI and has a 42.74% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

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

On March 2, 2007, Technology Innovations assigned all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications to NaturalNano. This assignment relinquishes TI’s rights, under the April 27, 2005 license agreement, and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license. The April 27, 2005 exclusive, field of use limited license agreement (the “License Agreement”) with Technology Innovations, LLC granted the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covered several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days, notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of December 31, 2006 and February 14, 2007, $600,000 and $900,000, respectively, had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the 8% Senior Secured Convertible Notes (the “Notes”), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. See Note 11, “Subsequent Event” for additional description of the terms and conditions of the issuance of these Notes.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On December 29, 2004 the Company entered into a Line of Credit Agreement and a Promissory Note with TI that allowed for borrowings of up to $500,000 for working capital purposes and included an interest rate of 8% per annum. This agreement expired and all outstanding advances were repaid as of December 31, 2005.

During the first quarter of 2005, TI paid $10,400 in fees for licensing and business strategy consultations, to a firm owned by the Company’s former president. During fiscal 2005, the Company’s former President and former Chief Technology Officer provided technical consultations to an affiliate, Biophan Technologies, Inc. (“Biophan”). Biophan is an entity related to TI through common ownership. In connection with these consulting services, Biophan reimbursed the Company $16,500 and $5,077 for these services respectively which represented the cost of the salary and benefits for the proportionate time spent consulting.

4.	AMBIT LICENSE AGREEMENT

On December 31, 2005, the Company entered into an exclusive licensing agreement for the rights to a patented technology in the field of electronics shielding. On November 13, 2006, the parties signed an amended and restated non-exclusive license agreement, effective October 1, 2006, modifying the terms of the original agreement. The amended license agreement calls for 20% royalty payments upon our sale of licensed products utilizing the technology or in instances of sublicense agreements and eliminates the original requirement calling for minimum royalty payments. The amended agreement includes annual reporting of progress made on product development and various confidentiality elements. This agreement shall remain in effect until the expiration date of the last-to-expire related patent that is cited in the agreement, which is currently projected to be in fiscal year 2014.

In consideration for the rights granted to NaturalNano under the original agreement, the Company paid $100,000 in cash and issued 200,000 shares of common stock valued at $1.45 per share. In connection with the amendment, the purchase price was modified and as a result the 200,000 shares issued to Ambit under the original agreement were returned to the Company.

The license was recorded as a non-current asset and is amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. Amortization expense of $40,788 was recognized for this license agreement in 2006 and will be $33,152 annually for each year beginning in 2007 through 2014. Future royalty payments resulting from this agreement will be expensed as incurred.

5.	TRANSACTIONS WITH ATLAS MINING COMPANY

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

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The Company estimates that approximately 30 tons of processed halloysite will be utilized under this supply agreement in the next twelve months. The remaining tonnage available under this agreement is expected to be used by the Company for customer order fulfillment and in research during periods beyond 2007. Accordingly, the balance sheet at December 31, 2006 presents $15,000 of this prepaid contract as a current asset and the balance as a non-current asset to reflect this material sourcing. Research and development expenses are recognized in the period the nanotubules are used in the development of proprietary applications and processes and cost of goods sold will be charged as customer shipments are made.

NaturalNano has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company for delivery of halloysite materials.

On January 28, 2005, NaturalNano was issued a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. The Company accounted for this warrant as a free-standing derivative and, accordingly, had recorded the warrant as an asset, at its fair market value and recognized Other income of $180,000 upon receipt. On August 9, 2006, the Company entered into a Warrant Purchase Agreement with a third party to sell the Atlas Mining warrant for $562,500 less fees of $56,250. The Company received the net proceeds of $506,250 as a result of this agreement on August 22, 2006.

The fair value of the Atlas Mining warrant was measured using the Black-Scholes valuation model on January 28, 2005 and December 31, 2005 and was estimated at $180,000 and $270,000, respectively. The Black-Scholes assumptions used in estimating fair market value of the warrant at each of these dates are as follows:
	January 28, 2005	December 31, 2005
Risk-free interest rate	3.2%	4.3%
Expected life of the warrant-days	730	393
Expected stock price volatility	115%	86%
Expected dividends	Zero	Zero

At December 31, 2005, the warrant was marked-to-market at $270,000 with the change in fair market value recorded as other income.

6.	INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $6.0 million which expires from 2024 to 2026. The deferred tax asset was comprised of the following:

	December 31, 2006	December 31, 2005
Net operating loss carryforwards	$2,080,470	$750,197
Future tax deductions for stock options and warrants granted	2,205,810	146,312
Other temporary differences	20,285	31,204
	4,306,565	927,713
Valuation allowance	(4,306,565)	(927,713)
Net deferred tax asset	$0	$0

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance for the deferred tax assets measured as of December 31, 2006.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

7.	STOCKHOLDERS’ EQUITY AND CONVERTIBLE BRIDGE NOTES

November 29, 2005 Merger with CMI

On November 29, 2005, the Company completed a recapitalization as a result of the reverse merger with Cementitious Materials, Inc. (a public shell company). Under the merger agreement, the Company merged into a newly formed subsidiary of Cementitious with NaturalNano, Inc. being the surviving entity. The components of the recapitalization are presented below.

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Stock-holders Equity

CMI equity November 29, 2005	9,982,084	$9,982	$357,483	($367,465)	0
Issuance of new shares to NN stockholders	89,838,756	89,839	10,161		$100,000
Cancellation of NN shares November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Elimination of CMI accumulated deficit			(367,465)	367,465
November 29, 2005 Recapitalization	79,820,840	$79,821	($79,821)	$0	$0

In connection with the merger, TI, the Company’s principal stockholder, exchanged each of its outstanding shares for 4.492 shares of Cementitious stock for an aggregate of 89,838,756 shares. Each of the Company’s previously outstanding options and warrants were cancelled and replaced with the same number of options and warrants of Cementitious with rights to acquire common stock at economic and contractual terms consistent with the rights as defined in the original NaturalNano option and warrant agreements. The original options were not modified to accelerate vesting or extend the term of the new options.

Convertible Bridge Notes

As a result of the merger on November 29, 2005, $4,156,000 of Convertible Bridge Notes (the “Bridge Notes”) were converted into 20,939,200 shares of the Company’s common stock. These bridge notes included a mandatory conversion feature whereby $800,000 in debt was converted into 4,159,200 common shares and $3,356,000 in debt was converted into 16,780,000 shares of common stock in connection with the Cementitious Materials, Inc. merger which was completed on November 29, 2005. The Bridge Notes included an accrued interest provision of 8% per annum, generally beginning six months after the date of issuance. No interest was accrued or paid on these notes since all of this outstanding debt was satisfied with the conversion into common stock coincident with the merger.

These bridge notes were converted using a per share conversion price of $0.20 which was the estimated fair market value of the common stock on the date this debt was issued, as determined by the Company’s Board of Directors. The closing market price per common share on November 29, 2005 was $0.625.

Common Stock Issuances

On February 1 and 9, 2006 we issued an aggregate of 314,700 shares of our common stock to three entities in settlement of liabilities accrued for services and assets received by the Company during 2005. On February 1 and 9, 2006 we issued: (i) 40,000 shares to High Technology of Rochester, Inc., our previous landlord, in consideration for certain leasehold improvements and rent concessions to our office facilities, (ii) 74,700 shares to Medienimpuls GmbH as payment for consulting services, and (iii) 200,000 shares to Ambit Corporation in connection with the license of certain patented technology in the field of electronic shielding. The 200,000 shares to Ambit Corporation were returned to the Company during the fourth quarter of 2006 in connection with the November 13, 2006 amended license agreement. The value of the common stock issued and received in connection with these transactions has been valued based on the market price of the Company’s common stock on the date of these issuances and receipts.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Warrant Grants

As of December 31, 2006, there were common stock warrants outstanding to purchase an aggregate 9,470,000 shares of common stock pursuant to the warrant grants described below.

On December 27, 2006, the Company granted 200,000 warrants to PR Financial Marketing, LLC (“PRM”) with an exercise price of $0.28 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expires on December 27, 2008. The value of the services received in connection with this agreement, have been measured utilizing the Black-Scholes model as of the date of the warrant grant. The assumptions used in this valuation included: (i) risk-free interest rate of 4.7%, (ii) weighted average expected term of two years; (iii) weighted average expected stock volatility 109% and (iv) expected dividends of zero. This valuation resulted in a fourth quarter 2006 charge of $32,460 included in the Statement of Operations.

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.01 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant and may not be exercised if and to the extent that, immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash. The warrant expires on March 30, 2009 and has been valued, using the Black-Scholes model, as of the date of grant. The assumptions used in this valuation included: (i) risk-free interest rate of 5.1%, (ii) weighted average expected term of 2.7 years, (iii) weighted average expected stock volatility 90% and (iv) expected dividends of zero. This valuation resulted in a third quarter 2006 charge of $3,006,786 included in the caption “Financing fees” in the accompanying Statement of Operations. None of these warrants had been exercised as of December 31, 2006. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

During the first quarter of 2005, the Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 common stock warrants. These warrants have an exercise price of $0.115 per share, were fully vested as of the March 31, 2005 issuance date and had an original expiration date of March 31, 2006. On December 19, 2005, the Board of Directors extended the expiration date of this instrument to March 31, 2007. As a result, the Company recorded $48,442 as an incremental cost for these services reflecting the estimated fair market value associated with the term extension, as calculated using the Black-Scholes valuation method. The assumptions used in this valuation were as follows: (i) risk-free interest rate of 4.49%, (ii) expiration date of the warrant of March 31, 2007, (iii) expected volatility of 113.2%, and (iv) expected dividends of zero. The consulting expenses relating to these warrants were provided during the first quarter of 2005 and were included in Financing fees in the accompanying Statements of Operations. None of these warrants had been exercised as of December 31, 2006. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

8.	INCENTIVE STOCK PLAN

Under the NaturalNano 2005 Incentive Stock Plan, officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

A summary of the status of NaturalNano’s incentive stock plan is presented below:

	2006			2005
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	9,810,000	$0.05	9.34	0
Granted during the year	2,700,000	$0.59	9.59	9,900,000	$0.05	9.34
Exercised	(826,000)	$0.05	8.25	0
Cancelled or forfeited	(1,310,000)	$0.09	8.39	(90,000)	$0.05	9.49
Options outstanding at end of year	10,374,000	$0.19	8.67	9,810,000	$0.05	9.34

Options exercisable at end of year	8,105,666	$0.11	8.48	4,940,000	$0.05	9.29

Available for future grant	2,800,000		10.00	4,190,000	$0.05	10.00

The weighted average fair market value of the options granted during the year were $0.48 and $0.05 (before recapitalization) for 2006 and 2005 respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding 12/31/06	Weighted Average Exercise Price	Weighted Average Remaining Life- Years	Shares Exercisable 12/31/06	Weighted Average Exercise Price

$0.05	7,724,000	$0.05	8.4	7,224,000	$0.05
$0.35 - $0.42	2,115,000	$0.42	4.9	711,666	$0.42
$1.06 - $1.20	330,000	$1.10	9.6	10,000	$1.20
$1.30 - $1.44	205,000	$1.42	9.4	160,000	$1.43
	10,374,000	$0.19	8.67	8,105,666	$0.11

As of December 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2,904,720 and $1,377,963 respectively. During 2006, options for 826,000 common shares were exercised at $0.05 per share, generating $41,300 in proceeds to the Company.

Non-vested stock option activity	Non-vested Shares	Weighted Average Grant Price Fair Value

Non-vested outstanding at December 31, 2005	4,870,000	$0.05
Granted during the year	2,700,000	$0.32
Vested	(3,991,666)	$0.11
Cancelled or forfeited	(1,310,000)	$0.08
Non-vested outstanding at December 31, 2006	2,268,334	$0.37

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The fair value of stock options granted to consultants (including the options granted to Technology Innovations, LLC) has been recorded as an expense of $935,047 for the year ended December 31, 2006, and reflects changes in fair market value since the prior reporting period, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	12/31/06	12/31/05

Risk-free interest rate	4.6% to 5.2%	4.6%
Expected life in years	5 to 10	4.9
Weighted average expected stock volatility	88% -118%	90.5%
Expected dividends	zero	zero

As of December 31, 2006, unvested compensation cost for stock options previously issued to employees was approximately $853,000 and will be recognized in future years through 2009. The unvested cost of stock options previously issued to consultants was approximately $181,000 as of December 31, 2006 and will be revalued quarterly and charged to operations as the vesting occurs, during the periods through 2008, which is when the required performance by the consultants is complete.

In addition to options granted under the NaturalNano, Inc. 2005 Incentive Stock Plan, the Company has made certain option grants, for an aggregate of 90,000 common stock options, outside of this plan. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The cost of the fair value of these stock options has been determined utilizing the Black-Scholes model as described above.

9.	COMMITMENTS AND LEASE OBLIGATIONS

On August 12, 2005 we entered into a non-exclusive license agreement with the United States Department of the Navy, as represented by the Naval Research Laboratory (“NRL”) for non-exclusive rights and a license to patented technologies in the fields of halloysite clay and nanotubules. The license had an original term of six months during which time the parties would actively negotiate a partially exclusive license within specific fields of use. The agreement allows for the extension of the original term from the effective date for the purpose of completing license negotiations. The license is not transferable or assignable and does not allow sub-licenses. The NRL and the Company are engaged in negotiations in connection with the completion of a partially exclusive license and anticipate the completion of such an agreement in 2007. The current agreement includes a non-refundable license issue fee of $10,000, paid at signing, and annual minimum license fees of $5,000 in each of the calendar years 2006 and 2007, and $10,000 for calendar year 2008 and each year thereafter throughout the period of the license. The annual license fees are not refundable and shall be credited toward any payment of royalties earned during the calendar year following such payment.

The Company leases office and laboratory space as well as certain research and development equipment under the terms of various operating leases. Certain of the equipment leases contain purchase options at prices representing the fair market value of the related equipment at the expiration of the term of the lease.

On February 1, 2006, the Company entered into a two year lease agreement that included a one year renewal option that expires on January 31, 2009. This space, representing approximately 3,000 square feet of laboratory space, has been used in establishing our research facility and is located in Rochester, New York. The annual rent for each of the initial two years of the agreement is $46,187 and increases to $47,687, if the final year option is exercised. The Company is also responsible for a pro rata allocation of the operating costs of this facility, to be assessed annually by the landlord. The Company utilizes approximately 4% of the total facility.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On September 19, 2006, the Company entered into a lease agreement covering approximately 2,250 square feet for office space. This lease expires on April 30, 2022 subject to our right to terminate at any time after March 1, 2009 upon 90 days notice. For lease years commencing March 1, 2007 and 2008, we will pay an annual base rent of $44,000. For each year commencing on March 1, 2009 and continuing through April 30, 2011, the base rent will increase by 5% over the previous year’s rent. For each year beginning March 1, 2009 and continuing through April 30, 2017, the base rent will increase by 3% over the previous year’s rent. The landlord is responsible for all real property taxes for the first 38 months of the term; thereafter, the landlord will absorb the first 3% of any increases and half of the remaining 97% will be reimbursed by the Company based on our proportionate share (17%) of the building usage. In addition to being responsible for utilities within our leased space, we have agreed to pay our proportionate share of utility charges for common areas within the building. This facility lease provides for scheduled increases in base rent and as such, rent expense will be charged ratably over the term of the lease resulting in deferred rent payable, which will represent cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

On May 13, 2005, the Company entered into an operating lease agreement for office space expiring May 31, 2008. The lease allowed for the termination at any time after May 31, 2006 upon ninety days prior written notice to the landlord. In accordance with this provision, the Company provided notice to the landlord terminated this agreement during the first quarter of 2007 coincident with the relocation of our primary business operations, described above.

Total rent expense for the years ended December 31, 2006 and 2005 were $79,728 and $ 31,970 respectively.
Presented below are the minimum future payments under these license and lease agreements:

For each of the years ending December 31:	Office and lab space	Equipment	License	Total

2007	$90,897	$26,609	$5,000	$122,506
2008	44,000	11,013	10,000	65,013
2009	45,833	1,550		47,383
2010	48,125	0		48,125
2011	49,723	0		49,723
Thereafter	598,308	0		598,308
Total	$876,886	$39,172	$15,000	$931,058

10.	STOCK PURCHASE AGREEMENT WITH SBI

On July 9, 2006 we entered into the Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI agreed to purchase up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we require SBI to purchase the shares. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares, pursuant to the Stock Purchase Agreement, unless the resale of the shares have been registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement. The registration had not been declared effective by the Securities and Exchange Commission when, on March 1, 2007 the Company formally withdrew the registration statement due to management’s continuing concern as to the viability of this financing agreement. No securities have been sold to SBI in connection with this Purchase Agreement.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

11.	SUBSEQUENT EVENT

8% Senior Secured Convertible Notes and related Warrants

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors.

Pursuant to the Purchase Agreement, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should we issue equity or equity-linked securities at a price per common share below the Conversion Price to the price at which we issue such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at rate of 8% per annum, payable at our option in cash or in shares of our common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently, the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, we can compel conversion of the Notes at the Conversion Price.

Our obligations under the Notes are secured by first priority security interests in substantially all of our assets and substantially all of the assets of our wholly-owned subsidiary, NaturalNano Research, Inc. (“NN Research”). In connection with the grant of these security interests, on March 7, 2007, we entered into a Pledge Agreement (the “Pledge Agreement”) with the Agent and the other investors, pursuant to which we granted to the investors and the Agent a security interest in all of the outstanding shares of the common stock of NN Research. In connection with the grant of these security interests, on March 7, 2007, NN Research entered into the Patent Security Agreement (the “Patent Security Agreement”) with the Agent and the other investors, pursuant to which NN Research granted to the investors and the Agent a security interest in all of NN Research’s patent interests.

As further consideration, on March 7, 2007 we issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share.

On March 7, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Agent and the other investors, pursuant to which we agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes, or, at the option of the investors, in satisfaction of certain liquidated damages provisions in the Registration Rights Agreement.

In connection with the Purchase Agreement, on March 2 and 5, 2007, NN Research entered into Patent Assignment agreements (the “Patent Assignments”) with Technology Innovations, LLC (“TI”), our principal stockholder, pursuant to which TI assigned to NN Research all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted NN Research licenses. TI also agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as defined in the Purchase Agreement.

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

There have been no other changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this annual report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows information about our directors and executive officers as of December 31, 2006:

Name	Age	Position
Steven Katz	58	Director
John F. Lanzafame	39	Director
Sharell Mikesell	63	Director
Michael L. Weiner	59	Director
Cathy A. Fleischer	46	President and Director
Kathleen A. Browne	51	Chief Financial Officer, Treasurer and Secretary

The business experience of each of the persons listed above during the past five years is as follows:

Steven Katz is President of Steven Katz & Associates, Inc., a health care and technology-based management consulting firm specializing in strategic planning, corporate development, new product planning, technology licensing, and structuring and securing various forms of financing. Mr. Katz has been President of Steven Katz & Associates, Inc. since 1982. From January 2000 to October 2001 Mr. Katz was President, Chief Operating Officer and a director of Senesco Technologies, Inc., an American Stock Exchange listed company engaged in the identification and development of proprietary gene technology with application to human, animal and plant systems. From 1983 to 1984 he was a co-founder and Executive Vice President of S.K.Y. Polymers, Inc., a bio-materials company. Prior to this, Mr. Katz was Vice President and General Manager of a non-banking division of Citicorp. From 1976 to 1981 he held various senior management positions at National Patent Development Corporation, including President of three subsidiaries. Prior positions were with Revlon, Inc. (1975) and Price Waterhouse & Co. (1969 to 1974). Mr. Katz received a Bachelors of Business Administration degree in Accounting from the City College of New York in 1969. Mr. Katz resigned his board position with Biophan Technologies, Inc., on March 9, 2007. He is presently a member of the Board of Directors of Health Systems Solutions, Inc., USA Technologies, Inc., and GammaCann International, Inc. as well as several private companies. Mr. Katz has been a Director of the Company since June 1, 2005.

John Lanzafame has served as Chief Operating Officer of Biophan Technologies, Inc. since April 2006 and currently leads operations and business development for Biophan. Mr. Lanzafame joined Biophan in September 2004 and previously served as the President of Nanolution, LLC, the drug delivery division of Biophan. Until early 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters.  Mr. Lanzafame held a variety of positions with STS Biopolymers, including positions in research, product development, and sales and marketing, ultimately leading to his assuming the position of President of STS Biopolymers beginning in 2003.  In 2004, Mr. Lanzafame left STS Biopolymers following sale of the company to Angiotech Pharmaceuticals. Mr. Lanzafame has fifteen years experience in the medical device industry, with a background that includes a bachelor’s degree in chemical engineering and a master’s degree in industrial engineering. Mr. Lanzafame has been a Director of the Company since its inception in 2004.

Sharell L. Mikesell, Ph.D. was elected to the Company’s Board of Directors in April 2006. Dr. Mikesell has served as Co-Chair of the Center for Multifunctional Polymer Nanomaterials & Devices, Ohio’s first state funded multi-university center for nanotechnology, since April 2006. In March 2001, he became the first Executive Director of the Ohio Polymer Strategy Council and continues to serve in that role. In July 2005, Dr. Mikesell was appointed Co-Director of the Center for Multifunctional Polymer Nanomaterials & Devices, Ohio’s first state funded multi-university center in nanotechnology. Dr. Mikesell has 30 years of corporate leadership experience in global research & development and business operations. His background includes experience with polymer and material technologies in diverse positions with major companies including General Electric, Owens-Corning, and Advanced Elastomer Systems, L.P., an Exxon-Mobil subsidiary. Dr. Mikesell’s responsibilities included the global technical leadership for product, process, and applications development as well as applied research and technical support to manufacturing and customers worldwide. Dr. Mikesell has served on several corporate boards and advisory councils including: Corporate representative to the Industrial Research Institute; Advancement Council for the College of Polymer Science and Engineering at the University of Akron; Research Advisory Council of NorTech; Advisory Board of the Ohio Business Development Coalition; Scientific Advisory Board of UTEK Corporation; Board of Asahi Fiberglass in Japan, as an advisor to the Center of Photochemistry at Bowling Green State University; Advisor to the Chemical Engineering Department at the University of West Virginia; Board of Trustees for the Ohio Polymer Enterprise Development, Inc.; PolymerOhio, Inc.; the Edison Polymer Innovation Corporation; and the Olivet Nazarene University Foundation. A native of Ohio, Dr. Mikesell received a Bachelor of Arts in Chemistry from Olivet Nazarene University, Kankakee, Illinois and a Master of Science from the Ohio State University, Columbus. Dr. Mikesell received a Ph.D. Degree in Polymer Science from the University of Akron, Ohio.

Michael L. Weiner is President, Chief Executive Officer and co-founder of Biophan Technologies, Inc. He began his career at Xerox Corporation in 1975, where he served in a variety of capacities in sales and marketing, including manager of software market expansion and manager of sales compensation planning. In 1982, he received the President’s award, the top honor at Xerox for an invention benefiting a major product line. In 1985, Mr. Weiner founded Microlytics, a Xerox spin-off company which developed technology from the Xerox Palo Alto Research Center into a suite of products, including the award-winning Word Finder Thesaurus, with licenses out to over 150 companies, including Apple, Microsoft, and Sony. Microlytics was acquired by a merger with a public company in 1990, which Mr. Weiner then headed up through 1993. In February 1999, Mr. Weiner founded Technology Innovations, LLC, to develop intellectual property assets. In August 2000, Technology Innovations, LLC created a subsidiary, Biomed Solutions, LLC, to pursue certain biomedical and nanotechnology opportunities, investing in embryonic-to-seed stage innovations which generate new ventures and/or licenses. Mr. Weiner is the CEO and a director of Biophan Technologies, Inc., a medical research and development company located in West Henrietta, New York engaged in providing technology to enable implantable medical devices and interventional devices to be used safely and effectively in conjunction with Magnetic Resonance Imaging (MRI), since December 2000. Mr. Weiner serves on the Boards of Biophan Technologies, Inc., Biomed Solutions, LLC, Technology Innovations, LLC, Stem Capture, Inc., OncoVista, Inc., Myotech, LLC, TE Bio, LLC, and Nanoset, LLC,. Mr. Weiner holds seventeen U.S. patents. He has been a Director of the Company since its inception in 2004.

Cathy A. Fleischer, Ph.D., became the President and a Director of NaturalNano, Inc. in November 2006, after joining as Chief Technology Officer in July 2006. The focus of her work since joining NaturalNano has been on the commercialization of the Company’s technology and the expansion of its intellectual property portfolio. Dr. Fleischer is a highly recognized scientist and manager with extensive experience leading diverse technical organizations and teams to deliver in research, business and manufacturing. During the last five years, Fleischer led organizations that delivered highly innovative products and over 200 patents. Dr. Fleischer holds eleven patents individually and has numerous publications in the fields of polymer materials science, composites, adhesion and surface science. During the period of 1992 to June 2006, Dr. Fleischer held a variety of leadership positions at Eastman Kodak, including that of Research & Development Director in Polarizer Films from January 2006 to June 2006; Program Manager in Light Management Solutions from July 2004 to December 2005; Commercialization leader for Optical Display Film polymer from February 2004 to December 2004; Research Manager in Advanced Flexible Substrates Lab from December 2000 to July 2004; and, Research Associate in Manufacturing Research from February 1992 to December 2000. In recent leadership roles, she was responsible for the research, vision and strategy of joint development projects with international corporations including project leadership and patent portfolio development as well as developing technology roadmaps and business cases for new products. From March 1984 to May 1990, Dr. Fleischer served as Senior Development Engineer at Rogers Corporation, a specialty polymers and high-technology company based in Connecticut. Dr. Fleischer received a doctorate degree in Polymer Science from the University of Connecticut and a master’s degree in Chemical Engineering from Massachusetts Institute of Technology. Her undergraduate degree in Bioengineering/Material Science was received at the University of Pennsylvania.

Kathleen A. Browne became Chief Financial Officer of NaturalNano in April 2005. For the period from January 2001 to December 2004, Ms. Browne was the Corporate Controller and Chief Accountant of Paychex, Inc., a payroll service provider in Rochester, New York. During the period from May 1996 to December 2000, she served as the Vice President and Corporate Controller of W.R. Grace, a worldwide specialty chemicals manufacturer located in Boca Raton, Florida. From 1992-1996, Ms. Browne served in various financial positions for Bausch & Lomb in Rochester, New York. From 1977 to 1992, Ms. Browne was with the Rochester, New York office of Price Waterhouse. Ms. Browne holds a Bachelor of Science degree from St. John Fisher College.  She is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs.

Potential Conflicts of Interest

The Chairman of our Board of Directors, Michael L. Weiner is the manager and significant equity holder of Technology Innovations, LLC, which owns approximately 49% of our outstanding common stock. Mr. Weiner and Technology Innovations are significant equity holders of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring for exploitation technologies in the biomedical field. Mr. Weiner and John Lanzafame are on the NaturalNano board of directors and are executive officers of Biophan Technologies, Inc., a company with whose wholly-owned subsidiary, Nanolution, LLC, we have a joint research and development agreement for the development of drug delivery and medical applications utilizing nanotechnology discoveries. Steven Katz is a member of our board of directors and serves as the Chairman of our Audit Committee. Until March 9, 2007, Mr. Katz also served on the board of directors of Biophan Technologies, Inc.

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

Audit Committee. The Audit Committee is currently composed only of Mr. Katz as Chairman. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter which the Board adopted in December 2005. The Audit Committee Charter has been posted on our website at www.naturalnano.com. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board has determined that Mr. Katz meets the qualifications as an audit committee financial expert.

Compensation Committee. The Compensation Committee is composed of Messrs. Weiner and Katz. The responsibilities of the Compensation Committee are more fully set forth in the Compensation Committee Charter which the Board adopted in December 2005. The Compensation Committee Charter has been posted on our website at www.naturalnano.com.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual fee of $8,000. Mr. Katz receives an additional $5,000 annually for serving as the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. In addition, non-employee directors receive an automatic annual option grant of 50,000 common stock options as provided under the Company’s 2005 Incentive Stock Plan. All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2006 to our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Steven Katz	$13,000	$41,430 (3)	$54,430
Ross B. Kenzie (4)	8,000	95,050 (5)	103,050
Sharell L. Mikesell (6)	6,000	95,050 (7)	101,050
John Lanzafame	8,000	41,430 (8)	49,430
Michael L. Weiner	8,000	41,430 (9)	49,430

(1) Certain columnar information required by Item 402(f)(2) of Regulation S-B has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2006.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, of awards pursuant to our 2005 Stock Incentive Plan and may include amounts from awards granted both in and prior to the fiscal year ended December 31, 2006. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company's performance, stock price fluctuations and applicable vesting.

(3) An option to purchase 50,000 shares at an exercise price of $1.10 per share was granted to Mr. Katz on July 19, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 19, 2016. At December 31, 2006, Mr. Katz held options for the purchase of an aggregate of 250,000 shares, of which options for the purchase of 200,000 shares were exercisable.

(4) Resigned on October 31, 2006.

(5) An option to purchase 50,000 shares at an exercise price of $1.44 per share was granted to Mr. Kenzie on June 6, 2006. These options were fully vested on the date of grant and have a termination date of June 6, 2016. An option to purchase 50,000 shares at an exercise price of $1.10 per share was granted to Mr. Kenzie on July 19, 2006. These options required (i) completion of one year of service as a director measured from the date of grant or (ii) continued such service through the day immediately preceding the first annual shareholders meeting following the date of grant. Because Mr. Kenzie resigned before satisfaction of the vesting requirements, these options terminated without becoming exercisable. At December 31, 2006, Mr. Kenzie held options for 50,000 shares, all of which were exercisable.

(6) Elected to the Board April 21, 2006.

(7) An option to purchase 50,000 shares at an exercise price of $1.44 per share was granted to Dr. Mikesell on June 6, 2006. These options were fully vested on the date of grant and have a termination date of June 6, 2016. An option to purchase 50,000 shares at an exercise price of $1.10 per share was granted to Dr. Mikesell on July 19, 2006. These options become fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. These options have a termination date of July 19, 2016. At December 31, 2006, Dr. Mikesell held options for the purchase of an aggregate of 100,000 shares, of which options for the purchase of 50,000 shares were exercisable.

(8) An option to purchase 50,000 shares at an exercise price of $1.10 per share was granted to Mr. Lanzafame on July 19, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 19, 2016. At December 31, 2006, Mr. Lanzafame held options for the purchase of an aggregate of 450,000 shares, of which options for the purchase of 266,667 shares were exercisable.

(9) An option to purchase 50,000 shares at an exercise price of $1.10 per share was granted to Mr. Weiner on July 19, 2006. This option becomes fully vested and exercisable on the earlier of (i) completion of one year of service as a director measured from the date of grant or (ii) continuation of such service through the day immediately preceding the first annual shareholders meeting following the date of grant. This option has a termination date of July 19, 2016. At December 31, 2006, Mr. Weiner held options for the purchase of an aggregate of 50,000 shares, none of which were exercisable.

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

Scientific Advisory Board

The Company’s Scientific Advisory Board is a significant source of technical and scientific expertise and is an integral part of the Company’s technology development and product commercialization team. The advisory board’s purpose is to inform and guide our management on relevant nanotechnology research, development, validation and evaluation in the global marketplace. The advisory board includes experts in a broad range of scientific disciplines including materials science, nanocomposites, plastics and polymers, cosmetics, pharmaceutical, and other related nanotechnologies. These industry experts have agreed to act as a forum for the exchange of ideas on an ad-hoc basis through conference calls and on-site meetings and at relevant industry conferences. The agreement with each member of this board includes confidentiality and non-disclosure criteria as well as technology assignment relevant to the subject matter of the agreement.

The members of our Scientific Advisory Board serve without fixed cash compensation but are each entitled to receive 30,000 stock options that are subject to vesting as follows: 10,000 options vesting on December 1 in the year of grant and 20,000 options vesting on December 1of the year following the date of grant, provided that the option holder remains on the Scientific Advisory Board through these vesting dates. The option exercise price for these grants is determined based on the closing market price of the Company’s stock on the date of grant and generally have ten year terms.

The members of the NaturalNano Scientific Advisory Board are:

David J. Arthur, Chasm Technologies

Mr. Arthur has more than twenty five years experience commercializing products utilizing advanced materials, working at Rogers Corporation, AT Cross Company, TPI Composites, Helix Technology Corporation and Eikos, Inc. He is the co-founder of Chasm Technologies, Inc. a consulting firm that specializes in helping start-up companies commercialize nanotechnology. He is also CEO of SouthWest NanoTechnologies, Inc., a manufacturer of single wall carbon nanotubes. Mr. Arthur has a BS in chemical engineering from Tufts University, a MS in chemical engineering from the University of Connecticut, and an MBA from Northeastern University. He is founding member of American Institute of Chemical Engineers, Materials Research Society, Society for the Advancement of Material and Process Engineering, and Society for Information Display. Mr. Arthur is an inventor on more than twenty five patents.

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

Emmanuel P. Giannelis, Ph.D., Professor of Engineering and Director of Material Science and Engineering at Cornell University

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

John Hickman, President and CEO of Plastech Consulting, Inc.

John Hickman is founder, president and chief executive officer of Ohio-based Plastech Consulting, Inc. (PCI). Founded in 1988, PCI is a full service productivity-based engineering firm providing state-of-the-art solutions to the challenges of today’s plastic products. Mr. Hickman has over 34 years in the polymer industry in management, engineering and consultation. He has held key engineering and management positions with Wealtherchem Corporation, Scott & Fetzer, Carlisle and ITT before founding PCI. Mr. Hickman has over 30 trade secrets and four polymer component patents currently in practice, with several pending. He has been involved in multiple turn-around situations, mostly involving polymer-based companies. One such company under his management, Wealtherchem Corporation, was recognized by Case Western Reserve University’s Weatherhead School of Management as being one of the 100 fastest growing companies in northeast Ohio. Mr. Hickman has significant hands-on experience with nanocomposites, productivity programs, product design/development, concurrent engineering, team building. Labor partnerships, engineering value assessments, market analysis, management evaluations and advanced manufacturing and total business evaluations. Mr. Hickman has a background in chemical engineering from Ohio State University and an MBA from Case Western Reserve University, with management courses beyond the Master’s program. A significant portion of Mr. Hickman’s experience in the polymer industry was obtained on the manufacturing floor, directing a problem-solving environment. In addition, Mr. Hickman completed several assignments as an executive advisor to students in the nationally recognized MBA program at Case Western Reserve University and served as the Co-Chairman of the Technology Committee on the PolymerOhio, Inc. board; on which he is currently a trustee. Mr. Hickman participates on various boards of directors for privately held companies and teaches several plastics-related courses for the Akron Polymer Training Center as well as other clients. The Akron Section of the Society of Plastics Engineers inducted Mr. Hickman into the plastics Hall of Honor located at the University of Akron.

Raymond Kurzweil, Kurzweil Technologies, Inc.

Dr. Kurzweil has been described as “the restless genius” by the Wall Street Journal and “the ultimate thinking machine” by Forbes. In addition, Inc. magazine ranked him #8 among entrepreneurs in the United States calling him the “rightful heir to Thomas Edison,” and PBS included Dr. Kurzweil as one of 16 “revolutionaries who made America.” Dr. Kurzweil is the recipient of the $500,000 MIT-Lemelson Prize, the world's largest prize for innovation. In 1999, he received the National Medal of Technology, the United States’ highest honor in technology. In 2002, he was inducted into the National Inventor's Hall of Fame established by the US Patent Office. As one of the leading inventors of our time, Dr. Kurzweil has worked in such areas as music synthesis, speech and character recognition, reading technology, virtual reality and cybernetic art. He was the principal developer of the first omni-font optical character recognition, the first print-to-speech reading machine for the blind, the first CCD flat-bed scanner, the first text-to-speech synthesizer, the first music synthesizer capable of recreating the grand piano and other orchestral instruments, and the first commercially marketed large-vocabulary speech recognition.

Sir Harold W. Kroto, Nobel Laureate and Francis Eppes Professor for the Department of Chemistry and Biochemistry at Florida State University

Dr. Kroto received the 1996 Nobel Prize for Chemistry, along with colleagues Richard Smalley and Robert Curl, Jr. for the discovery of a new form of carbon, C60, considered one of the most important cornerstones in the development of Nanoscience. Much of today’s nanotechnology research and commercialization focuses on the tubes and wires derived from these spherical carbon molecules, named “buckyballs.” His co-discovery of fullerenes represented a revolution in material science and helped usher in the Nanotechnology age. In 2004, Dr. Kroto was named the Francis Eppes Professor for the Department of Chemistry and Biochemistry at Florida State University. Prior to this, Dr. Kroto taught at the University of Sussex in England for 37 years. In 2001, he won the Royal Society’s prestigious Michael Farady Award, given annually to a scientist who has done the most to further public communication of science, engineering, or technology in the United Kingdom. Dr. Kroto has contributed major research in spectroscopy, liquid-phase interactions, and quantum chemistry.

Duncan Moore, Professor of Optical Engineering and Business Administration at University of Rochester

Dr. Moore is a Professor of Optical Engineering and Business Administration at the university of Rochester.
From 1997 to 2001, Dr. Moore served as Associate Director for technology in the White House Office of Science and Technology Policy for the Clinton Administration. He also served as Science and Technology advisor to Senator John D. Rockefeller IV. Dr. Moore is the Rudolf and Hilda Kingslake Professor of Business and Administration and Entrepreneurship at the Simon Graduate School of Business. He is currently working on several advanced projects including the James Webb Space Telescope, which will be the replacement for the Hubble telescope. From 2002 until 2004, Dr. Moore served as President and Chief Executive Officer of the Infotonics Technology Center, Inc. an industry, academia and governmental partnership fostering cutting-edge research prototyping of new technology and economic development in Upstate New York State. Dr. Moore founded Rochester-based Gradient Lens Corp., which makes and sells industry boroscopes. Other major areas of Dr. Moore’s research include computer-aided design for manufacturing methods, the manufacture of optical systems, medical optics and optics for minimally invasive surgery, and optical instrumentation. He serves on the Board of Trustees of the Rochester museum and Science Center. Dr. Moore earned a doctorate and master degree in Optics from the University of Rochester. His undergraduate degree was received from the University of Maine in Physics. Dr. Moore was elected to the National Academy of Engineering in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1937, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, during the fiscal year ended December 31, 2006, the following Section 16(a) filings were made late by our directors and officers:

Reporting Person	Form	Transaction Date	Filing Date
Cathy A. Fleischer	Form 3	7/24/06	8/17/06
Cathy A. Fleischer	Form 4	11/16/06	11/22/06
Steven Katz	Form 4	7/19/06	11/22/06
John Lanzafame	Form 4	7/19/06	11/22/06
Sharell Mikesell	Form 4	7/19/06	11/22/06
Michael Weiner	Form 4	7/19/06	11/22/06

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the compensation earned by our named executive officers in 2006.

Name and Principal Position	Year	Salary	Bonus	Option Awards (a)	All Other Compen-sation (b)	(#) Securities Underlying Options	Total

Cathy Fleischer, President (11/06 – 12/06) and CTO (7/06 – 12/06)	2006	$53,100*	none	$466,759	none	1,140,000	$519,859

Michael Riedlinger, President (1/06 – 11/06)	2006	$112,500*	$20,000	none	$47,500	none	$180,000

Kathleen Browne, CFO	2006	$135,000	$20,000	none	$80,000	none	$235,000

Sarah Cooper, CTO (1/06-7/06)	2006	$90,961*	none	none	none	none	$90,961

* reflects employment for a partial year.

(a) The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R, for option awards granted pursuant to the NaturalNano 2005 Incentive Compensation Plan. Assumptions used in the calculation of these amounts are included in Note 8 “Incentive Compensation Plan” to the Company’s consolidated financial statements for the year ended December 31, 2006.

(b) The amounts in the column “All Other Compensation” reflect the following items:

•
During 2006, Mr. Riedlinger earned $47,500 in connection with the October 31, 2006 Separation Agreement whereby the Company agreed to pay to Mr. Riedlinger severance over twelve equal bi-weekly installments commencing November 15, 2006.

•
During 2006, Ms. Browne performed financial services for our principal stockholder, Technology Innovations, LLC, and certain of its affiliates. Ms. Browne earned cash remuneration of $54,000 and non-cash remuneration of $26,000 directly from these entities in connection with such activity.

Certain columnar information required by Item 402(a) (2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during 2006.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Incentive Plan (“the Plan.”) The Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of 14,000,000 shares. The Compensation Committee determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. As of December 31, 2006 the Company had granted options for 12,690,000 shares of common stock and 10,464,000 options were outstanding; certain of these options were not subject to the Plan.

In addition to options granted under the NaturalNano, Inc. 2005 Incentive Stock Plan, the Company has made certain option grants, for an aggregate of 90,000 common stock options, outside of this plan. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2006. No named executive officer exercised options or received any stock awards in the fiscal year ended December 31, 2006.

The Company did not grant any stock awards during the year. The following table presents the number and values of exercisable and unexercisable options at December 31, 2006:

	Stock Option Awards
Name	Securities underlying unexercised options(#)Exercisable	Securities underlying unexercised options(#)Unexercisable	Option Exercise Price($)	Option Expiration Date

Cathy A. Fleischer	0	40,000	$0.10	7/24/16
	0	100,000	$1.06	7/24/16
	333,333	666,667	$0.42	11/16/16

Kathleen A. Browne	400,000	0	$0.05	3/1/15
	200,000	200,000	$0.05	7/1/15

Michael Riedlinger	2,000,000	0	$0.05	3/1/15

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 30, 2007 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 15 Schoen Place Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after March 30, 2007. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class(2)
Directors and Executive Officers:
Steven Katz (5)	200,000	*
John F. Lanzafame (5)	500,000	*
Sharell L. Mikesell (5)	50,000	*
Michael L. Weiner (3) (5)	61,356,226	49.9%
Cathy A. Fleischer (5)	633,334	*
Kathleen A. Browne (5)	600,000	*
All Directors and Executive Officers as a group (6 persons)	63,339,560	50.7%

Other 5% Beneficial Owners:

Technology Innovations, LLC (4), (5) 15 Schoen Place
Pittsford, NY 14534	60,925,526	49.6%

Jeffrey Smith 3564 Thorndale Road Pasadena, CA 91107	10,296,251	8.4%

*	Less than 1%

1)	Except as may be set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

2)
Applicable percentage of ownership is based on 121,860,740 shares outstanding together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)
Includes 59,925,526 shares and 1,000,000 options held by or issuable to Technology Innovations, LLC, of which Mr. Weiner is a member and manager. Mr. Weiner disclaims beneficial ownership of the shares held by Technology Innovations, LLC except to the extent of his beneficial ownership of a membership interest in Technology Innovations, LLC.

4)	Includes 1,000,000 shares issuable to Technology Innovations, LLC pursuant to currently exercisable options.

5)
Includes shares that may be acquired upon exercise of stock options, which are exercisable on or prior to May 29, 2007. The shares beneficially owned include: Ms. Fleischer - 633,334 shares; Mr. Katz - 200,000 shares; Mr. Lanzafame - 400,000 shares; Mr. Mikesell - 50,000 shares: Mr. Weiner - 133,333 shares; Ms. Browne - 600,000 shares; Technology Innovations, LLC - 1,000,000 shares; and all Directors and Officers as a group - 3,016,667 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Technology Innovations, LLC (“TI”) is our principal stockholder with an equity ownership of approximately 49% of our outstanding common stock as of December 31, 2006. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. The Chairman of our Board of Directors is the managing member of TI and has a 42.74% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

On July 1, 2005, the Company granted to TI an option to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of these options on the date of grant as determined by the Company’s Board of Directors. This option has a ten-year term and as such expires on July 1, 2015.

On March 2, 2007, TI assigned all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications to NaturalNano. This assignment relinquishes TI’s rights, under the April 27, 2005 license agreement, and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license. The April 27, 2005 exclusive, field of use limited license agreement (the “License Agreement”) with Technology Innovations, LLC granted the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covered several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days, notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of December 31, 2006 and February 14, 2007, $600,000 and $900,000, respectively, had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the 8% Senior Secured Convertible Notes (the “Notes”), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. The 2006 line of credit agreement was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. See Note 11, “Subsequent Event” for additional description of the terms and conditions of the issuance of these Notes.

On December 29, 2004 the Company entered into a Line of Credit Agreement and a Promissory Note with TI that allowed for borrowings of up to $500,000 for working capital purposes and included an interest rate of 8% per annum. This agreement expired and all outstanding advances were repaid as of December 31, 2005.

During the first quarter of 2005, TI paid $10,400 in fees for licensing and business strategy consultations, to a firm owned by Michael Riedlinger, who at the time was our President. During fiscal 2005, Mr. Riedlinger and Sarah Cooper, at the time our Chief Technology Officer, provided technical consultations to our affiliate, Biophan Technologies, Inc. (“Biophan”). In connection with these consulting services, Biophan reimbursed the Company $16,500 and $5,077, respectively, for these services, which represented the cost of the salary and benefits for the proportionate time spent consulting.  During 2006, Ms. Cooper provided consulting services to Biophan and Biophan reimbursed the Company $46,538, which represented the cost of Ms. Cooper's salary and benefits for the proportionate time spent consulting. Neither Mr. Riedlinger nor Ms. Cooper received any additional compensation from either the Company or Biophan for these services.

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan. Biophan is related to the Company’s principal stockholder, Technology Innovations, LLC, through common ownership. This agreement covers the exchange of ideas in support of a new drug delivery capability. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties. All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

ITEM 13. EXHIBITS

NaturalNano, Inc.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Restated Articles of Incorporation	(2)

3.2	Certificate of Change to Articles of Incorporation	(3)

3.3	By-laws	(4)

4.1	NaturalNano, Inc. 2007 Incentive Stock Plan #	*

4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(5)

4.3	Form of Non-Qualified Stock option Agreement #	(6)

4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(7)

4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto	*

4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)

4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)

4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)

4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)

4.10	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(12)

4.11	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(13)

4.12	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(14)

4.13	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)

4.14	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)

4.15	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
10.1	Lease Agreement - Schoen Place	(18)

10.2	Amendment No. 1 to Lease between Schoen Place LLC and NaturalNano, Inc.	(19)

10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(20)

10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005	(21)

10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(22)

10.6	Restated and Amended License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(23)

10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	*

10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(24)

10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(25)

10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(26)

10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(27)

10.12	Employment Letter of Sarah Cooper #	(28)

10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(29)

10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(30)

10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)

10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(32)

10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(33)

10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(34)

10.19	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(35)

10.20	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(36)

10.21	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(37)

14.1	Code of Ethics for CEO and Senior Financial Officer	(38)

21.1	Subsidiaries	(39)

23.1	Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	*

*	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005

2.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 29, 2005

3.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 27, 2006

4.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 2002

5.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 29, 2005

6.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005

7.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006

8.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005

9.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed December 5, 2005

10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007

11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007

12.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006

13.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

14.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007

15.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007

16.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007

17.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007

18.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

19.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

20.	Incorporated by reference to Exhibit 10.2 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006

21.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

22.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007

23.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

24.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006

25.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006

27.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

28.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

29.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006

30.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006

31	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006

32.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

33.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006

34.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006

35.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007

36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007

37.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006

38.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

39.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our accountant is Goldstein Golub Kessler LLP (the “Firm”) which had a continuing relationship with RSM McGladrey, Inc. (RSM) from which it leased auditing staff who were full-time, permanent employees of RSM and through which its partners provided non-audit services. The Firm has no full time employees and therefore, none of the audit services performed for us were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

1)
Audit Fees

The aggregate fees billed and expected to be billed by Goldstein Golub Kessler LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005 and for the related quarterly reports for these periods were $239,300 and $116,900 respectively.

2)
Audit-Related Fees

The aggregate fees billed and expected to be billed by Goldstein Golub Kessler LLP for professional services rendered for assurance and related services for the years ended December 31, 2006 were $15,900.

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

NATURALNANO, INC.

Dated: April 2, 2007	By:	\s\ Cathy A. Fleischer
Name: Cathy A. Fleischer
Title: President and Chief Technology Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

\s\ Cathy A. Fleischer	President and Chief Technology Officer and Director	April 2, 2007
Cathy A. Fleischer	(Principal Executive Officer)

\s\ Kathleen A. Browne	Chief Financial Officer,	April 2, 2007
Kathleen A. Browne	Secretary and Treasurer
(Principal Financial and
Accounting Officer)

\s\ Steven Katz	Director	April 2, 2007
Steven Katz

\s\ John Lanzafame	Director	April 2, 2007
John Lanzafame

\s\ Sharell L. Mikesell Ph.D.	Director	April 2, 2007
Sharell L. Mikesell Ph.D.

\s\ Michael L. Weiner	Director	April 2, 2007
Michael L. Weiner