Form 10QSB
period 2007-03-31
NaturalNano , Inc.
filed 2007-05-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No. 000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15 Schoen Place
Second Floor
Pittsford, New York 14534
(Address of principal executive offices)

(585) 267-4850
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class outstanding as of May 14, 2007:Common Stock, $.001 par value - 121,900,740 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Condensed Consolidated Balance Sheets as of:
	March 31, 2007 (Unaudited) and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2007 and 2006 (Unaudited), and from inception
	December 22, 2004 through March 31, 2007 (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the Period
	from December 22, 2004 (inception) to March 31, 2007 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 and 2006 (Unaudited) and from inception
	December 22, 2004 through March 31, 2007 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Exhibits	26

SIGNATURES		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. and Subsidiary (a development stage company) (the "Company") as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 and the related condensed consolidated statement of stockholders equity (deficiency) and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to March 31, 2007. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006 (not presented herein). In our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 10, 2007

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,783,046	$139,638
Prepaid halloysite materials	15,000	15,000
Other current assets	95,096	49,197
Total current assets	2,893,142	203,835
Non-current assets:
Prepaid halloysite materials	234,650	234,650
Deferred financing costs, net	733,814
License, net of amortization	256,924	265,212
Property and equipment, net	215,387	159,239
Total non-current assets	1,440,775	659,101
Total Assets	$4,333,917	$862,936

Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Current liabilities:
Related party line of credit	$900,000	$600,000
Accounts payable	150,725	241,478
Accrued payroll	110,605	85,550
Accrued expenses	146,355	88,621
Registration rights liability	133,900
Due to related parties	53,975	128,791
Total current liabilities	1,495,560	1,144,440
Non-current liabilities:
8% Senior secured convertible notes, net of $3,240,380 discount	107,120
Other long term liabilites	27,404	28,000
Total Liabilities	1,630,084	1,172,440
Stockholders’ Equity (Deficiency)
Preferred Stock – $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value 200 million authorized,
Issued and outstanding 121,860,740 and 121,700,740, respectively	121,861	121,701
Additional paid in capital	15,395,387	11,105,430
Deficit accumulated in the development stage	(12,813,415)	(11,536,635)
Total stockholders' equity (deficiency)	2,703,833	(309,504)
Total liabilities and stockholders' equity (deficiency)	$4,333,917	$862,936

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		From inception: December 22, 2004
	March 31,		to March 31,
	2007	2006	2007

Income:

Sample revenue			$15,500

Operating expenses:
Research and development (a)	$586,019	$724,378	3,285,729
General and administrative (a)	532,513	1,253,556	6,630,916
	1,118,532	1,977,934	9,916,645

Loss from Operations	(1,118,532)	(1,977,934)	(9,901,145)

Other income (expense):
Income from cooperative research project			180,000
Gain on Atlas Mining warrant		331,800	326,250
Interest expense, net	(158,248)	12,874	(138,292)
Financing fees			(3,280,228)
	(158,248)	344,674	(2,912,270)
Net loss	$(1,276,780)	$(1,633,260)	$(12,813,415)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	121,711,407	120,963,794

(a) Stock based compensation expense included in the Statement of Operations for the quarters ended March 31, 2007 and 2006, respectively, are as follows:

· Research and development expense of $255,895 and $474,343.

· General and administrative expense of $262,004 and $664,117.

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Deficit
	Common Stock		Additional Paid-in	Accumulated in Development	Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for	20,000,000	$20,000	$80,000		$100,000
cash @ $.005 per share
Net loss from inception to 12/31/04				$(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares			273,442		273,442
of common stock for services
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible
bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		0
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from:
$0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)
UNAUDITED
Allocation of proceeds to warrants			3,213,600		3,213,600
Fair market value of 2,947,162 warrants issued with an exercise price of $0.22 price per share in partial payment of financing costs			501,018		501,018
Vesting of stock options granted			517,899		517,899
Grant of common stock for property and
equipment @ $0.36 per share	160,000	160	57,440		57,600
Net loss for the quarter ended 3/31/07				(1,276,780)	(1,276,780)
Balance at March 31, 2007	121,860,740	$121,861	$15,395,387	$(12,813,415)	$2,703,833

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From inception December 22,
	For the three months ended		2004 through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,276,780)	$(1,633,260)	$(12,813,415)
Adjustments to reconcile net loss to net cash
used in operating activites:
Depreciation and Amortization	18,981	11,668	95,554
Amortization of discount on convertible notes	107,120		107,120
Amortization of deferred financing costs	25,304		25,304
Vesting of stock options	517,899	1,138,460	3,758,940
Issuance of warrants for services			3,312,688
Receipt of and gain on Atlas Mining warrant		(331,800)	(506,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(45,899)	(9,419)	(95,096)
Increase in accounts payable,
accrued payroll and accrued expenses	(7,964)	17,900	577,787
Increase (Decrease) in other liability	(596)	4,000	27,404
Net cash used in operating activities	(661,935)	(802,451)	(5,759,614)
Cash flows from investing activities:
Purchase of property and equipment	(9,241)	(30,379)	(204,265)
Purchase of license			(100,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(9,241)	(30,379)	201,985
Cash flows from financing activities:
Proceeds from convertible notes	3,250,000		7,406,000
Advances on related party line of credit	300,000		900,000
Advances from related parties	98,636	26,320	865,013
Repayment of amounts due to related parties	(173,452)	(55,108)	(811,038)
Deferred financing costs	(160,600)		(160,600)
Issuance of common stock			100,000
Proceeds from exercise of stock options		20,000	41,300
Net cash provided by (used in) financing activities	3,314,584	(8,788)	8,340,675
Increase (decrease) in cash and cash equivalents	2,643,408	(841,618)	2,783,046
Cash and cash equivalents at beginning of period	139,638	1,718,365	-
Cash and cash equivalents at end of period	$2,783,046	$876,747	$2,783,046
Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on
notes payable and warrants grants	$3,347,500		$3,347,500
Registration rights liability	$133,900		$133,900
Common stock issued for property and equipment	$57,600		$57,600
Common stock issued for convertible notes			$4,156,000
Settlement of liabilities for services in common stock		$48,340	$170,102
Acquisition of license settled through issuance
of common stock in 2006 (net of $100,000 cash)		$214,000	290,000
Common stock returned and cancelled in
connection with license agreement			$(84,000)

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the discovery, refinement and commercialization of naturally occurring nanoscale materials. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	material additives for polymers, plastics and composites,

•	health and beauty and household products, and

•	agri-chemical products.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations since inception, December 22, 2004. Since inception, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC. Management has taken notable actions in the first quarter of 2007 to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes (the “Notes”) on March 7, 2007 which, net of all cash fees paid, provided net proceeds of $3,089,400. Management believes this funding vehicle will enable the Company to continue as a viable business through 2007. See Note 2 for disclosures relating to the terms of the Notes and related Warrants issued to Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. and Platinum Advisors LLC.

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
March 31, 2007

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 had a material effect on its consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. The Company has open tax years beginning in calendar year 2004 through 2006. None of the Company's tax returns have been examined by federal or state jurisdictions during these periods.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. As of March 31, 2007 there were 59,456,164 shares underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Options

The Company maintains two stock option plans which provide for the granting of nonqualified or incentive stock options to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant. Stock-based compensation costs are recognized on a straight-line basis over the requisite service period thereby aligning these costs with the related service provided.

The NaturalNano, Inc. 2005 Incentive Stock Plan (“the 2005 Plan”) was adopted on September 23, 2005 by the shareholders and Board of Directors of the Company. The 2005 Plan authorizes the issuance of up to 14,000,000 shares of common stock. The NaturalNano, Inc. 2007 Incentive Stock Plan (“the 2007 Plan”) was adopted by the Board of Directors of the Company on February 25, 2007. The 2007 Plan authorizes up to 7,000,000 shares of common stock.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

The Company accounts for the recognition of stock option expenses in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation.”

The fair value of each stock option grant has been determined using the Black-Scholes model. The Black-Scholes method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such option valuation methods require various subjective assumptions including expected stock price volatility. Because the Company’s stock options have characteristics different from those of traded options and because changes in the assumptions can materially affect their fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. No income tax benefits were recognized due to the Company’s net operating loss carry forward position. The Company’s Board of Directors estimated the fair market value of stock option grants made during the first quarter of 2005 at $0.05 per share.

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

2. 8% SENIOR SECURED CONVERTIBLE NOTES AND RELATED WARRANTS

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”).

On March 7, 2007, we issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of our common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of our common stock with an exercise price of $0.22 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities. None of these warrants had been exercised as of March 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

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

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

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

The fair value of the warrants was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Company recorded a discount on the related Notes in the amount of $3,213,600 for the fair value of these warrants. This discount is being amortized on a straight line basis over twenty four months, the life of the Notes. During the quarter ended March 31, 2007, the Company recorded $107,120 in amortization expense for the discount on the convertible notes which is included in interest expense in the accompanying Statement of Operations.

The Black-Scholes valuation model has been used to derive the fair value of the related warrants issued in connection with these Notes. An expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.23 per share. The expiration date used in the valuation model aligns with the warrant life of four years. The dividend yield was assumed to be zero.

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share. The fair market value of the warrants granted in connection with the due diligence services described above has been determined utilizing the Black-Scholes model as of the date of the Purchase Agreement. A charge to Additional Paid-in Capital in the amount of $501,018 reflects the fair market value of the warrants granted in connection with these due diligence services. Other fees of  $160,600 were paid in cash in connection with Purchase Agreement. The deferred financing costs are being amortized on a straight line basis over twenty the four month term of the notes and resulted in amortization expense of $25,304 in the first quarter of 2007.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

Registration Rights Agreement

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this EITF in the first quarter of 2007 in connection with the issuance of the 8% Senior Secured Convertible Notes and related warrants as described below.

On March 7, 2007, we entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which we agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of $0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. In connection with this agreement, the Company has recorded a Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement as November 1, 2007. This liability will be re-assessed quarterly based upon the progress of the Form SB-2 filed with the SEC on May 7, 2007.

3. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our principal stockholder with an equity ownership of 49% of our outstanding common stock as of March 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. The Chairman of our Board of Directors is the managing member of TI and has a 42.74% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

In connection with the Purchase Agreement, described in Note 2 above TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock.

TI and the Company entered into Patent Assignment agreements on March 2, 2007 pursuant to which TI assigned to the Company at no cost all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted licenses. In connection with this agreement, Technology Innovations assigned all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications to NaturalNano. This assignment relinquishes TI’s rights, under the April 27, 2005 license agreement, and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license. The April 27, 2005 exclusive, field of use limited license agreement (the “License Agreement”) with Technology Innovations, LLC granted the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covered several patent applications and provisional patents owned by Technology Innovations LLC that will expire at various future dates.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days, notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of March 31 2007, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. TI further agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as defined in the Purchase Agreement.

On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of the Company’s common stock on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. None of these options have been exercised as of March 31, 2007.

4. TRANSACTIONS WITH ATLAS MINING COMPANY

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

The Company estimates that approximately 30 tons of processed halloysite will be utilized under this supply agreement in the next twelve months. The remaining tonnage available under this agreement is expected to be used by the Company for customer order fulfillment and in research during periods beyond 2007. Accordingly, the balance sheet at March 31, 2007 presents $15,000 of this prepaid contract as a current asset and the balance as a non-current asset to reflect this material sourcing. Research and development expenses are recognized in the period the nanotubules are used in the development of proprietary applications and processes and cost of goods sold will be charged as customer shipments are made.

NaturalNano has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company for delivery of halloysite materials.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

5. INCOME TAXES

As of March 31, 2007, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $6.7 million which expires from 2024 to 2026. The deferred tax asset was comprised of the following:

	March 31, 2007	December 31, 2006
Net operating loss carryforwards	$2,346,078	$2,080,470
Future tax deductions for stock options and warrants granted	2,387,075	2,205,810
Other temporary differences	7,293	20,285
	4,740,446	4,306,565
Valuation allowance	(4,740,446)	(4,306,565)
Net deferred tax asset	$0	$0

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance for the deferred tax assets measured as of March 31, 2007 and as of December 31, 2006.

6. STOCKHOLDERS’ EQUITY

Warrant Issuances

As of March 31, 2007, there were 30,076,254 common stock warrants outstanding pursuant to the warrant agreements described below.

On March 7, 2007, as described in Note 2 above, we issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of our common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of our common stock with an exercise price of $0.22 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities. None of these warrants had been exercised as of March 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

On December 27, 2006, the Company issued 200,000 warrants to PR Financial Marketing, LLC (“PRM”) with an exercise price of $0.28 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expires on December 27, 2008. The value of the services received in connection with this agreement, have been measured utilizing the Black-Scholes model as of the date of the warrant grant and resulted in a fourth quarter 2006 charge of $32,460. None of these warrants had been exercised as of March 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.01 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant and may not be exercised if and to the extent that, immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash. The warrant expires on March 30, 2009 and has been valued using the Black-Scholes model as of the date of grant and resulted in a third quarter 2006 charge of $3,006,786. None of these warrants had been exercised as of March 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

7. INCENTIVE STOCK PLANS

Under the Company’s 2005 and 2007 Incentive Stock Plans, officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards. For the three month periods ended March 31, 2007 and 2006, the Company recorded $517,899 and $1,138,460 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans.

During the three month period ended March 31, 2007, the Company granted 1,200,000 stock options under the Company’s 2007 Incentive Stock Plan. The 2007 Plan was adopted by the Board of Directors on February 25, 2007. This option grant included 300,000 shares vested upon the date of grant, a ten year term, an exercise price of $0.25 per share and a grant date fair value of $0.21 per share. The vesting schedule for these options includes four vesting dates through the third quarter of 2009. The fair market value of these options was determined utilizing the Black-Scholes model, as described below. The March 31, 2007 intrinsic value of the options outstanding and exercisable under the 2007 Plan was $84,000 and $21,000, respectively. No option grants made in connection with the 2007 Plan were exercised or cancelled during the quarter ended March 31, 2007 and accordingly, there are 5,800,000 option shares available for future grant under this plan.

During the three month period ended March 31, 2007, the Company issued two stock option grants aggregating 2,500,000 options under the Company’s 2005 Incentive Stock Plan. These option grants included 625,000 shares that vested upon the date of grant, terms of five and ten years, an exercise price of $0.25 per share and grant date fair values of $0.18 and $0.23 per share. The vesting schedule for these options includes various vesting dates through 2010. The fair market value of the options was determined utilizing the Black-Scholes model, as described below. No option grants made in connection with the 2005 Plan were exercised or cancelled during the quarter ended March 31, 2007 and accordingly, there were 300,000 shares available for future grant under this plan. Total vested options exercisable under this plan as of March 31, 2007 totaled 9,030,665 option shares. The March 31, 2007 intrinsic value of the options outstanding and exercisable, under the 2005 Incentive Stock Plan, was $2,846,383 and $2,889,813, respectively. Unvested compensation cost for stock options previously granted to employees and consultants was $584,760 and $702,190, respectively as of March 31, 2007 and will be recognized in future years through 2010.

In addition to options granted under the Company’s 2005 and 2007 Incentive Stock Plans, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The cost of the fair value of these stock options has been determined utilizing the Black-Scholes model as described below.

The fair value of stock options granted to consultants has been recorded as an expense of $193,380 for the three month period ended March 31, 2007, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	3/31/07	3/31/06
Risk-free interest rate	4.5-4.6%	4.6%
Expected life in years	4.7-10	4.9
Weighted average expected stock volatility	111-112%	90.5%
Expected dividends	none	zero

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

8. STOCK PURCHASE AGREEMENT WITH SBI

On July 9, 2006 we entered into the Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI agreed to purchase up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we require SBI to purchase the shares. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares, pursuant to the Stock Purchase Agreement, unless the resale of the shares have been registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement. The registration had not been declared effective by the Securities and Exchange Commission when, on March 1, 2007, the Company withdrew the registration statement. No securities have been sold to SBI in connection with this Purchase Agreement.

9. COMMITMENTS

During the first quarter of 2007, the Company entered into several lease agreements for laboratory equipment classified as capital leases. The capitalized cost of such leased equipment will be included in property and equipment upon receipt of the equipment and the related amortization will be included in depreciation expense relating to research and development. The cash contractual obligations relating to these capital leases are presented separately in the table below under the caption Capital Equipment.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

The following table presents the Company’s cash contractual obligations as of March 31, 2007:

For the period ending December 31:	Capital Equipment	Equipment	Office and lab space	License	Total

2007	$59,863	$22,405	$33,000	$5,000	$120,268
2008	90,828	11,013	44,000	10,000	155,841
2009	30,965	1,550	45,833	0	78,348
2010	0	0	48,125	0	48,125
2011	0	0	49,723	0	49,723
Thereafter	0	0	598,308	0	598,308
Total contractual cash obligations	$181,656	$34,968	$818,989	$15,000	$1,050,613

The leased office and laboratory space are subject to certain escalations for our proportionate share of increases on the buildings operating costs. Rent expense is charged to operations ratably over the term of the lease which results in deferred rent payable representing cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

General

We are a development stage company and expect to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers, plastics and composites, and cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes.

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

Liquidity and Capital Resources

Overview

As of March 31, 2007 the Company had a cash balance of $2,783,046 and working capital of $1,397,582, which reflects the receipt, in the first quarter of 2007, the net proceeds of $3,089,400 from the 8% Senior Secured Convertible Notes, as further described in Note 2 to the financial statements. Since inception on December 22, 2004, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

Management has taken actions to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes on March 7, 2007 which, net of fees, provided net proceeds of $3,089,400 on March 7, 2007. Management believes this funding vehicle will enable the company to continue as a viable business through the end of 2007. We plan to fund our research and development and commercialization activities by utilizing the proceeds of this private placement funding.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Line of Credit Agreements with TI

As further described in Note 3 “Agreements with Technology Innovations, LLC” our principal shareholder Technology Innovations, LLC provided us with a $1 million line of credit (the “2006 line of credit”). TI is headed by Michael L. Weiner, the Chairman of our Board of Directors who is a 42.7% owner of TI. Under the 2006 line of credit agreement, the Company initiated and received advances of $900,000 through February 14, 2007. Amounts borrowed under the line bear interest at the rate of 8% per annum. The 2006 TI line of credit was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors.

On March 7, 2007 in connection with the Loan and Security Agreement (the “Loan and Security Agreement”) with Platinum Partners Long Term Growth IV, Longview Specialty Financing, Inc. and Platinum Investors LLC., TI agreed that, as long as any notes were outstanding under this Agreement, TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement.

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

Stock-based compensation

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R. Results for prior periods have not been restated. The Company previously accounted for its employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the quarter ended March 31, 2007, the Company recorded stock-based compensation costs of $517,899 in accordance with SFAS No. 123(R).

As of March 31, 2007, unvested compensation cost for stock options previously issued to employees was $584,760 and will be recognized in future years through 2010. The unvested cost of stock options previously issued to consultants was $702,190 as of March 31, 2007 and will be revalued quarterly and charged to operations as the vesting occurs, during the periods through 2009, which is when the required performance by the consultants is complete.

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

For the three month periods ended March 31, 2007 and 2006, we incurred costs of $586,019 and $724,378, respectively, in our research and development programs. Capital expenditures relating to research and development efforts aggregated $9,241 and $20,393, respectively during these quarterly periods. The equipment additions in the first quarter of 2007 included an injection mold press, mixer and an auto furnace for use in on-site material characterization and evaluation. In addition to these purchases, the Company also entered into several capital lease agreements for our research and development programs including: a twin screw extruder and a dynamic mechanical analyzer (“DMA”) and thermal gravitometric analyzer (“TGA”), for delivery in the second quarter of 2007.

The twin screw extruder is the primary piece of equipment needed for compounding (melt blending) the polymer and HNT materials to produce pilot scale quantities of the Pleximer products. The DMA and TGA are tools for characterizing the thermal stability and strength of our nancomposite formulations.

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

2007 Accomplishments to-date:

•
Research and commercialization efforts are progressing on the development of our first generation product PleximerTM, a halloysite-polymer concentrate, which is planned for introduction in the fourth quarter of 2007. The Pleximer product utilizes unique proprietary technologies with specially treated halloysite nanotubes. The combination of these processed halloysite nanotubes with polymers is developed to result in a low cost nanocomposite material with notable improvements in strength and modulus (resistance to fracture) without sacrificing ductility (ability to flow without breaking), demonstrating reduced component weight and improved performance at higher temperatures.

•
A Joint Development Agreement (JDA) was negotiated in the first quarter and signed on April 24, 2007 with Cascade Engineering, a leading developer and manufacturer of innovative plastics solutions for multiple markets, including the polymer composites industry. The new partnership will center on commercializing NaturalNano’s Pleximer™ products for a wide-range of industries. Our partnership with Cascade is a critical step in our path to Pleximer’s commercialization and introduction into the market in 2007 and meets our first objective on the path to commercialization. Combining our halloysite nanotube surface functionalization and compatibilization technology with Cascade’s expertise in polymer compounding and molding, we provide the components needed to meet our Pleximer commercialization timeline.

•
A second JDA was also negotiated in the first quarter and also signed in April with Nylon Corporation of America, Inc. (NYCOA), a leader in the nylon polymerization and compounding industry. NaturalNano and NYCOA will work to commercialize NaturalNano’s nylon Pleximer products for the enhancement of the mechanical properties of nylon nanocomposites. This development program is expected to identify specific nylon-based product applications leading to supply agreements in the fourth quarter of 2007. This technology is expected to fulfill market opportunities in a variety of performance driven applications for lightweight, tough nylon nanocomposites. The collaboration will accelerate the development of novel, high-value materials for these emerging markets.

Our testing of pilot scale compounding and molding trials of polypropylene nanocomposites exhibited excellent dispersion up to 30% HNT concentration. In addition, significant strength enhancement properties were obtained without sacrificing ductility, similar to finding observed in similar nylon trials in 2006. This a key step in the development of polypropylene-based Pleximer.

•
Intellectual property development continued in the first quarter with the filing of a Pleximer patent on February 7, 2007. We also made notable progress on coating and adhesion patents by broadening the applications for halloysite to include adhesives, lubricants and protective coating products. These related patents were filed on April 6, 2007.

•
Our laboratory was equipped with capital investments in materials processing and testing including extrusion, molding, mixing, and mechanical testing equipment. These capital investments will provide us with the tools needed to run the full Pleximer process at the pilot scale. We expect that our research and development in polymer nanocomposites, elution and encapsulation technologies will allow us to identify new commercial opportunities and assist us in commercializing our intellectual property portfolio.

•
We expanded our R&D staff, with the addition of a Ph.D. polymer scientist with 30+ years of experience, to provide expertise to enhance our capabilities in HNT surface treatment and formulation. We will continue to make investments in technical research headcounts through the balance of the year.

•
In March we completed a significant convertible debt financing $3,347,500 million in cash. This financing includes a conversion feature linked with our stock price that could lead to an incremental cash inflow if our market price achieves a per share trading price of $0.75 per share for twenty consecutive trading days. The funds will be used to continue research and commercialization efforts for our Pleximer product.

Comparison of Statement of Operations for the quarterly periods ended March 31, 2007 and 2006

Operating Expenses

Total research and development expenses for the quarter ended March 31, 2007 were $586,019, which reflects a decrease of $0.1 million in total research and development expenses of $724,378 in the comparable period in 2006. After giving effect for the non-cash expenses relating stock options, the year-over-year research and development expenses reflect an increase of $80,089 in spending. Our researchers have made incremental investments in headcount and in laboratory equipment and supplies as our product attribute testing and validation efforts continue in our development of Pleximer related products. As of March 31, 2007 we employed 5 individuals on our research and development team.

Total general and administrative expenses for the quarter ended March 31, 2007 were $532,513, which reflects a decrease of $0.7 million in general and administrative expenses of $1,253,556 in the comparable period in 2006. After giving effect for the non-cash expenses relating stock options, the year-over-year general and administrative expenses reflect a decrease of $300,931. The most significant component of this decrease since 2006 resulted from a reduction in spending in the areas of: marketing, communication, conferences and seminars in the first quarter of 2007.

Other Income (expense)

Interest expense (net) for the quarter ended March 31, 2007 was a net expense of $158,248,which reflects interest income earned on money market accounts of $8,621 offset by accrued interest and amortization of debt discount and deferred debt issuance costs of $166,869. The components of the 2007 first quarter interest expense includes accrued interest expense on the TI line of credit of $16,592, accrued interest on the 8% Senior secured convertible notes of $17,853, amortization of debt discount of $107,120 and amortization of deferred debt issue costs of $25,304. For the quarter ended March 31, 2006 the Company had interest income of $12,874, reflecting income earned on money market accounts.

On January 28, 2005, NaturalNano was granted a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. The Company accounted for this warrant as a free-standing derivative and as such recorded the warrant at its fair market value on quarterly basis which resulted in a non-cash unrealized gain, in the first quarter of 2006, of $331,800. This warrant was sold in the third quarter of 2006, so there is no corresponding amount in the first quarter of 2007.

Comparison of Statement of Cash flows for the quarters ended March 31, 2007 and 2006

Operating activities

Total cash used in operating activities for the first quarter of 2007 was $661,935, which reflects a decrease of $0.1 million compared to the total cash used in operations of $802,451 in 2006. As indicated above, this decrease reflects reduced spending in the areas of marketing, communication, conferences and seminars in the first quarter of 2007 offset by increased investment in our research laboratory and staff. Non-cash expenses for amortization of debt discount and deferred financing costs were incurred in the first quarter of 2007 in connection with the 8% senior secured convertible debt, as described in Note 2 to the first quarter 2007 financial statements.

Investing activities

Net cash used in investing activities in the first quarter of 2007 was $9,241, which reflects cash used for capital expenditures in our laboratory. Also during the first quarter of 2007, the Company issued 160,000 shares of common stock in payment for leasehold improvements in connection with our office relocation. The Company made capital investments of $30,379 in the first quarter of 2006, of which $20,393 was for research and development and $9,986 was for general and administrative efforts.

Financing activities

Net cash provided from financing activities in the first quarter of 2007 was $3,314,584, which reflects the net proceeds received from the investors in connection with the 8% senior secured convertible notes on March 7, 2007. During the first quarter of 2007, the Company also initiated advances in accordance with the TI line of credit agreement and thereby providing cash for use in operations of $300,000. During the first quarter of 2007 and 2006, the Company made net cash payments to affiliated entities for shared services agreements, of $74,817 and $28,788, respectively. During the first quarter of 2006, several participants in the Company’s Incentive Stock Plan exercised their option agreements and provided $20,000 in cash inflows.

Capital resources

We anticipate our capital spending in support of research, product development and intellectual property will continue as our characterization testing expands to commercialization formulations which, we believe will result in product sale in the fourth quarter of 2007. Total capital expenditures for the quarters ended March 31, 2007 and 2006 totaled $66,841 and $30,379, respectively. Projected capital spending for the twelve month period ending December 31, 2007 is forecast to be $256,300.

We currently employ 8 full-time employees. Our 2007 plan anticipates the hiring of 3 additional employees by the end of 2007.

Note Regarding Merger

Prior to November 29, 2005, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) known as “Cementitious Materials, Inc.” Pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (the “Merger Agreement”) by and among the Company, Cementitious Acquisitions, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., now known as NaturalNano Research, Inc. (“NN Research”), on November 29, 2005 Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, we changed our name to “NaturalNano, Inc.” As a result of the Merger, we ceased being a shell company. Except where the context indicates otherwise, all references in this prospectus to “us”, “NaturalNano” or “the Company” refer, with respect to periods prior to the Merger, to NN Research and, with respect to periods after the Merger, to the consolidated enterprise consisting of NaturalNano, Inc. and NN Research.

Note Regarding Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this prospectus. You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	the successful implementation of research and development programs;

•	the ability to demonstrate the effectiveness of our technology;

•	the timeline for customer accreditation for product formulations;

•	our ability to enter into strategic partnering and joint development agreements;

•	our ability to competitively market our Pleximer and filled tube products;

•	the terms and timing of product sales and licensing agreements;

•	the timing and approval of filed and pending patents applications;

•	the ability to raise additional capital to fund our operating and research activities until we generate adequate cashflow from operations;

•	our ability to attract and retain key personnel and;

•	general market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of March 31, 2007, the Company did not participate in any derivative financial instruments, or other financial commodity instruments for which fair value disclosure would be required under FAS No. 107.

Primary Market Risk Exposures.

The Company’s primary market risk exposure is in the area of interest rate risk as associated with its investment in money market investments. The Company’s investment in money market accounts is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the shot-term nature of these investments. The Company does not engage in any foreign currency transactions.

Item 4. Controls and Procedures

Based on the evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined by in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes in Risk Factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2007, pursuant to a Loan and Security Agreement (the “Purchase Agreement”) with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors. Pursuant to the Purchase Agreement, we issued $3,347,500 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (subject to certain anti-dilution adjustments. On March 7, 2007 we also issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. Each series of Warrants contain provisions for anti-dilution adjustments to the exercise prices. In connection with those issuances, on March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share (subject to certain anti-dilution adjustments). The Notes and Warrants were issued in a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof and Regulations D and S promulgated thereunder.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Exhibits

Exhibit No.	Exhibit Description	Location

4.1	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(1)

4.2	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(2)

4.3	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(3)

4.4	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(4)

4.5	Form of Series C Common Stock Purchase Warrant issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(5)

4.6	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(6)

10.1	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named there	(7)

10.2	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(8)

10.3	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(9)

10.4	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named there	(10)

10.5	Amendment No. 1 to Lease between Schoen Place LLC and NaturalNano, Inc.	(11)

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	*

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

* Filed herewith

(1) Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007.

(2) Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007.

(3) Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007.

(4) Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007..

(5) Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007.

(6) Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007.

(7) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2007.

(8) Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007.

(9) Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007.

(10) Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 8, 2007

(11) Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALNANO, INC.
(Registrant)

By: /s/ Cathy A. Fleischer

Name: Cathy A. Fleischer
Title: President
(Principal Executive Officer)
Date: May 15, 2007

By: /s/ Kathleen A. Browne

Name: Kathleen A. Browne
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2007