Form 10QSB
period 2007-06-30
NaturalNano , Inc.
filed 2007-08-13
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2007,

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

Class outstanding as of August 10, 2007: Common Stock, $.001 par value - 121,990,740 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of:
	June 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and six months
	ended June 30, 2007 and 2006 (Unaudited), and from inception
	December 22, 2004 through June 30, 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the Period
	from December 22, 2004 (inception) to June 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2007 and 2006 (Unaudited) and from inception
	December 22, 2004 through June 30, 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Plan of Operations	17

Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 5.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Exhibits	31

SIGNATURES		32

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,760,272	$139,638
Prepaid halloysite materials	15,000	15,000
Other current assets	86,038	49,197
Total current assets	1,861,310	203,835
Non-current assets:
Prepaid halloysite materials	234,650	234,650
Deferred financing costs, net	637,870
License, net of amortization	248,636	265,212
Property and equipment, net	474,245	159,239
Total non-current assets	1,595,401	659,101
Total Assets	$3,456,711	$862,936

Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Current liabilities:
Related party note payable		$600,000
Accounts payable	$104,145	241,478
Accrued payroll	81,060	85,550
Accrued expenses	60,622	88,621
Capital lease obligations - current	76,986
Registration rights liability	133,900
Due to related parties	14,629	128,791
Total current liabilities	471,342	1,144,440
Non-current liabilities:
Related party note payable	951,288
8% Senior secured convertible notes, net of $2,834,217 discount	513,283
Capital lease obligations	73,415
Other long term liabilites	28,614	28,000
Total Liabilities	2,037,942	1,172,440
Stockholders’ Equity (Deficiency)
Preferred Stock – $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value 200 million authorized,
Issued and outstanding 121,930,740 and 121,700,740, respectively	121,931	121,701
Additional paid in capital	15,655,581	11,105,430
Deficit accumulated in the development stage	(14,358,743)	(11,536,635)
Total stockholders' equity (deficiency)	1,418,769	(309,504)
Total liabilities and stockholders' equity (deficiency)	$3,456,711	$862,936

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		From inception:
	June 30,		June 30,		December 22,
	2007	2006	2007	2006	2004 to June 30, 2007

Income:

Sample revenue	$3,250	$15,000	$3,250	$15,000	$18,750

Operating expenses:
Research and development (a)	470,585	372,371	1,056,604	1,096,749	3,756,314
General and administrative (a)	518,036	1,213,054	1,050,549	2,466,610	7,148,952
	988,621	1,585,425	2,107,153	3,563,359	10,905,266

Loss from Operations	(985,371)	(1,570,425)	(2,103,903)	(3,548,359)	(10,886,516)

Other income (expense):
Interest (expense) income, net	(559,957)	4,806	(718,205)	17,680	(698,249)
Income from cooperative research project					180,000
Gain (loss) on warrant		(95,550)		236,250	326,250
Financing fees					(3,280,228)
	(559,957)	(90,744)	(718,205)	253,930	(3,472,227)

Net loss	(1,545,328)	$(1,661,169)	$(2,822,108)	$(3,294,429)	$(14,358,743)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	121,895,136	121,746,296	121,803,462	121,356,793

(a) Stock based compensation expense included in the Statement of Operations for the three and six month periods ended June 30, 2007 and 2006, respectively, are as follows:
· Research and development expense of $96,166 and $352,061 for the three and six month periods in 2007 and, $151,773 and $626,116 for the three and six month periods in 2006.
· General and administrative expense of $160,598 and $422,602 for the three and six month periods in 2007 and, $586,532 and $1,250,649 for the three and six month periods in 2006.

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

				Deficit
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000		$100,000
Net loss from inception to 12/31/04				$(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible
bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		0
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from:
$0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)
UNAUDITED
Allocation of proceeds to warrants			3,213,600		3,213,600
Fair market value of 2,947,162 warrants issued with an exercise price of $0.22 price per share in partial payment of financing costs			501,018		501,018
Vesting of stock options granted			774,663		774,663
Grant of common stock for services
@ $0.36 per share	160,000	160	57,440		57,600
Exercise of stock options @ $.05 per share	70,000	70	3,430		3,500
Net loss for the six months ended 6/30/07				(2,822,108)	(2,822,108)
Balance at June 30, 2007	121,930,740	$121,931	$15,655,581	$(14,358,743)	$1,418,769

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From inception
	For the six months ended		December 22,
	June 30,		2004 through
			June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	($2,822,108)	($3,294,429)	$(14,358,743)
Adjustments to reconcile net loss to net cash
used in operating activites:
Depreciation and Amortization	41,331	28,104	117,904
Amortization of discount on convertible notes	513,283		513,283
Amortization of deferred financing costs	121,248		121,248
Vesting of stock options	774,663	1,876,765	4,015,704
Issuance of warrants for services			3,312,688
Receipt of and gain on Atlas Mining warrant		(236,250)	(506,250)
Net loss on disposal of equipment	6,009		6,009
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(36,841)	(17,225)	(86,038)
Increase in accounts payable,
accrued payroll and accrued expenses	(169,822)	122,911	415,929
Increase (Decrease) in other liability	614	2,500	28,614
Net cash used in operating activities	(1,571,623)	(1,517,624)	(6,669,302)
Cash flows from investing activities:
Purchase of property and equipment	(134,198)	(127,796)	(329,222)
Purchase of license			(100,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(134,198)	(127,796)	77,028
Cash flows from financing activities:
Proceeds from convertible notes	3,250,000		7,406,000
Advances on related party line of credit	300,000	300,000	900,000
Advances from related parties	234,297	134,691	1,000,674
Repayment of amounts due to related parties	(297,172)	(35,328)	(934,758)
Repayment of capital lease obligations	(3,570)		(3,570)
Deferred financing costs	(160,600)		(160,600)
Issuance of common stock			100,000
Proceeds from exercise of stock options	3,500	40,333	44,800
Net cash provided by financing activities	3,326,455	439,696	8,352,546
Increase (decrease) in cash and cash equivalents	1,620,634	(1,205,724)	1,760,272
Cash and cash equivalents at beginning of period	139,638	1,718,365	-
Cash and cash equivalents at end of period	$1,760,272	$512,641	$1,760,272

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on notes payable and warrants grants	$3,347,500		$3,347,500
Registration rights liability	$133,900		$133,900
Common stock issued for property and equipment	$57,600		$57,600
Capital lease obligations	$153,971		$153,971
Common stock issued for convertible notes			$4,156,000
Settlement of liabilities for services in common stock		$48,340	$170,102
Acquisition of license settled through issuance of common stock in 2006 (net of $100,000 cash)			$290,000
Common stock returned and cancelled in connection with license agreement		$214,000	($84,000)

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 and the cumulative period from December 22, 2004 (inception) to June 30, 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company and is expected to remain so for at least the next twelve months. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetics and personal care products,
•	household products, and
•	agrichemical products.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations since inception, December 22, 2004. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its parent and majority owned shareholder Technology Innovations, LLC.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

During the first quarter of 2007 the Company completed a private placement of $3,347,500 of 8% Senior Secured Convertible Notes (the “Notes”) which, net of cash fees paid, provided net proceeds of approximately $3.1 million. The proceeds from these notes will fund the Company’s business and research programs through the end of 2007. The terms of this financing transaction and the related agreements are described in Note 2, below.

The Company had a cash balance, as of June 30, 2007, of $1,760,272 and has experienced an average monthly cash usage of $252,000 during the first six months of 2007. Management believes the Company has adequate cash to fund its operations and invest in its planned research and development programs through the end of 2007.

The Company estimates that it will need to raise additional capital by the beginning of 2008 to accomplish its product development and research strategies. The Company does not have a commitment for this capital and cannot be assured that additional capital will be available on terms acceptable to it, or at all. The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

Property and Equipment and Capital Lease Agreements

Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Costs of internally developed intellectual property rights with indeterminate lives are expensed as incurred.

During the second quarter of 2007, the Company entered into various capital lease obligations for laboratory and testing equipment. Assets under capital lease as of June 30, 2007 have been included in property and equipment.

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

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive. As of June 30, 2007 there were 59,436,164 shares underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

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

The fair value of each stock option grant has been determined using the Black-Scholes model. The Black-Scholes method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Such option valuation methods require various subjective assumptions including expected stock price volatility. Because the Company’s stock options have characteristics different from those of traded options and because changes in the assumptions can materially affect their fair value estimate, in management’s opinion the existing model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. No income tax benefits were recognized due to the Company’s net operating loss carry forward position.

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
June 30, 2007

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. 8% SENIOR SECURED CONVERTIBLE NOTES AND RELATED WARRANTS

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represent an aggregate of 15,215,910 common shares issuable upon the conversion of the principal amount of the notes at the fixed conversion price of $0.22 per share.

On March 7, 2007, we issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of our common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of our common stock with an exercise price of $0.22 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans).  None of these warrants had been exercised as of June 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

Pursuant to the Purchase Agreement, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should we issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans) at a price per common share below the Conversion Price to the price at which we issue such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at rate of 8% per annum, payable at our option in cash or in shares of our common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently, the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, we can compel conversion of the Notes at the Conversion Price.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

The fair value of the warrants was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Company recorded a discount on the related Notes in the amount of $3,213,600 for the fair value of these warrants. This discount is being amortized on a straight line basis over twenty four months, the life of the Notes. During the three and six month periods ended June 30, 2007, the Company recorded $406,163 and $513,283, respectively in amortization expense relating to the discount on the convertible notes. This amortization is included in interest expense in the accompanying Statement of Operations.

The Black-Scholes valuation model was used to derive the fair value of the related warrants on the date of grant, issued in connection with these Notes. An expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.23 per share. The expiration date used in the valuation model aligns with the warrant life of four years. The dividend yield was assumed to be zero.

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share. The fair market value of the warrants granted in connection with the due diligence services described above has been determined utilizing the Black-Scholes model as of the date of the Purchase Agreement. Total compensation paid to Platinum Advisors LLC as agent was $696,018 comprised of: $97,500 in cash, a Note in the amount of $97,500 and warrants with a fair market value of $501,018 on the date of issuance.

A charge to Additional Paid-in Capital in the amount of $501,018 reflects the Black-Scholes fair market value of the warrants granted to the Agent in connection with these due diligence services. Total deferred financing costs incurred in connection with this transaction were $759,118. These costs are being amortized on a straight line basis over the term of the notes and resulted in amortization expense of $95,944 and $121,248, respectively, in the three and six month period ended June 30, 2007.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

If the Platinum and Longview warrants (described above) are exercised in full, we will be obligated to pay Platinum Advisors an additional due diligence fee of $365,625.

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

On March 7, 2007, we entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which we agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date, or within 150 days if the Company receives a comment letter from the SEC, and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of $0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. The maximum liquidated damages payable under this agreement are $803,400. In connection with this agreement, the Company has recorded a Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement as November 1, 2007. This liability will be re-assessed quarterly based upon the registration progress of the Form SB-2 (as originally filed on May 7, 2007 and as amended on August 3, 2007.)

3. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our parent and our majority stockholder with an equity ownership of 56.8% of our outstanding common stock as of June 30, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. One of our Board of Directors has an 11.29% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

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

TI and the Company entered into Patent Assignment agreements on March 2, 2007 pursuant to which TI assigned to the Company at no cost all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted licenses. In connection with this agreement, Technology Innovations assigned all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications to NaturalNano. This assignment relinquishes TI’s rights, under the April 27, 2005 license agreement, and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license. The April 27, 2005 exclusive, field of use limited license agreement (the “License Agreement”) with Technology Innovations, LLC granted the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covered several patent applications and provisional patents owned by Technology Innovations, LLC that will expire at various future dates.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. On March 31, 2007, the expiration date of this agreement, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed as long as any Notes were outstanding, except as defined in the Purchase Agreement (see Note 2).

On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of the Company’s common stock on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. None of these options have been exercised as of June 30, 2007.

4. TRANSACTIONS WITH ATLAS MINING COMPANY

On December 29, 2004, the Company contracted with Atlas Mining Company (OTC BB: ALMI) in Utah for the purchase of 500 tons of processed halloysite nanotubes. The Company paid $500 per ton for an aggregate of $250,000 to a designated distributor of Atlas Mining with an additional $100,000 payable when commercial shipments in excess of $250,000 are achieved, thereby resulting in an average purchase price of $700 per ton for this initial supply of halloysite. As additional consideration, NaturalNano agreed to pay Atlas an additional 10% based on the proceeds of sales from unaffiliated customers in instances where the purchase price is in excess of $700 per ton up to a maximum of $2,000 per ton when the Atlas Mining halloysite is used in our finished products.

The Company estimates that approximately 30 tons of processed halloysite will be utilized under this supply agreement in the next twelve months. The remaining tonnage available under this agreement is expected to be used by the Company for customer order fulfillment and in research during periods beyond 2007. Accordingly, the Balance Sheet reflects $15,000 of this prepaid contract as a current asset and the balance as a non-current asset to reflect this material sourcing. Research and development expenses are recognized in the period the nanotubules are used in the development of proprietary applications and processes and cost of goods sold will be charged as customer shipments are made.

NaturalNano has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company for delivery of halloysite materials.

5. INCOME TAXES

As of June 30, 2007, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $7.7 million which expires from 2024 to 2026. The deferred tax asset was comprised of the following:

	June 30, 2007	December 31, 2006
Net operating loss carryforwards	$2,715,421	$2,080,470
Future tax deductions for stock options and warrants granted	2,110,105	2,205,810
Other temporary differences	23,006	20,285
	4,848,532	4,306,565
Valuation allowance	(4,848,532)	(4,306,565)
Net deferred tax asset	$0	$0

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance for the deferred tax assets measured as of June 30, 2007 and as of December 31, 2006.

6. STOCKHOLDERS’ EQUITY

Warrant Issuances

As of June 30, 2007, there were 30,076,254 common stock warrants outstanding pursuant to the warrant agreements described below.

On March 7, 2007, as described in Note 2 above, we issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of our common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of our common stock with an exercise price of $0.22 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities. None of these warrants had been exercised as of June 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

On December 27, 2006, the Company issued 200,000 warrants to PR Financial Marketing, LLC (“PRM”) with an exercise price of $0.28 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expires on December 27, 2008. The value of the services received in connection with this agreement, have been measured utilizing the Black-Scholes model as of the date of the warrant grant and resulted in a fourth quarter 2006 charge of $32,460. None of these warrants had been exercised as of June 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.01 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant and may not be exercised if and to the extent that, immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash. The warrant expires on March 30, 2009 and has been valued using the Black-Scholes model as of the date of grant and resulted in a third quarter 2006 charge of $3,006,786. None of these warrants had been exercised as of June 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

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

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

For the three and six month periods ended June 30, 2007, the Company recorded $256,764 and $774,663 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans. The Company recorded $738,305 and $1,876,765, respectively, for the vesting of stock options in the three and six month periods ended June 30, 2006.

During the six month period ended June 30, 2007, the Company granted 1,200,000 stock options under the Company’s 2007 Incentive Stock Plan. The 2007 Plan was adopted by the Board of Directors on February 25, 2007. This option grant included 300,000 shares vested upon the date of grant, a ten year term, an exercise price of $0.25 per share and a grant date fair value of $0.21 per share. The vesting schedule for these options includes four vesting dates through the third quarter of 2009. The fair market value of these options was determined at the date of grant utilizing the Black-Scholes model, as described below. On June 30, 2007 all of the options outstanding and exercisable under the 2007 Plan had exercise prices greater than the $0.21 per share closing market price of the underlying common stock on June 30, 2007. No option grants made in connection with the 2007 Plan were exercised or cancelled during the six month period ended June 30, 2007 and accordingly, there are 5,800,000 option shares available for future grant under this plan.

As of June 30, 2007, the Company had 12,854,000 stock options outstanding under the Company’s 2005 Incentive Stock Plan. During the six month period ended June 30, 2007, the Company issued three stock option grants aggregating 2,550,000 options under this plan. These option grants included 625,000 shares that vested upon the date of grant, terms of five and ten years, exercise prices of $0.25-$0.26 per share and grant date fair values of $0.18 and $0.23 per share. The vesting schedule for these options includes various vesting dates through 2010. The fair market value of the options on the date of grant was determined utilizing the Black-Scholes model, as described below. Also during the second quarter, 70,000 option grants were exercised by plan participants resulting in $3,500 in proceeds received by the Company. As of June 30, 2007 there were 250,000 shares available for future grants under the 2005 Plan. Total options exercisable under the 2005 Plan as of June 30, 2007 totaled 8,988,998 option shares. The June 30, 2007 intrinsic value of the options outstanding and exercisable, under the 2005 Plan, was $2,060,953 and $2,313,720, respectively.

In addition to options granted under the Company’s 2005 and 2007 Incentive Stock Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. The June 30, 2007 intrinstic value of these outstanding options was $9,900.

The fair value of the stock options granted to consultants has been recorded as an expense of $61,120 and $254,500, respectively, for the three and six month period ended June 30, 2007, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	6/30/07	6/30/06
Risk-free interest rate	4.9-5.0%	4.6%
Expected life in years	4.4-9.7	4.9
Weighted average expected stock volatility	108%	90.5%
Expected dividends	none	zero

As of June 30, 2007, unvested compensation cost for all stock options granted to employees and consultants was $990,000. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

8. STOCK PURCHASE AGREEMENT WITH SBI

On July 9, 2006 we entered into the Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI agreed to purchase up to 15,321,154 shares of our Common Stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when we require SBI to purchase the shares. We are not obligated to sell any shares to SBI unless and until we make an election to do so. SBI is not obligated to purchase shares, pursuant to the Stock Purchase Agreement, unless the resale of the shares has been registered under the Securities Act. On July 11, 2006, we filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement. The registration had not been declared effective by the Securities and Exchange Commission when, on March 1, 2007, the Company withdrew the registration statement. No securities have been sold to SBI in connection with this Purchase Agreement.

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

9. COMMITMENTS

During the six month period ended June 30, 2007, the Company entered into several lease agreements for laboratory equipment classified as capital leases. The cash contractual obligations relating to these capital leases are presented separately in the table below under the caption Capital Equipment.

The following table presents the Company’s cash contractual obligations as of June 30, 2007:

For the period ending December 31:	Capital Equipment	Equipment	Office and lab space	License	Total

2007	$43,323	$14,937	$22,000	$5,000	$85,260
2008	86,646	11,013	44,000	10,000	151,659
2009	39,300	1,550	45,833	0	86,683
2010	0	0	48,125	0	48,125
2011	0	0	49,723	0	49,723
Thereafter	0	0	598,308	0	598,308
Total contractual cash obligations	$169,269	$27,500	$807,989	$15,000	$1,019,758

The leased office and laboratory space are subject to certain escalations for our proportionate share of increases on the buildings operating costs. Rent expense is charged to operations ratably over the term of the lease which results in deferred rent payable representing cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

Item 2.

PLAN OF OPERATIONS
FOR THE TWELVE MONTH PERIOD
JULY 1, 2007 through JUNE 30, 2008

Milestones Anticipated for the Twelve Month Period Ending June 30, 2008

•	Establishment of joint development agreements that will commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer’s advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple Pleximer based products.
•	Achieve and grow revenue through sales of the Pleximer product.
•	Continue validation testing in support of advanced property enhancements to broaden our customers’ base within the polymer composite industry.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Twelve Month Period Ending June 30, 2008
Our research and development plans for the next twelve months include material characterization, formulation testing and product accreditation for our Pleximer and filled-tube products. These efforts will focus in the areas of:

•	use of halloysite as an additive in composites and polymers,
•	extended release properties,
•	halloysite material characteristics, and
•	process development and scale-up of HNT processes.

For the twelve months ending June 30, 2008 we forecast spending $1,997,200 in support of our research and development programs and an additional $1,157,000 for investments in capital assets in the research and development area and approximately $200,000 for licensing agreements.

The cash needs for our research and development programs for the twelve months ending June 30, 2008 are summarized below.

Cash requirements for Research and Development	For the twelve months ending June 30, 2008

Research and development team including salaries, benefits and travel for staff and full-time consultants	$1,312,300
Professional and technical consultants and advisors	312,800
Laboratory testing, materials, supplies, safety	170,600
Equipment and facility leases	201,500

Research and product development	$1,997,200

Total research and development spending for the twelve month period ending June 30, 2008 reflects significant increases compared to prior periods. Our cash spending for research and development projects, for the twelve months ended December 31, 2006, aggregated $1.2 million, including capital investments of $140,206. The increase in all categories of spending in our research budgets reflects management’s commitment to product characterization and investment in our joint development agreements in anticipation of new product introductions. Research and development expenditures for the twelve month period ending June 30, 2008 will be focused on testing and validation costs associated with customer accreditation and product development for our polymer based Pleximer products currently underway with our joint development partners.

The Company is seeking additional joint development partners in order to expand our current product and industry applications and as these develop, our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement can include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. Each party to these joint development agreements agrees to pay all expenses associated with the activities of its employees and consultants in support of efforts to commercialize the products identified.

Cash needs for the Company’s investment in capital assets in support of our research and development efforts is forecast to aggregate $1,157,000 in the twelve month period ending June 30, 2008. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) clay separation processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, and (v) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses
The cash requirements for general and administrative efforts for the twelve month period ending June 30, 2008 (including interest) are projected to be approximately $1,800,000. The cash needs projected for our general and administrative expenses for the twelve months ending June 30, 2008 are comprised of (i) salaries, benefits and travel $707,000 (ii) professional services of $431,000 (iii) office rental and facility expenses of $59,000 (iv) investor relations and marketing of $127,500 (v) interest expense of $198,000 and (vi) all other costs of $241,000. Actual cash spending for general and administrative expense incurred during the twelve months ended December 31, 2006 was $2.0 million. The planned reduction reflects reduced spending on marketing and public relations costs compared to actual spending incurred in the first half of 2006.

Employees
As of June 30, 2007 we employed a total of nine employees. During the twelve months ending June 30, 2008, we anticipate adding an additional seven full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our products develop and as our operating cash position allows. The cost of these incremental positions as included in our forecast for this twelve month period is $532,000 representing salaries and benefits.

Financing Activities
During the first quarter of 2007, the Company completed a private placement of $3,347,500 in the form of 8% Senior Secured Convertible Notes which, net of $215,000 in fees, provided working capital proceeds of $3,132,500. Management believes this funding will enable the Company to continue as a viable business through the end of 2007. We plan to fund our operations and research programs during 2007 with these proceeds.

The Company will need additional funding to execute the 2008 business plan. In light of this, management intends to seek additional sources of cash to be in place and available by the beginning of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and the Company may fail.

Cash Requirements and Liquidity
Our cash balance as of June 30, 2007 and projected cash outflows for the twelve-month period through June 30, 2008 are presented below.

Cash on hand at June 30, 2007		$1,760,200
Projected cash requirements for the twelve-month period ending June 30, 2008 :
Research and product development expenses	(1,997,200)
Capital expenditures for research and development	(1,157,000)
Collaborative research & licensing agreements	(200,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,565,500)
Interest payments on convertible debt	(198,000)
Total estimated cash needs for the twelve month period ending June 30, 2008		(5,117,700)
Projected gross margin on forecast product sales of $2.1 million		1,200,000
Anticipated Financing Required by 1/1/08		5,000,000
Estimated cash balance on through June 30, 2008		$2,842,500

The cash on hand as of June 30, 2007 is projected to be adequate to fund our current operations through December 31, 2007. Our average monthly cash usage has averaged $252,000 per month for the first six months of 2007.

The Company estimates that it will need to raise additional capital of approximately $5 million by the beginning of the first quarter of 2008 to accomplish its business objectives and will actively evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and the Company may fail.

Our current forecasts indicate that the Company will generate positive cashflow from operations in the fourth quarter of 2008 as a result of anticipated sales forecasts for our Pleximer and filled tubes products. Based on these forecasts, the Company expects to have adequate cashflow from operations to fund the full repayment of the 8% Senior Secured Convertible Notes when they become due and payable on March 7, 2009.

Item 3.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED
JUNE 30, 2007

General

We are a development stage company and expect to remain so for at least the next twelve months. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers, plastics and composites, and cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes.

We do not expect to generate significant revenues in 2007 during which time we will engage in significant research, development and commercialization efforts. We project total spending of approximately $3 million (including investments in capital and licensing agreements) in 2007.

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

Revenue Recognition

We have earned only nominal operating revenue since our inception (December 22, 2004). This revenue was generated from the delivery of sample products specifically formulated for customer applications in various industries in connection with product development evaluations and as such are considered operating revenue for financial reporting purposes. The Company earns and recognizes such revenue when the shipment of the sample products has occurred and when no further performance obligation exists.

Liquidity and Capital Resources

Overview

As of June 30, 2007 the Company had a cash balance of $1,760,272 and working capital of $1,389,968, which reflects the receipt in the first quarter of 2007, of net proceeds of $3,132,500 from the 8% Senior Secured Convertible Notes, as further described in Note 2 to the financial statements, and the receipt of $300,000 of advances under the TI line of credit. The total advances outstanding under the TI line of credit have been reclassified as long term in accordance with the March 7, 2007 “Standstill Agreement” in which TI agreed to not demand payment for any obligations under this agreement as long as the Convertible Notes were outstanding, except under defined circumstances. Since inception on December 22, 2004, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

Management has taken actions to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of the private placement of $3,347,500 of 8% Senior Secured Convertible Notes on March 7, 2007 described above. Management believes this funding will enable the company to continue as a viable business through the end of 2007. We plan to fund our research, development and commercialization activities by utilizing the proceeds of this private placement funding. No portion of the proceeds from the issuance of the notes was used to repay debt to TI.

The Company will need additional funding to execute the 2008 business plan. In light of this, management intends to seek additional sources of cash to be in place and available by the beginning of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and the Company may fail.

March 7, 2007 8% Senior Secured Convertible Notes and Warrants

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for Platinum and Longview.

Pursuant to the Purchase Agreement, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock based upon a price of $0.22 per share (the “Conversion Price”). Pursuant to the Purchase Agreement, the Conversion Price was to be determined at 80% of the trailing volume weighted average price per share (“VWAP”) of our common stock for the 20 days prior to the closing date, with a floor of $0.22 per share. Because the 20-day closing VWAP was less than the $0.22 floor, the conversion price was set at $0.22 on the closing date. The Notes contain anti-dilution protection that, if we issue equity or equity-linked securities at a price per common share below the Conversion price, will automatically adjust the Conversion Price to the price at which we issue such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at our option in cash or in shares of our common stock. If we elect to make an interest payment in common stock, the number of shares issuable by us will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, we can compel conversion of the Notes at the Conversion Price.

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

As further consideration, on March 7, 2007 we issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans) .

The fair value of the warrants granted to Platinum and Longview was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Black-Scholes valuation model assumptions included the following: (i) an expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis, (ii) the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield, (iii) the market price of the Company’s common stock on March 7, 2007 was $0.23 per share, (iv) the expiration date used in the valuation model aligns with the warrant life of four years, and (v) the dividend yield was assumed to be zero.

8% Convertible Notes Due Diligence Services

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share. The fair market value of the warrant grants in connection with the due diligence services has been determined utilizing the Black-Scholes model as of the date of the Purchase Agreement. The assumptions used in this valuation are the same as the assumptions listed above, used in the valuation of the Platinum and Longview warrants. Total compensation paid to Platinum Advisors LLC as agent was $696,018 comprised of: $97,500 in cash, a Note in the amount of $97,500 and warrants with a fair market value of $501,018 on the date of issuance.

A charge to Additional Paid-In Capital in the amount of $501,018 reflects the fair market value of the warrants granted to the agent in connection with these due diligence services. Total deferred financing costs incurred in connection with this transaction were $759,118. These costs are being amortized on a straight line basis over the twenty-four month term of the notes and resulted in amortization expense of $95,944 and $121,248, respectively, in the three and six month periods ended June 30, 2007.

If the Platinum and Longview warrants are exercised in full, we will be obligated to pay Platinum Advisors an additional due diligence fee of $365,625.

March 7, 2007 Registration Rights Agreement

On March 7, 2007, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Agent and the other investors, pursuant to which we agreed to register for resale under the Securities Act the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes, or, at the option of the investors, in satisfaction of certain liquidated damages provisions in the Registration Rights Agreement. The Registration Rights Agreement provided for liquidated damages calculated at the daily rate of 0.0333% of the outstanding principal amount of the Notes, with a maximum of $803,400. As of June 30, 2007, the Company had not incurred any liquidated damages under the Registration Rights Agreement. The Company agreed in the Registration Rights Agreement to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date, or within 150 days if the Company receives a comment letter from the SEC, and to maintain such Registration Statement for the two year period following this date. In connection with this agreement, the Company has recorded a Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement as November 1, 2007. This liability will be re-assessed quarterly based upon the progress of the registration as filed on Form SB-2 (as originally filed on May 7, 2007 and as amended on August 3, 2007).

March 7, 2007 Related Agreements with TI

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

TI also agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed as long as the Notes were outstanding, except that any proceeds resulting from exercise of the Warrants would be available for repayment of such amounts (subject to specified limitations). No portion of the proceeds from the issuance of the notes was used to repay debt to TI.

Line of Credit Agreements with TI

As further described in Note 3 “Agreements with Technology Innovations, LLC” our parent and majority shareholder Technology Innovations, LLC provided us with a $1 million line of credit (the “2006 line of credit”). One of our board members, James Wemett, is an 11.29% owner of TI.

Under the 2006 line of credit agreement, the Company initiated and received advances of $900,000 through February 14, 2007. Amounts borrowed under the line bear interest at the rate of 8% per annum. The 2006 TI line of credit was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. On March 7, 2007 in connection with the Loan and Security Agreement (the “Loan and Security Agreement”) with Platinum Partners Long Term Growth IV, Longview Specialty Financing, Inc. and Platinum Investors LLC., TI agreed that, as long as any notes were outstanding under this Agreement, TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this the borrowing has been reclassified to long term. This line of credit agreement expired on March 31, 2007 and therefore no additional borrowing is available to the Company. As of June 30, 2007, the Company had an outstanding balance of $951,288 due to TI reflecting principal advances and accrued interest under this agreement.

July 9, 2006 Stock Purchase Agreement with SBI

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

Stock-based compensation

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R. Results for prior periods have not been restated. The Company previously accounted for its employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and six month periods ended June 30, 2007, the Company recorded stock-based compensation costs of $256,744 and $774,663, respectively in accordance with SFAS No. 123(R).

As of June 30, 2007, unvested compensation cost for all stock options granted to employees and consultants was $990,000. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

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

For the three and six month periods ended June 30, 2007, we incurred costs of $470,585 and $1,056,604, respectively, in our research and development programs.

Cash used for capital expenditures during the first half of 2007 aggregated $134,198 all of which was invested in research and development related equipment. The research and development equipment purchased in 2007 includes: an injection mold press, mixer and an auto furnace for use in on-site material characterization and evaluation. In addition, the Company entered into three capital lease agreements for the acquisition of: a twin screw extruder, a dynamic mechanical analyzer (“DMA”) and thermal gravitometric analyzer (“TGA”), which were delivered in the second quarter of 2007. The twin screw extruder is the primary piece of equipment needed for compounding (melt blending) the polymer and HNT materials to produce pilot scale quantities of the Pleximer products. The DMA and TGA are tools for characterizing the thermal stability and strength of our nanocomposite formulations. Total scheduled lease payments required under these capital lease agreements are $47,347 for the twelve month period ending December 31, 2007.

During 2007, we anticipate cash outflows of approxmiately $362,400 and $350,000, respectively, for collaborative research and licensing agreements and capital investments (including principal payments on capital lease agreements), for our research and development programs.

Research and development expenses for this twelve month period will include: testing and validation costs associated with product design and attribute validation, manufacturing scale experiments and research support, lab materials, and employee costs. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take 3-6 months from the initial date of product design. We project total research and development spending of approximately $1.8 million, including capital expenditures and licensing described above, during the twelve month period ending December 31, 2007.

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

Cash needs for the Company’s investment in capital assets in support of our research and development efforts is forecast to be approximately $350,000 in the twelve month period ending December 31, 2007. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) clay separation processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, and (v) enhancements and upgrades to various microscopic measuring equipment.

Comparison of Statement of Operations
for the three and six month periods ended June 30, 2007 and 2006

Operating Expenses

Total research and development expenses for the three month and six month periods ended June 30, 2007 were $470,585 and $1,056,604, respectively, which reflects an increase of $98,214 during the most recent quarter and a decrease of $40,145 on a year-to-date basis when compared to comparable prior year periods. The following table reflects the changes in research and development expenses during these periods after giving effect for non-cash charges relating to stock-based compensation expenses resulting from the vesting of stock options for research and development functions.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Research and development	$470,585	$372,371	$1,056,604	$1,096,749
Non-Cash stock-based compensation expense	96,166	151,772	352,061	626,116
	$374,419	$220,599	$704,543	$470,633

Full-time employees engaged in research and development			6	3

The Company has progressively increased spending for salary and benefits relating to our research and development team since the beginning of the first quarter of 2006 when the Rochester laboratory was established. Our researchers have incurred similar increases in laboratory, supplies and equipment costs during these periods as our halloysite attribute testing and product accreditation efforts continue for Pleximer related products.

Increased spending in the three month period ended June 30, 2007 over the comparable prior year period reflects increases in: salaries and benefits of $75,000 based on investment in incremental headcount as well as merit increases, consulting services of $51,000 and laboratory related supplies of $25,000.

Increased spending in the six month period ended June 30, 2007 over the comparable prior year period reflects increases in: salaries and benefits of $205,000 based on investment in incremental headcount as well as merit increases and a $25,000 reduction in scheduled spending for certain licensing agreements. Spending for laboratory supplies increased approximately $65,000 in 2007 over 2006.

Total general and administrative expenses for the three month and six month periods ended June 30, 2007 were $518,036 and $1,050,549, respectively, which reflect decreases of $695,018 and $1,416,061 respectively, when compared to comparable prior year periods. The following table reflects the changes in general and administrative expenses during these periods after giving effect for non-cash charges relating to stock-based compensation expenses resulting from the vesting of stock options for general and administrative functions.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

General and administrative	$518,036	$1,213,054	$1,050,549	$2,466,610
Non-Cash stock-based compensation expense	160,598	586,533	422,603	1,250,649
	$359,438	$626,521	$627,946	$1,215,961

Full-time general and administrative employees			3	5

The reduction in general and administrative expenses reflects the Company’s emphasis on product development and technical knowledge development and its intention to spend incrementally more in its research programs and less in the areas of general and administration.

Decreased spending in the three month period ended June 30, 2007 over the comparable prior period reflects decreases in: salaries and benefits of $43,000 based on reduction in headcount offset by certain merit increases and reduced spending for marketing, communications, conferences and seminars of $214,000.

Decreased spending in the six month period ended June 30, 2007 over the comparable prior year period reflects decreases in: salaries and benefits of $131,000 based on reduction in headcount offset by certain merit increases and reduced spending for marketing, communications, conferences and seminars of $446,000. The 2006 spending in the areas of marketing and communications reflected the Company’s efforts in support of commercial and investor awareness programs following the Merger on November 29, 2005.

Other Income (expense)

Interest expense (net) for the three and six month periods ended June 30, 2007 was a net expense of $559,957 and $718,205, respectively. The table below presents the components of net interest for the three and six month periods ended June 30, 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Interest (income) on money market accounts	($28,250)	($4,806)	($36,870)	($17,680)
Interest expense on capital lease obligations	454		454
Interest expense on TI line of credit	17,951		34,542
Interest expense on the 8% convertible notes	67,695		85,548
Amortization of discount on debt	406,163		513,283
Amortization of deferred financing costs	95,944		121,248
Interest expense (income)	$559,957	($4,806)	$718,205	($17,680)

The Company realized an increase of $23,444 and $19,190, respectively, in interest earned on money market accounts during the three and six month periods ended June 30, 2007 over the comparable periods in 2006 reflecting higher average daily cash balances as a result of the receipt, on March 7, 2007, of approximately $3.1 million from the 8% convertible notes. The Company entered into various capital equipment lease agreements during the second quarter of 2007 resulting in interest expense of $454. Interest expense has been accrued on the $900,000 outstanding principal balance on the TI line of credit based on 8% per annum. The Company agreed that no payments would be made to TI in connection with this line of credit agreement as long as any of the 8% convertible notes were outstanding.

On January 28, 2005, NaturalNano was granted a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. The Company accounted for this warrant as a free-standing derivative and as such recorded the warrant at its fair market value on a quarterly basis which resulted in a non-cash unrealized gain, in the first quarter of 2006, of $331,800. This warrant was sold in the third quarter of 2006, so there is no corresponding amount in the first quarter of 2007.

Comparison of Liquidity and Capital
for the three and six months periods ended June 30, 2007 and 2006

Operating activities

Total cash used in operating activities in the six month periods ended June 30, 2007 and 2006 were $1,571,623 and $1,517,624, respectively. The net loss generated in 2007 was $472,000 less than the prior period and non-cash items (depreciation, amortization and stock option vesting) were $454,000 less than the prior period in 2006.

Non-cash expenses for amortization of debt discount and deferred financing costs were incurred in the first quarter of 2007 in connection with the 8% senior secured convertible debt. The amortization of debt discount and deferred financing costs will continue as non-cash expenses through March 2009.

The decrease in the net loss for the period ended June 30, 2007 reflects reduced spending in the areas of marketing, communication, conferences and seminars in the first quarter of 2007, as compared to the comparable period in 2006, offset by increased investment in headcount and supplies in our research laboratory and staff.  The decrease in accounts payable, payroll and other accrued expenses in the six months ended June 30, 2007 reflects growth in our business activity and settlement of liabilities upon receipt of the convertible debt proceeds since March 2007.

Investing activities

Net cash used in investing activities in the six month periods ended June 30, 2007 and 2006 was $134,198 and $127,796, respectively. The Company’s capital investments during the first half of 2007 were all related to our research and development efforts. These investments included: a Thermo NCS analyzer, an air compressor, a benchtop tester, an industrial fluidized bath, an injection molding press and centrifugal mixing equipment for the laboratory. Capital investments in the first half of 2006 reflected $113,846 for research and development and $13,950 for general and administrative efforts.

The growth in the research and development capital assets reflects three capital lease agreements entered into by the Company in the second quarter of 2007 in connection with expansion of the Rochester laboratory. These equipment leases reflect the capitalization of $153,971 relating to the lease of a DMA/TGA, an air mill and a twin screw extruder equipment. The leases are for twenty-four months and include a $1 purchase option at the end of the term. The Company’s intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. The Company had capital lease obligations of $150,401 as of June 30, 2007 in connection with these agreements.

During the first quarter of 2007, the Company issued 160,000 shares of common stock in payment for leasehold improvements in connection with our office relocation.

Financing activities

Net cash provided from financing activities in the six month periods ended June 30, 2007 and 2006 was $3,326,455 and $439,696, respectively. The cash flows during the first half of 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, the Company also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On March 7, 2007 in connection with the Loan and Security Agreement with Platinum, Longview and Platinum Investors, TI agreed that, as long as any notes were outstanding under this Agreement, TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this the borrowing has been reclassified to long term.

During the first half of 2007, the Company made net cash payments to affiliated entities for shared services agreements, of $62,875 and received payments of $99,363 during the comparable period in 2006. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our disinterested board members review all shared service agreements for arms-length terms.

The Company incurred cash expenses of $160,600 for fees and professional services in connection with the issuance in March 2007 of the 8% senior secured convertible debt.

During the first half of 2007 and 2006, several participants in the Company’s Incentive Stock Plan exercised their option agreements and provided $3,500 and $40,333, respectively in cash inflows.

Capital resources

We anticipate our investment in property and equipment through outright purchase and through financial lease arrangements will continue as our research and product characterization testing expands to commercialization formulations.  The Company estimates that cash outflow of approximately $350,000 will be spent in the twelve month period ending December 31, 2007, primarily for research and development related efforts.

All investments in capital assets are evaluated internally for buy versus lease considerations based on the terms and financing costs available from financing parties. The company generally prefers to lease such equipment if favorable terms and conditions are available.

We currently employ nine full-time employees. Our 2007 plan anticipates the hiring of three additional employees by the end of 2007. The annual cost of these incremental positions is estimated at $240,000, representing salaries and benefits.

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

Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this prospectus. You should not place undue reliance on these forward-looking statements.

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

Item 4. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 30, 2007, the Company did not participate in any derivative financial instruments, or other financial commodity instruments for which fair value disclosure would be required under FAS No. 107.

Primary Market Risk Exposures

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

Item 5. Controls and Procedures

Based on the evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined by in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Exhibits

Exhibit No.	Exhibit Description	Location

4.1	Observation Rights Agreement dated July 7, 2007 among NaturalNano, Inc., Technology Innovations LLC, Michael Weiner and Ross B. Kenzie.	*

31.1	Certification of C.E.O. pursuant to Rule 13a-14(a)	**

31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	**

32.1	Certification of C.E.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	**

32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	**

* Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007.
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALNANO, INC.
(Registrant)

By:  /s/ Cathy A. Fleischer

Name: Cathy A. Fleischer
Title: President
(Principal Executive Officer)
Date: August 13, 2007

By:  /s/ Kathleen A. Browne

Name: Kathleen A. Browne
Title: Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2007