Form 10QSB/A
period 2007-03-31
NaturalNano , Inc.
filed 2007-11-06
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 , OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No. 000-49901

NATURALNANO, INC .

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

15 Schoen Place

Second Floor

Pittsford, New York 14534

(Address of principal executive offices)

(585) 267-4850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class outstanding as of May 14, 2007:Common Stock, $.001 par value - 121,900,740 shares.

Transitional Small Business Disclosure Format (check one): Yes [	] No [ X ]

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	4

	Condensed Consolidated Balance Sheets as of:
	March 31, 2007 (Unaudited) and December 31, 2006	5

	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2007 and 2006 (Unaudited), and from inception
	December 22, 2004 through March 31, 2007 (Unaudited)	6

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the Period
	from December 22, 2004 (inception) to March 31, 2007 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 and 2006 (Unaudited) and from inception
	December 22, 2004 through March 31, 2007 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 2(b).	Quantitative and Qualitative Disclosures About Market Risk	25

Item 3.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Exhibits	27

SIGNATURES		29

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended Match 31, 2007, originally filed on May 15, 2007 for the following purposes:

1.

in Part I, Item 1, Financial Statements to make certain changes to our financial statements for the quarter ended March 31, 2006 including: (i) revising the value of certain shares of common stock of the Company issued to stratify certain obligations and (ii) revising the value of the Atlas Mining Warrant and the associated gain realized;

2.	in Part I, Item 2, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, to give effect to the changes described above; and
3.	in Part I, Item 4, Controls and Procedures, to disclose conclusions regarding the effectiveness of controls and procedures as March 31, 2006.

Simultaneously, we are filing an amendment to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 to give effect to the changes listed above.

The aggregate effect of these changes is as follows:

	As of March 31, 2006
	As reported as filed on October 20, 2006	Adjustment	As Restated
Condensed Consolidated Balance Sheet
Atlas Mining Warrant	$ 601,800	$ (76,800)	$ 525,000
License, net of amortization	305,278	74,593	379,871
Total Assets	2,209,319	(2,207)	2,207,112
Additional paid in capital	6,098,849	197,762	6,296,611
Deficit accumulated in the development stage	(4,306,978)	(199,969)	(4,506,947)
Total stockholders equity	1,913,346	(2,207)	1,911,139
Total liabilities and stockholders’ equity	2,209,319	(2,207)	2,207,112

	For the three months ended March 31, 2006
Condensed Consolidated Statement of Operations
Loss from Operations	(1,977,934)	(123,169)	(2,101,103)
Change in unrealized gain on warrant	331,800	(76,800)	255,000
Net loss	(1,633,260)	(199,969)	(1,833,229)

Condensed Consolidated Statement of Cash Flows
Change in depreciation and amortization	11,668	1,407	13,075
Change in accounts payable, accrued payroll and accrued expenses	17,900	121,762	139,662
Change in unrealized gain on warrant	(331,800)	76,800	(255,000)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NaturalNano, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of NaturalNano, Inc. and Subsidiary (a development stage company) (the “Company”) as of March 31, 2007 and 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 and the related condensed consolidated statement of stockholders equity (deficiency) and the amounts in the cumulative column in the condensed consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of NaturalNano, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006 (not presented herein). In our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As described in Note 2 to the financial statements, the Company has restated its financial statements as of March 31, 2006 and for the three month period then ended.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

May 10, 2007 except for Note 2 as to which the date is November 6, 2007

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Unaudited)		(Restated)
Assets
Current assets:
Cash and cash equivalents	$ 2,783,046	$ 139,638	$ 876,747
Prepaid halloysite materials	15,000	15,000	249,650
Other current assets	95,096	49,197	44,123
			69,536
Total current assets	2,893,142	203,835	1,240,056
Non-current assets:
Prepaid halloysite materials	234,650	234,650
Atlas mining warrant			525,000
Deferred financing costs, net	733,814
License, net of amortization	256,924	265,212	379,871
Property and equipment, net	215,387	159,239	62,185
Total non-current assets	1,440,775	659,101	967,056
Total Assets	$ 4,333,917	$ 862,936	$ 2,207,112

Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Current liabilities:
Related party line of credit	$ 900,000	$ 600,000
Accounts payable	150,725	241,478	$ 62,254
Accrued payroll	110,605	85,550	135,439
Accrued expenses	146,355	88,621	65,780
Registration rights liability	133,900
Due to related parties	53,975	128,791
Total current liabilities	1,495,560	1,144,440	263,473
Non-current liabilities:
8% Senior secured convertible notes, net of $3,240,380 discount	107,120
Other long term liabilities	27,404	28,000	32,500
Total Liabilities	1,630,084	1,172,440	295,973
Stockholders’ Equity (Deficiency)
Preferred Stock – $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value 200 million authorized,
Issued and outstanding 121,860,740 and 121,700,740, respectively	121,861	121,701	121,475
Additional paid in capital	15,395,387	11,105,430	6,296,611
Deficit accumulated in the development stage	(12,813,415)	(11,536,635)	(4,506,947)
Total stockholders' equity (deficiency)	2,703,833	(309,504)	1,911,139
Total liabilities and stockholders' equity (deficiency)	$ 4,333,917	$ 862,936	$ 2,207,112

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		From inception December 22, 2004
	March 31,		to March 31,
	2007	2006	2007
		(Restated)
Income:

Sample revenue			$15,500

Operating expenses:
Research and development (a)	$586,019	$724,378	3,285,729
General and administrative (a)	532,513	1,376,725	6,630,916
	1,118,532	2,101,103	9,916,645

Loss from Operations	(1,118,532)	(2,101,103)	(9,901,145)

Other income (expense):
Income from cooperative research project			180,000
Gain on Atlas Mining warrant		255,000	326,250
Interest expense, net	(158,248)	12,874	(138,292)
Financing fees			(3,280,228)
	(158,248)	267,874	(2,912,270)
Net loss	$(1,276,780)	$(1,833,229)	$(12,813,415)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	121,711,407	120,963,794

(a) Stock based compensation expense included in the Statement of Operations for the quarters ended March 31, 2007 and 2006, respectively, are as follows:

• Research and development expense of $255,895 and $474,343.

• General and administrative expense of $262,004 and $664,117.

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

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
			From inception December 22,
	For the three months ended		2004 through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:		(Restated)
Net loss	$(1,276,780)	$(1,833,229)	$(12,813,415)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	18,981	13,075	95,554
Amortization of discount on convertible notes	107,120		107,120
Amortization of deferred financing costs	25,304		25,304
Vesting of stock options	517,899	1,138,460	3,758,940
Issuance of warrants for services			3,312,688
Receipt of and gain on Atlas Mining warrant		(255,000)	(506,250)
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(45,899)	(9,419)	(95,096)
(Decrease) increase in accounts payable,
accrued payroll and accrued expenses	(7,964)	139,662	577,787
Increase (Decrease) in other liability	(596)	4,000	27,404
Net cash used in operating activities	(661,935)	(802,451)	(5,759,614)
Cash flows from investing activities:
Purchase of property and equipment	(9,241)	(30,379)	(204,265)
Purchase of license			(100,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(9,241)	(30,379)	201,985
Cash flows from financing activities:
Proceeds from convertible notes	3,250,000		7,406,000
Advances on related party line of credit	300,000		900,000
Advances from related parties	98,636	26,320	865,013
Repayment of amounts due to related parties	(173,452)	(55,108)	(811,038)
Deferred financing costs	(160,600)		(160,600)
Issuance of common stock			100,000
Proceeds from exercise of stock options		20,000	41,300
Net cash provided by (used in) financing activities	3,314,584	(8,788)	8,340,675
Increase (decrease) in cash and cash equivalents	2,643,408	(841,618)	2,783,046
Cash and cash equivalents at beginning of period	139,638	1,718,365	-
Cash and cash equivalents at end of period	$2,783,046	$876,747	$2,783,046
Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on
notes payable and warrants grants	$3,347,500		$3,347,500
Registration rights liability	$133,900		$133,900
Common stock issued for property and equipment	$57,600		$57,600
Common stock issued for convertible notes			$4,156,000
Settlement of liabilities for services in common stock		$170,102	$170,102
Acquisition of license settled through issuance
of common stock in 2006 (net of $100,000 cash)		$290,000	290,000
Common stock returned and cancelled in
connection with license agreement			$(84,000)

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1 . PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2007 and 2006 and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Liquidity

As shown in the accompanying financial statements, the Company has incurred a loss from operations since inception, December 22, 2004. Since inception, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC. Management has taken notable actions in the first quarter of 2007 to ensure that the Company will continue as a going-concern through December 31, 2007, including the completion of a private placement of $3,347,500 of 8% Senior Secured Convertible Notes (the “Notes”) on March 7, 2007 which, net of all cash fees paid, provided net proceeds of $3,089,400. Management believes this funding vehicle will enable the Company to continue as a viable business through 2007. See Note 3 for disclosures relating to the terms of the Notes and related Warrants issued to Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. and Platinum Advisors LLC.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 had a material effect on its consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. The Company has open tax years beginning in calendar year 2004 through 2006. None of the Company’s tax returns have been examined by federal or state jurisdictions during these periods.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2006.

These restatements relate to changes which were corrected by the Company in the fourth quarter of 2006 and reported accurately in the financial statements in our Form 10-KSB for the year ended December 31, 2006, but would have had a material effect on the Company’s financial statements for the quarterly period ended March 31, 2006. The changes related to:

1.

The value attributed to a warrant to purchase 750,000 shares of common stock of Atlas Mining, Inc. (the “Atlas Warrant”) as of March 31, 2006 was overstated by $76,800. This overstatement impacts the financial statements for the quarters ended March 31, 2006 and June 30, 2006. This misstatement had no impact on the quarterly report for the period ended September 30, 2006 because the warrant was sold by the Company in August 2006.

2.

In February 2006, the Company agreed to settle obligations with certain venders by issuing to them shares of the Company’s common stock. The Company incorrectly recorded these settlements at an assumed valuation of the stock issued equal to the carrying value of the obligations settled. The value of these settlements was corrected to be equal to the intrinsic value of the stock issued, which exceeded the carrying value of the obligations settled by approximately $197,000. Such understatement of the settlement amount impacts all quarterly reports filed by the Company for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006.

These restatements have no effect on our cash position for any of the periods.

The Balance Sheet at March 31, 2006 has been restated as follows:

	As of March 31, 2006
	As reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet
Atlas Mining Warrant	$ 601,800	$ (76,800)	$ 525,000
License, net of amortization	305,278	74,593	379,871
Total Assets	2,209,319	(2,207)	2,207,112
Additional paid in capital	6,098,849	197,762	6,296,611
Deficit accumulated in the development stage	(4,306,978)	(199,969)	(4,506,947)
Total stockholders equity	1,913,346	(2,207)	1,911,139
Total liabilities and stockholders’ equity	2,209,319	(2,207)	2,207,112

The Statement of Operations for the three month period ended March 31, 2006 has been restated as follows:

General and administrative	Unrealized gain on warrant	Net Loss

As previously reported	$(1,253,556)	$331,800	$(1,633,260)

Related to overstatement of Atlas Warrant		(76,800)	(76,800)
Revision to fair market value shares issued	(121,762)		(121,762)
Amortization related to license purchase	(1,407)		(1,407)
	(123,169)	(76,800)	(199,969)

As Restated	$(1,376,725)	$255,000	$(1,833,229)

The Statement of Cash Flows for the three month period ended March 31, 2006 has been restated as follows:

	As previously reported	Adjustments	As Restated
Change in depreciation and amortization	$11,668	$1,407	$13,075
Change in accounts payable, accrued payroll and accrued expenses	$17,900	$121,762	$139,662
Change in unrealized gain on warrant	$(331,800)	$76,800	$(255,000)
Settlement of liability for services in common stock	$48,340	$121,762	$170,102
Acquisition of license settled through issuance of common stock in 2006 (net of $100,000 in cash)	$214,000	$76,000	$290,000

This restatement changed the loss per share of $0.01 to $0.02.

3. 8% SENIOR SECURED CONVERTIBLE NOTES AND RELATED WARRANTS

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

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Registration Rights Agreement

In December 2006, the FASB issued Staff Position No. EITF 00-19-2. This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this FSP in the first quarter of 2007 in connection with the issuance of the 8% Senior Secured Convertible Notes and related warrants as described above.

On March 7, 2007, we entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which we agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of $0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. In connection with this agreement, the Company has recorded a Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement as November 1, 2007. The first payment on such liability will begin to accrue on August 4, 2007 and be paid on August 31, 2007. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. When the registration statement is declared effective or upon a change of our estimated obligation with respect to the liquidated damages, such changes will be recognized as a non-operating gain (expense). This liability will be re-assessed quarterly based upon the progress of the Form SB-2 filed with the SEC on May 7, 2007.

4. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

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

In connection with the Purchase Agreement, described in Note 3 above TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock.

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

On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of the Company‘s common stock on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. None of these options have been exercised as of March 31, 2007.

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

6. INCOME TAXES

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

On March 7, 2007, as described in Note 3 above, we issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of our common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of our common stock with an exercise price of $0.22 per share. If the closing price of our common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, we can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should we issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which we issue such equity or equity-linked securities. None of these warrants had been exercised as of March 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

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

9. STOCK PURCHASE AGREEMENT WITH SBI

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

10. COMMITMENTS

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

8% Senior Convertible Notes and Related Warrants

We accounted for the 8% Senior Convertible Notes and Related Warrants as equity in accordance with SFAS 133 and EITF 00-19. Our conclusions were based upon the following facts:

•	The contract permits the company to settle in unregistered shares.
•

The company has sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding.

In making such determination, we excluded any shares that may have been issuable under the Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”) because we are not obligated to sell any shares to SBI unless we make an election to do so, SBI is not obligated to purchase any such shares unless the resale has been registered under the Securities Act. We have not registered and are not seeking to register any such shares, nor do we intend to elect to sell any such share under the SBI Stock Purchase Agreement.

•	The contract contains an explicit limit on the number of shares to be delivered in a share settlement.
•	There are no required cash payments to the counterparty in the event the company fails to make timely filings with the SEC.
•

There are no required cash payments to the counterparty if the shares initially delivered upon settlement are subsequently sold by the counterparty and the sales proceeds are insufficient to provide the counterparty with full return of the amount due (that is, there are no cash settled "top-off" or "make-whole" provisions).

•	The contract requires net-cash settlement only in specific circumstances in which holders of shares underlying the contract also would receive cash in exchange for their shares.
•	There are no provisions in the contract that indicate that the counterparty has rights that rank higher than those of a shareholder of the stock underlying the contract.
•	There is no requirement in the contract to post collateral at any point or for any reason.

We will review and reassess the equity classification at each future reporting date in accordance with EITF 00-19.

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

Liquidity and Capital Resources

Overview

As of March 31, 2007 the Company had a cash balance of $2,783,046 and working capital of $1,397,582, which reflects the receipt, in the first quarter of 2007, the net proceeds of $3,089,400 from the 8% Senior Secured Convertible Notes, as further described in Note 3 to the financial statements. Since inception on December 22, 2004, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

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

Line of Credit Agreements with TI

As further described in Note 4 “Agreements with Technology Innovations, LLC” our principal shareholder Technology Innovations, LLC provided us with a $1 million line of credit (the “2006 line of credit”). TI is headed by Michael L. Weiner, the Chairman of our Board of Directors who is a 42.7% owner of TI. Under the 2006 line of credit agreement, the Company initiated and received advances of $900,000 through February 14, 2007. Amounts borrowed under the line bear interest at the rate of 8% per annum. The 2006 TI line of credit was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors.

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

For the three month periods ended March 31, 2007 and 2006, we incurred costs of $586,019 and $724,378, respectively, in our research and development programs. Capital expenditures relating to research and development efforts aggregated $9,241 and $20,393, respectively during these quarterly periods. The equipment additions in the first quarter of 2007 included an injection mold press, mixer and an auto furnace for use in on-site material characterization and evaluation. In addition to these purchases, the Company also entered into several capital lease agreements for our research and development programs including: a twin screw extruder and a dynamic mechanical analyzer ( “ DMA “ ) and thermal gravitometric analyzer ( “ TGA “ ), for delivery in the second quarter of 2007.

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

2007 Accomplishments to-date:

•

Research and commercialization efforts are progressing on the development of our first generation product Pleximer TM , a halloysite-polymer concentrate, which is planned for introduction in the fourth quarter of 2007. The Pleximer product utilizes unique proprietary technologies with specially treated halloysite nanotubes. The combination of these processed halloysite nanotubes with polymers is developed to result in a low cost nanocomposite material with notable improvements in strength and modulus (resistance to fracture) without sacrificing ductility (ability to flow without breaking), demonstrating reduced component weight and improved performance at higher temperatures.

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

Total general and administrative expenses for the quarter ended March 31, 2007 were $532,513, which reflects a decrease of $0.8 million in general and administrative expenses of $1,376,725 in the comparable period in 2006. After giving effect for the non-cash expenses relating stock options, the year-over-year general and administrative expenses reflect a decrease of $300,931. The most significant component of this decrease since 2006 resulted from a reduction in spending in the areas of: marketing, communication, conferences and seminars in the first quarter of 2007.

Other Income (expense )

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

On January 28, 2005, NaturalNano was granted a two-year warrant for the right to acquire 750,000 shares of Atlas Mining common stock at $.40 per share. The Company accounted for this warrant as a free-standing derivative and as such recorded the warrant at its fair market value on quarterly basis which resulted in a non-cash unrealized gain, in the first quarter of 2006, of $255,000. This warrant was sold in the third quarter of 2006, so there is no corresponding amount in the first quarter of 2007.

Comparison of Statement of Cash flows for the quarters ended March 31, 2007 and 2006

Operating activities

Total cash used in operating activities for the first quarter of 2007 was $661,935, which reflects a decrease of $0.1 million compared to the total cash used in operations of $802,451 in 2006. As indicated above, this decrease reflects reduced spending in the areas of marketing, communication, conferences and seminars in the first quarter of 2007 offset by increased investment in our research laboratory and staff. Non-cash expenses for amortization of debt discount and deferred financing costs were incurred in the first quarter of 2007 in connection with the 8% senior secured convertible debt, as described in Note 3 to the first quarter 2007 financial statements.

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

Item 2(b). Quantitative and Qualitative Disclosures About Market Risk

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

Item 3. Controls and Procedures

As disclosed in Note 2 to our financial statements included in Part I, Item 1 of this Amended Quarterly Report on Form 10-QSB,we have revised the financial statements for the quarter ended March 31, 2006 to correct (i) an understatement by $197,000 of the value of shares of our common stock issued in settlement of certain accounts payable and (ii) an overstatement by $76,800 of the value of a warrant to purchase shares of the common stock of Atlas Mining.

Based on the evaluation as of the end of the period covered by this Amended Quarterly Report on Form 10-QSB, and in light of our determination that there were material inaccuracies in the financial information for the quarter ended March 31, 2006 which were included in the Quarterly Report for the quarter ended March 31, 2007, our principal executive officer and principal financial officer, with the participation and assistance of our management, have concluded that our disclosure controls and procedures, as defined by in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were ineffective in design and operation. In connection with that determination, we have taken the following remedial actions:

(i)	requiring all employees with responsibility for financial reporting to refamiliarize themselves with the application of Black-Scholes analysis to the valuation of derivative securities; and
(ii)

improving education and accounting reviews to ensure that personnel with financial reporting responsibilities understand and properly apply appropriate accounting for the issuance of securities in settlement of obligations.

With the implementation of these corrective measures, our principal executive officer and principal financial officer believe that our disclosure controls and procedures are now effective in design and operation.

27

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

NATURALNANO, INC.

(Registrant)

By: /s/Cathy A. Fleischer

Name: Cathy A. Fleischer

Title: President

(Principal Executive Officer)

Date: November 6, 2007

By: /s/Kent A. Tapper

Name: Kent A. Tapper

Title: Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

Date: November 6, 2007