Form 10QSB/A
period 2007-06-30
NaturalNano , Inc.
filed 2007-11-06
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2007 ,

 OR

[	]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, originally filed on August 13, 2007 for the following purposes:

1.

in Part I, Item 1,Financial Statements to make certain changes to our financial statements for the three and six months ended June 30, 2006 including: (i) revising the value of certain shares of common stock of the Company issued to stratify certain obligations and (ii) revising the value of the Atlas Mining Warrant and the associated gain realized;

2.	in Part I, Item 2, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, to give effect to the changes described above; and
3.	in Part I, Item 4, Controls and Procedures, to disclose conclusions regarding the effectiveness of controls and procedures as of June 30, 2006.

Simultaneously, we are filing an amendment to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 to give effect to the changes listed above.

The aggregate effect of these changes is as follows:

	As of June 30, 2006
	As reported as filed on October 20, 2006	Adjustment	As Restated
Condensed Consolidated Balance Sheet
License, net of amortization	$ 296,556	$ 72,482	$ 369,038
Total Assets	1,768,914	72,482	1,841,396
Additional paid in capital	6,857,081	197,762	7,054,843
Deficit accumulated in the development stage	(5,968,147)	(125,280)	(6,093,427)
Total stockholders equity	1,010,815	72,482	1,083,297
Total liabilities and stockholders’ equity	1,768,914	72,482	1,841,396

	For the three months ended June 30, 2006
Condensed Consolidated Statement of Operations
Loss from Operations	(1,570,425)	(2,111)	(1,572,536)
Change in unrealized gain on warrant	(95,550)	76,800	(18,750)
Net loss	(1,661,169)	74,689	(1,586,480)

	For the six months ended June 30, 2006
Condensed Consolidated Statement of Operations
Loss from Operations	(3,548,359)	(125,280)	(3,673,639)
Net loss	(3,294,429)	(125,280)	(3,419,709)

Condensed Consolidated Statement of Cash Flows
Change in depreciation and amortization	28,104	3,518	31,622
Change in accounts payable, accrued payroll and accrued expenses	122,911	121,762	244,673

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)		(Restated)
Assets
Current assets:
Cash and cash equivalents	$ 1,760,272	$ 139,638	$ 512,641
Prepaid halloysite materials	15,000	15,000	5,000
Other current assets	86,038	49,197	51,929
Total current assets	1,861,310	203,835	569,570
Non-current assets:
Prepaid halloysite materials	234,650	234,650	244,650
Atlas Mining warrant			506,250
Deferred financing costs, net	637,870
License, net of amortization	248,636	265,212	369,038
Property and equipment, net	474,245	159,239	151,888
Total non-current assets	1,595,401	659,101	1,271,826
Total Assets	$ 3,456,711	$ 862,936	$ 1,841,396

Liabilities and Stockholders' Equity (Deficiency)

Liabilities
Current liabilities:
Related party note payable	$ -	$ 600,000	$ 300,000
Accounts payable	104,145	241,478	154,418
Accrued payroll	81,060	85,550	113,595
Accrued expenses	60,622	88,621	100,471
Capital lease obligations - current	76,986
Registration rights liability	133,900
Due to related parties	14,629	128,791	58,615
Total current liabilities	471,342	1,144,440	727,099
Non-current liabilities:
Related party note payable	951,288
8% Senior secured convertible notes, net of $2,834,217 discount	513,283
Capital lease obligations	73,415
Other long term liabilities	28,614	28,000	31,000
Total Liabilities	2,037,942	1,172,440	758,099
Stockholders’ Equity (Deficiency)
Preferred Stock – $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value 200 million authorized,
Issued and outstanding 121,930,740 and 121,700,740, respectively	121,931	121,701	121,881
Additional paid in capital	15,655,581	11,105,430	7,054,843
Deficit accumulated in the development stage	(14,358,743)	(11,536,635)	(6,093,427)
Total stockholders' equity (deficiency)	1,418,769	(309,504)	1,083,297
Total liabilities and stockholders' equity (deficiency)	$ 3,456,711	$ 862,936	$ 1,841,396

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended		From inception:
	June 30,		June 30,		December 22,
	2007	2006	2007	2006	2004 to June 30, 2007
		(Restated)		(Restated)
Income:

Sample revenue	$3,250	$15,000	$3,250	$15,000	$18,750

Operating expenses:
Research and development (a)	470,585	372,371	1,056,604	1,096,749	3,756,314
General and administrative (a)	518,036	1,215,165	1,050,549	2,591,890	7,148,952
	988,621	1,587,536	2,107,153	3,688,639	10,905,266

Loss from Operations	(985,371)	(1,572,536)	(2,103,903)	(3,673,639)	(10,886,516)

Other income (expense):
Interest (expense) income, net	(559,957)	4,806	(718,205)	17,680	(698,249)
Income from cooperative research project					180,000
Gain (loss) on warrant		(18,750)		236,250	326,250
Financing fees					(3,280,228)
	(559,957)	(13,944)	(718,205)	253,930	(3,472,227)

Net loss	(1,545,328)	$(1,586,480)	$(2,822,108)	$(3,419,709)	$(14,358,743)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	121,895,136	121,746,296	121,803,462	121,356,793

(a) Stock based compensation expense included in the Statement of Operations for the three and six month periods ended June 30, 2007 and 2006, respectively, are as follows:
• Research and development expense of $96,166 and $352,061 for the three and six month periods in 2007 and, $151,773 and $626,116 for the three and six month periods in 2006.
• General and administrative expense of $160,598 and $422,602 for the three and six month periods in 2007 and, $586,532 and $1,250,649 for the three and six month periods in 2006.

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

See notes to condensed consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
			From inception
	For the six months ended		December 22,
	June 30,		2004 through
	2007	2006	June 30,
		(Restated)	2007
Cash flows from operating activities:
Net loss	($2,822,108)	($3,419,709)	$(14,358,743)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	41,331	31,622	117,904
Amortization of discount on convertible notes	513,283		513,283
Amortization of deferred financing costs	121,248		121,248
Vesting of stock options	774,663	1,876,765	4,015,704
Issuance of warrants for services			3,312,688
Receipt of and gain on Atlas Mining warrant		(236,250)	(506,250)
Net loss on disposal of equipment	6,009		6,009
Changes in operating assets and liabilities:
(Increase) in prepaid halloysite materials			(249,650)
(Increase) in other current assets	(36,841)	(17,225)	(86,038)
Increase in accounts payable,
accrued payroll and accrued expenses	(169,822)	244,673	415,929
Increase (Decrease) in other liability	614	2,500	28,614
Net cash used in operating activities	(1,571,623)	(1,517,624)	(6,669,302)
Cash flows from investing activities:
Purchase of property and equipment	(134,198)	(127,796)	(329,222)
Purchase of license			(100,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(134,198)	(127,796)	77,028
Cash flows from financing activities:
Proceeds from convertible notes	3,250,000		7,406,000
Advances on related party line of credit	300,000	300,000	900,000
Advances from related parties	234,297	134,691	1,000,674
Repayment of amounts due to related parties	(297,172)	(35,328)	(934,758)
Repayment of capital lease obligations	(3,570)		(3,570)
Deferred financing costs	(160,600)		(160,600)
Issuance of common stock			100,000
Proceeds from exercise of stock options	3,500	40,333	44,800
Net cash provided by financing activities	3,326,455	439,696	8,352,546
Increase (decrease) in cash and cash equivalents	1,620,634	(1,205,724)	1,760,272
Cash and cash equivalents at beginning of period	139,638	1,718,365	-
Cash and cash equivalents at end of period	$1,760,272	$512,641	$1,760,272

Schedule of non-cash investing and financing activities :
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on notes payable and warrants grants	$3,347,500		$3,347,500
Registration rights liability	$133,900		$133,900
Common stock issued for property and equipment	$57,600		$57,600
Capital lease obligations	$153,971		$153,971
Common stock issued for convertible notes			$4,156,000
Settlement of liabilities for services in common stock		$170,102	$170,102
Acquisition of license settled through issuance of common stock in 2006 (net of $100,000 cash)		$290,000	$290,000
Common stock returned and cancelled in connection with license agreement			$($84,000)

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1 . PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2007 and 2006 and for the three and six months ended June 30, 2007 and 2006 and the cumulative period from December 22, 2004 (inception) to June 30, 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

During the first quarter of 2007 the Company completed a private placement of $3,347,500 of 8% Senior Secured Convertible Notes (the “Notes”) which, net of cash fees paid, provided net proceeds of approximately $3.1 million. The proceeds from these notes will fund the Company’s business and research programs through the end of 2007. The terms of this financing transaction and the related agreements are described in Note 3, below.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated is financial statements for the three and six months ended June 30, 2006.

These restatements relate to changes which were corrected by the Company in the fourth quarter of 2006 and reported accurately in the financial statements in our Form 10-KSB for the year ended December 31, 2006, but would have had a material effect on the Company’s financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006. The changes related to:

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

2.

In February 2006, the Company agreed to settle obligations with certain venders by issuing them common stock of the Company. The Company incorrectly recorded these settlements at an assumed valuation of the stock issued equal to the carrying value of the obligations settled. The value of these settlements corrected to be equal to the intrinsic value of the stock issued, which exceeded the carrying value of the obligations settled by approximately $197,000. Such understatement of the settlement amount impacts all quarterly reports filed by the Company for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006.

These restatements have no effect on our cash position for any of the periods.

The Balance Sheet at June 30, 206 has been restated as follows:

	As of June 30, 2006
	As reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet
License, net of amortization	$ 296,556	$ 72,482	$ 369,038
Total Assets	1,768,914	72,482	1,841,396
Additional paid in capital	6,857,081	197,762	7,054,843
Deficit accumulated in the development stage	(5,968,147)	(125,280)	(6,093,427)
Total stockholders equity	1,010,815	72,482	1,083,297
Total liabilities and stockholders’ equity	1,768,914	72,482	1,841,396

The Statement of Operations for the three month period ended June 30, 2006 has been restated as follows:

	General and administrative	Unrealized gain on warrant	Net Loss
As previously reported	$(1,213,054)	$(95,550)	$(1,661,169)

Related to overstatement of Atlas Warrant		76,800	76,800
Amortization related to license purchase	(2,111)		(2,111)
	(2,111)	76,800	74,686

As Restated	$(1,215,165)	$(18,750)	$(1,586,480)

The Statement of Operations for the six month period ended June 30, 2006 has been restated as follows:

	General and administrative	Unrealized gain on warrant	Net Loss
As previously reported	$(2,466,610)	$236,250	$(3,294,429)

Related to overstatement of Atlas Warrant			—
Revision to fair market value shares issued	(121,762)		(121,762)
Amortization related to license purchase	(3,518)		(3,518)
	(125,280)	—	(125,280)

As Restated	$(2,591,890)	$236,250	$(3,419,709)

The Statement of Cash Flows for the six month period ended June 30, 2006 has been restated as follows:

	As previously reported	Adjustments	As Restated
Change in depreciation and amortization	$28,104	$3,518	$31,622
Change in accounts payable, accrued payroll and accrued expenses	$122,911	$121,762	$244,673
Settlement of liability for services in common stock	$48,340	$121,762	$170,102
Acquisition of license settled through issuance of common stock in 2006 (net of $100,000 in cash)	$214,000	$76,000	$290,000

This restatement did not change the loss per share of $0.03.

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

On March 7, 2007, we entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which we agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date, or within 150 days if the Company receives a comment letter from the SEC, and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of $0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. The maximum liquidated damages payable under this agreement are $803,400. In connection with this agreement, the Company has recorded a Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement as November 1, 2007. The first payment on such liability will begin to accrue on August 4, 2007 and be paid on August 31, 2007. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. When the registration statement is declared effective or upon a change of our estimated obligation with respect to the liquidated damages, such changes will be recognized as a non-operating gain (expense). This liability will be re-assessed quarterly based upon the registration progress of the Form SB-2 (as originally filed on May 7, 2007 and as amended on August 3, 2007 and October 3, 2007.)

4. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

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

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. On March 31, 2007, the expiration date of this agreement, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed as long as any Notes were outstanding, except as defined in the Purchase Agreement (see Note 3).

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

6. INCOME TAXES

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

7. STOCKHOLDERS’ EQUITY

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

In addition to options granted under the Company’s 2005 and 2007 Incentive Stock Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. The June 30, 2007 intrinsic value of these outstanding options was $9,900.

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

10. COMMITMENTS

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

Item 2(a). Plan Of Operations For The Twelve Month Period July 1, 2007 Through June 30, 2008

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

Our current forecasts indicate that the Company will generate positive cash flow from operations in the fourth quarter of 2008 as a result of anticipated sales forecasts for our Pleximer and filled tubes products. Based on these forecasts, the Company expects to have adequate cash flow from operations to fund the full repayment of the 8% Senior Secured Convertible Notes when they become due and payable on March 7, 2009.

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
•

There are no required cash payments to the counterparty if the shares initially delivered upon settlement are subsequently sold by the counterparty and the sales proceeds are insufficient to provide the counterparty with full return of the amount due (that is, there are no cash settled “top-off” or “make-whole” provisions).

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

Liquidity and Capital Resources

Overview

As of June 30, 2007 the Company had a cash balance of $1,760,272 and working capital of $1,389,968, which reflects the receipt in the first quarter of 2007, of net proceeds of $3,132,500 from the 8% Senior Secured Convertible Notes, as further described in Note 3 to the financial statements, and the receipt of $300,000 of advances under the TI line of credit. The total advances outstanding under the TI line of credit have been reclassified as long term in accordance with the March 7, 2007 “Standstill Agreement” in which TI agreed to not demand payment for any obligations under this agreement as long as the Convertible Notes were outstanding, except under defined circumstances. Since inception on December 22, 2004, the Company’s growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

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

Line of Credit Agreements with TI

As further described in Note 4 “Agreements with Technology Innovations, LLC” our parent and majority shareholder Technology Innovations, LLC provided us with a $1 million line of credit (the “2006 line of credit”). One of our board members, James Wemett, is an 11.29% owner of TI.

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

During 2007, we anticipate cash outflows of approximately $362,400 and $350,000, respectively, for collaborative research and licensing agreements and capital investments (including principal payments on capital lease agreements), for our research and development programs.

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

Total general and administrative expenses for the three month and six month periods ended June 30, 2007 were $518,036 and $1,050,549, respectively, which reflect decreases of $697,129 and $1,541,341 respectively, when compared to comparable prior year periods. The following table reflects the changes in general and administrative expenses during these periods after giving effect for non-cash charges relating to stock-based compensation expenses resulting from the vesting of stock options for general and administrative functions.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

General and administrative	$518,036	$1,215,165	$1,050,549	$2,591,890
Non-Cash stock-based compensation expense	160,598	586,532	422,603	1,250,649
	$357,438	$628,633	$627,946	$1,341,241

Full-time general and administrative employees			3	5

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

Other Income (expense )

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

Operating activities

Total cash used in operating activities in the six month periods ended June 30, 2007 and 2006 were $1,571,623 and $1,517,624, respectively. The net loss generated in 2007 was $598,000 less than the prior period and non-cash items (depreciation, amortization and stock option vesting) were $458,000 less than the prior period in 2006.

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

Investing activities

Net cash used in investing activities in the six month periods ended June 30, 2007 and 2006 was $134,198 and $127,796, respectively. The Company’s capital investments during the first half of 2007 were all related to our research and development efforts. These investments included: a Thermo NCS analyzer, an air compressor, a bench-top tester, an industrial fluidized bath, an injection molding press and centrifugal mixing equipment for the laboratory. Capital investments in the first half of 2006 reflected $113,846 for research and development and $13,950 for general and administrative efforts.

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

Item 3. Controls and Procedures

As disclosed in Note 2 to our financial statements included in Part I, Item 1 of this Amended Quarterly Report on Form 10-QSB,we have revised the financial statements for the period ended June 30, 2006 to correct (i) an understatement by $197,000 of the value of shares of our common stock issued in settlement of certain accounts payable and (ii) an overstatement by $76,800 of the value of a warrant to purchase shares of the common stock of Atlas Mining.

Based on the evaluation as of the end of the period covered by this Amended Quarterly Report on Form 10-QSB, and in light of our determination that there were material inaccuracies in the financial information for the quarter ended June 30, 2006 which were included in the Quarterly Report for the period ended June 30, 2007, our principal executive officer and principal financial officer, with the participation and assistance of our management, have concluded that our disclosure controls and procedures, as defined by in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were ineffective in design and operation. In connection with that determination, we have taken the following remedial actions:

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