Form 10QSB
period 2007-09-30
NaturalNano , Inc.
filed 2007-11-14
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                  September 30, 2007

 OR

?????      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                                                                     to:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class outstanding as of November 14, 2007: Common Stock, $.001 par value – 122,380,740 shares.

Transitional Small Business Disclosure Format (check one): Yes [	] No [ X ]

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of: September 30, 2007 (Unaudited),
	December 31, 2006 and September 30, 2006 (Unaudited and Restated)	3

	Condensed Consolidated Statements of Operations for the three and nine months
	ended September 30, 2007 and 2006 (Unaudited), and from inception
	December 22, 2004 through September 30, 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the Period
	from December 22, 2004 (inception) to September 30, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2007 and 2006 (Unaudited) and from inception
	December 22, 2004 through September 30, 2007 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Plan of Operations	18

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NaturalNano, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,	September 30
	2007	2006	2006
Assets	(Unaudited)		(Unaudited and Restated)
Current assets:
Cash and cash equivalents	$1,019,994	$139,638	$353,951
Halloysite and Pleximer inventory	21,302	15,000	15,000
Other current assets	70,824	49,197	28,507
Total current assets	1,112,120	203,835	397,458
Non-current assets:
Prepaid halloysite materials	249,650	234,650	234,650
Deferred financing costs, net	540,872	—	—
License, net of amortization	240,348	265,212	358,203
Property and equipment, net	482,449	159,239	164,213
Total non-current assets	1,513,319	659,101	686,696
Total Assets	$2,625,439	$862,936	$1,154,524

Liabilities and Stockholders' Equity (Deficiency)
Liabilities
Current liabilities:
Related party note payable	$—	$600,000	$300,000
Accounts payable	75,703	241,478	69,363
Accrued payroll	89,244	85,550	73,249
Accrued expenses	129,658	88,621	310,624
Capital lease obligations-current	76,986	—
Registration rights liability	137,245	—
Due to related parties	58,659	128,791	14,857
Total current liabilities	567,495	1,144,440	768,093
Non-current liabilities:
Related party note payable	969,436	—	—
8% Senior secured convertible notes, net of $2,423,590 discount	923,910	—	—
Capital lease obligations, less current portion	58,191	—	—
Other long term liabilities	29,824	28,000	29,500
Total Liabilities	2,548,856	1,172,440	797,593
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value 200 million authorized,
Issued and outstanding 122,140,740 and 121,700,740, respectively	122,141	121,701	121,881
Additional paid in capital	15,764,730	11,105,430	10,467,830
Deficit accumulated in the development stage	(15,810,288)	(11,536,635)	(10,232,780)
Total stockholders' equity (deficiency)	76,583	(309,504)	356,931
Total liabilities and stockholders' equity (deficiency)	$2,625,439	$862,936	$1,154,524

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended		From inception:
	September 30,		September 30,		December 22, 2004
	2007	2006	2007	2006	to September 30,
		(Restated)		(Restated)	2007

Income:
Sample revenue	$5,500	$—	$8,750	$15,000	$24,250

Operating expenses:
Research and development (a)	529,301	265,224	1,585,905	1,361,973	4,285,615
General and administrative (a)	317,065	864,288	1,367,614	3,456,178	7,466,017
	846,366	1,129,512	2,953,519	4,818,151	11,751,632

Loss from Operations	(840,866)	(1,129,512)	(2,944,769)	(4,803,151)	(11,727,382)

Other income (expense):
Interest (expense) income, net	(610,679)	(3,054)	(1,328,884)	14,626	(1,308,928)
Income from cooperative research project	—	—	—	—	180,000
Gain (loss) on warrant	—	—	—	236,250	326,250
Financing fees	—	(3,006,786)	—	(3,006,786)	(3,280,228)
	(610,679)	(3,009,840)	(1,328,884)	(2,755,910)	(4,082,906)
Net loss	$(1,451,545)	$(4,139,352)	$(4,273,653)	$(7,559,061)	$(15,810,288)

Loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)

Weighted average shares outstanding	121,975,740	121,881,407	121,861,143	121,531,665

(a) Stock based compensation expense included in the Statement of Operations for the three and nine month periods ended September 30, 2007 and 2006, respectively, are as follows:
Research and development expense of $155,067 and $507,128 for the three and nine month periods in 2007 and, $43,910 and $670,026 for the three and nine month periods in 2006.
General and administrative expense of $(106,975) and $315,627 for the three and nine month periods in 2007 and, $362,291 and $1,612,940 for the three and nine month periods in 2006.

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(unaudited)

				Deficit
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000	$—	$100,000
Net loss from inception to 12/31/04				(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		—
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)
UNAUDITED
Allocation of proceeds to warrants			3,213,600		3,213,600
Fair market value of warrants issued to purchase:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs			501,018		501,018
240,741 shares at $0.26 per share for services			50,767		50,767
Vesting of stock options granted			822,755		822,755
Grant of common stock for services @ $0.36 per share	160,000	160	57,440		57,600
Exercise of stock options @ $.05 per share	280,000	280	13,720		14,000
Net loss for the nine months ended 9/30/07				(4,273,653)	(4,273,653)
Balance at September 30, 2007	122,140,740	$122,141	$15,764,730	$(15,810,288)	$76,583

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended		From Inception
	September 30,		December 22, 2004
	2007	2006	through
Cash flows from operating activities:		(Restated)	September 30, 2007
Net loss	$(4,273,653)	$(7,559,061)	$(15,810,288)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	81,184	51,872	157,757
Amortization of discount on convertible notes	923,910	—	923,910
Amortization of deferred financing costs	218,246		218,246
Vesting of stock options	822,755	2,282,966	4,063,796
Issuance of warrants for services	50,767	3,006,786	3,363,455
Receipt of and gain on Atlas Mining warrant	—	(236,250)	(506,250)
Gain on disposal of asset	(1,823)	—	(1,823)
Deferred rent	6,324	—	6,324
Changes in operating assets and liabilities:
(Increase) in inventory	(21,302)	—	(270,952)
Decrease (increase) in other current assets	(21,627)	6,197	(70,824)
Increase (decrease) in accounts payable,
accrued payroll and accrued expenses	(121,044)	329,425	464,707
Increase in other liability	28,942	1,000	56,942
Net cash used in operating activities	(2,307,321)	(2,117,065)	(7,405,000)
Cash flows from investing activities:
Purchase of property and equipment	(169,073)	(149,537)	(364,097)
Proceeds from sale of property and equipment	2,937	—	2,937
Purchase of license	—	—	(100,000)
Proceeds from sale of Atlas Mining warrant	—	506,250	506,250
Net cash (used in) provided by investing activities	(166,136)	356,713	45,090
Cash flows from financing activities:
Proceeds from convertible notes	3,250,000		7,406,000
Advances on related party line of credit	300,000	300,000	900,000
Advances from related parties	326,095	147,505	1,092,472
Repayment of amounts due to related parties	(326,791)	(91,900)	(964,377)
Repayment of capital lease obligations	(18,794)	—	(18,794)
Payment of registration rights obligations	(30,097)	—	(30,097)
Deferred financing costs	(160,600)	—	(160,600)
Issuance of common stock	—	—	100,000
Proceeds from exercise of stock options	14,000	40,333	55,300
Net cash provided by financing activities	3,353,813	395,938	8,379,904
Increase (decrease) in cash and cash equivalents	880,356	(1,364,414)	1,019,994
Cash and cash equivalents at beginning of period	139,638	1,718,365	—
Cash and cash equivalents at end of period	$1,019,994	$353,951	$1,019,994

(Continued on next page)

	For the nine months ended		2004 through
	September 30,		September 30,
	2007	2006 (Restated)	2007
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$132,552		$132,552

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on notes payable and warrants grants	$3,213,600		$3,213,600
Registration rights liability	$133,900		$133,900
Common stock issued for property and equipment	$57,600		$57,600
Capital lease obligations	$153,971		$153,971
Common stock issued for convertible notes			$4,156,000
Settlement of liabilities for services in common stock		$170,102	$170,102
Acquisition of license settled through issuance of common stock (net of $100,000 cash)		$290,000	$290,000
Common stock returned and cancelled in connection with license agreement			$(84,000)

See notes to condensed consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2007 and 2006 and for the three and nine months ended September 30, 2007 and 2006 and the cumulative period from December 22, 2004 (inception) to September 30, 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

The Company had a cash balance, as of September 30, 2007, of $1,019,994 and has experienced an average monthly cash usage of $275,000 during the first nine months of 2007. Management believes the Company has adequate cash to fund its operations and invest in its planned research and development programs through the end of 2007.

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

During the first nine months of 2007, the Company entered into various capital lease obligations for laboratory and testing equipment. Assets under capital lease have been included in property and equipment.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive. As of September 30, 2007 there were 64,411,905 shares underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

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

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

These restatements relate to changes which were corrected by the Company in the fourth quarter of 2006 and reported accurately in the financial statements in our Form 10-KSB for the year ended December 31, 2006, but would have had a material effect on the Company’s financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006. The changes related to:

1.

The value attributed to a warrant to purchase 750,000 shares of common stock of Atlas Mining, Inc. (the “Atlas Warrant”) as of March 31, 2006 was overstated by $76,800. This overstatement impacts the financial statements for the quarters ended March 31, 2006 and June 30, 2006 but there was no impact of this misstatement on the quarterly report for the period ended September 30, 2006 because the warrant was sold by the Company in August 2006.

2.

In February 2006, the Company agreed to settle obligations with certain venders by issuing them common stock of the Company. The Company recorded these settlements at an assumed valuation of the stock issued equal to the carrying value of the obligations settled. The value of these settlements were changed to be the intrinsic value of the stock issued, which exceeded the carrying value of the obligations settled by approximately $197,000. Such understatement of the settlement amount impacts all quarterly reports filed by the Company for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006.

These restatements have no effect on our cash position for any of the periods.

The Balance Sheet as of September 30, 2006 has been restated as follows:

	As of September 30, 2006
	As initially reported	Amendment #1	Restated
License, net of amortization	$287,833	$70,370	$358,203
Total Assets	1,084,154	70,370	1,154,524
Additional paid in capital	10,270,068	197,762	10,467,830
Deficit accumulated in the development stage	(10,105,388)	(127,392)	(10,232,780)
Total stockholders equity	286,561	70,370	356,931
Total liabilities and stockholders' equity	1,084,154	70,370	1,154,524

The Statement of Operations for the three months ended September 30, 2006 has been restated as follows:

	General and administrative	Net Loss
As previously reported	$(862,177)	$(4,137,241)

Related to overstatement of Atlas Warrant	—	—
Amortization related to license purchase	(2,111)	(2,111)
	(2,111)	(2,111)

As Restated	$(864,288)	$(4,139,352)

The Statement of Operations for the nine months ended September 30, 2006 has been restated as follows:

	General and administrative	Net Loss
As previously reported	$(3,328,787)	$(7,431,670)

Related to overstatement of Atlas Warrant	—	—
Amortization related to license purchase	(127,931)	(127,931)
	(127,931)	(127,931)

As Restated	$(3,456,178)	$(7,559,061)

The Statement of Cash Flows for the nine months ended September 30, 2006 has been restated as follows:

	As previously reported	Adjustments	As Restated
Change in depreciation and amortization	$46,243	$5,629	$51,872
Change in accounts payable, accrued payroll and accrued expenses	$207,663	$121,762	$329,425
Settlement of liability for services in common stock	$48,340	$121,762	$170,102
Acquisition of license settled through issuance of common stock in 2006 (net of $100,000 in cash)	$214,000	$76,000	$290,000

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

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of the Company’s common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of the Company’s common stock with an exercise price of $0.22 per share. If the closing price of the Company’s common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which the Company issued such equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans). None of these warrants had been exercised as of September 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

Pursuant to the Purchase Agreement, the Company issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of the Company’s common stock at a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should the Company issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with the Company’s existing benefit plans) at a price per common share below the Conversion Price to the price at which the Company issued such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded (currently, the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

The Company’s obligations under the Notes are secured by first priority security interests in substantially all of the Company’s assets and substantially all of the assets of its wholly-owned subsidiary, NaturalNano Research, Inc. (“NN Research”). In connection with the grant of these security interests, on March 7, 2007, the Company entered into a Pledge Agreement (the “Pledge Agreement”) with the Agent and the other investors, pursuant to which it granted to the investors and the Agent a security interest in all of the outstanding shares of the common stock of NN Research. In connection with the grant of these security interests, on March 7, 2007, NN Research entered into the Patent Security Agreement (the “Patent Security Agreement”) with the Agent and the other investors, pursuant to which NN Research granted to the investors and the Agent a security interest in all of NN Research’s patent interests.

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

As further consideration, on March 7, 2007 the Company issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of the Company’s common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.33 per share. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities.

The fair value of the warrants was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Company recorded a discount on the related Notes in the amount of $3,213,600 for the fair value of these warrants. This discount is being amortized on a straight line basis over twenty four months, the life of the Notes. During the three and nine month periods ended September 30, 2007, the Company recorded $410,627 and $923,910, respectively in amortization expense relating to the discount on the convertible notes. This amortization is included in interest expense in the accompanying Statement of Operations.

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

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of the Company’s common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of the Company’s common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of the Company’s common stock at an exercise price of $0.22 per share. The fair market value of the warrants granted in connection with the due diligence services described above has been determined utilizing the Black-Scholes model as of the date of the Purchase Agreement. Total compensation paid to Platinum Advisors LLC as agent was $696,018 comprised of: $97,500 in cash, a Note in the amount of $97,500 and warrants with a fair market value of $501,018 on the date of issuance.

A charge to Additional Paid-in Capital in the amount of $501,018 reflects the Black-Scholes fair market value of the warrants granted to the Agent in connection with these due diligence services. Total deferred financing costs incurred in connection with this transaction were $759,118. These costs are being amortized on a straight line basis over the term of the notes and resulted in amortization expense of $96,998 and $218,246, respectively, in the three and nine months ended September 30, 2007.

If the Platinum and Longview warrants (described above) are exercised in full, we will be obligated to pay Platinum Advisors an additional due diligence fee of $365,625.

Registration Rights Agreement

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2. This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this FSP in the first quarter of 2007 in connection with the issuance of the 8% Senior Secured Convertible Notes and related warrants as described above.

On March 7, 2007, the Company entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which the Company agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date, or within 150 days if the Company receives a comment letter from the SEC, and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of 0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. The maximum liquidated damages payable under this agreement are $803,400. In connection with this agreement, the Company has recorded an estimated Registration Rights Liability in the amount of $133,900 which reflects an estimated effective date of the Registration Statement of December 1, 2007. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. When the registration statement is declared effective or upon a change of the estimated obligation with respect to the liquidated damages, such changes will be recognized as a non-operating gain or expense. The Company has paid $30,097 of this liability during the three and nine months ended September 30, 2007. As of September 30, 2007 the Company increased its estimate of the remaining obligation by $33,442. As of September 30, 2007, the Company has a total of $137,245 recorded for this liability. This liability will be re-assessed quarterly based upon the registration progress of the Form SB-2 (as originally filed on May 7, 2007 and as amended on August 3, 2007 and October 3, 2007.)

4. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is the Company’s parent and its majority stockholder with an equity ownership of 57.1% of outstanding common stock as of September 30, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. A member of the Company’s Board of Directors has an 11.29% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

In connection with the Purchase Agreement, described in Note 3 above TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted in certain limited circumstances) sell, transfer or otherwise dispose of any shares of the Company’s common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock.

TI and the Company entered into Patent Assignment agreements on March 2, 2007 pursuant to which TI assigned to the Company at no cost all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted licenses. In connection with this agreement, Technology Innovations assigned all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications to NaturalNano. This assignment relinquishes TI’s rights, under the April 27, 2005 license agreement, and results in the Company’s receipt of the marketable title to the patents, free and clear of any liens or encumbrances and eliminates future license fees and royalty payments as defined in the license. The April 27, 2005 exclusive field of use limited license agreement (the “License Agreement”) with TI granted the Company an exclusive world-wide license to make, use and sell the products developed under these patents. The License Agreement covered several patent applications and provisional patents owned by TI that will expire at various future dates.

On June 28, 2006, the Company entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. On March 31, 2007, the expiration date of this agreement, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms the Company believes to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of its Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. TI agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by the Company or NN Research of any obligations for money borrowed as long as any Notes were outstanding, except as defined in the Purchase Agreement.

On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of the Company’s common stock on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. None of these options have been exercised as of September 30, 2007.

5. INVENTORY AND ATLAS MINING COMPANY

On December 29, 2004, the Company contracted with Atlas Mining Company (OTCBB:ALMI) in Utah for the purchase of 500 tons of processed halloysite nanotubes. The Company paid $500 per ton for an aggregate of $250,000 to a designated distributor of Atlas Mining with an additional $100,000 payable when commercial shipments in excess of $250,000 are achieved, thereby resulting in an average purchase price of $700 per ton for this initial supply of halloysite. As additional consideration, the Company agreed to pay Atlas an additional 10% based on the proceeds of sales from unaffiliated customers in instances where the purchase price is in excess of $700 per ton up to a maximum of $2,000 per ton when the Atlas Mining halloysite is used in our finished products.

During the three months ended September 30, 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite pending the completion of a mining study. Due to this uncertainty, all prepaid amounts related to Atlas Mining Company have been reclassified as long term until there is a resolution of this uncertainty.

During the three months ended September 30, 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of September 30, 2007, the $21,302 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be fully utilized on or before September 30, 2008.

When halloysite nanotubes or Pleximer held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) cost of goods sold will be charged as customer shipments are made.

The Company has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company nor the mine in New Zealand for delivery of halloysite materials.

6. INCOME TAXES

As of September 30, 2007, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $8.5 million which expires from 2024 to 2026. The deferred tax asset was comprised of the following:

	September 30, 2007	December 31, 2006
Net operating loss carryforwards	$3,031,072	$2,080,470
Future tax deductions for stock options and warrants granted	2,110,105	2,205,810
Other temporary differences	28,193	20,285
	5,169,370	4,306,565
Valuation allowance	(5,169,370)	(4,306,565)
Net deferred tax asset	$0	$0

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance for the deferred tax assets measured as of September 30, 2007 and as of December 31, 2006.

7. STOCKHOLDERS’ EQUITY

Warrant  Issuances

As of September 30, 2007, there were 30,316,995 common stock warrants outstanding pursuant to the warrant agreements described below.

On April 23, 2007, the Company issued a warrant to purchase 240,741 shares of its common stock at a price of $0.26 per share, which may be exercised at any time on or before April 23, 2012 in connection with a consulting services agreement. Such warrant vested on the date of grant and may be exercised in cash. The Company has valued such warrant using the Black-Scholes model using the 5 year legal life, 112% annual volatility and 4.6% discount rate as of the date of grant and recorded an expense of $50,767 during the nine months ended September 30, 2007. This warrant has not been exercised as of September 30, 2007. Neither this warrant nor the common stock issuable upon exercise of the warrant, have been registered under the Securities Act of 1933.

On March 7, 2007, as described in Note 3 above, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of its common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of the Company’s common stock at an exercise price of $0.33 per share. The third series of warrants (the “Series C Warrants”) covers the purchase of 1,141,194 shares of the Company’s common stock with an exercise price of $0.22 per share. If the closing price of the Company’s common stock on the principal market or exchange on which it is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. None of these warrants had been exercised as of September 30, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

On December 27, 2006, the Company issued a warrant to purchase 200,000 shares of its common stock to PR Financial Marketing, LLC (“PRM”) with an exercise price of $0.28 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expires on December 27, 2008. The value of the services received in connection with this agreement, have been measured utilizing the Black-Scholes model as of the date of the warrant grant and resulted in a fourth quarter 2006 charge of $32,460. This warrant has not been exercised as of September 30, 2007. Neither this warrant nor the common stock issuable upon exercise of the warrant, have been registered under the Securities Act of 1933.

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.01 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant and may not be exercised if and to the extent that, immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash. The warrant expires on March 30, 2009 and has been valued using the Black-Scholes model as of the date of grant and resulted in a third quarter 2006 charge of $3,006,786. This warrant has not been exercised as of September 30, 2007. Neither this warrant nor the common stock issuable upon exercise of the warrant, have been registered under the Securities Act of 1933.

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

For the three and nine month periods ended September 30, 2007, the Company recorded $48,092 and $822,755 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans. The Company recorded $406,201 and $2,282,966, respectively, for the vesting of stock options in the three and nine month periods ended September 30, 2006. Stock option compensation expense is realized due to vesting of grants during the period and approximately $210,000 related to the forfeiture of options which had been previously expensed in accordance with SFAS No. 123(R).

During the nine month period ended September 30, 2007, the Company granted 6,245,000 stock options under the Company’s 2007 Incentive Stock Plan. The 2007 Plan was adopted by the Board of Directors on February 25, 2007. These option grants included 1,578,750 shares vested upon the date of grant, with five and ten year terms, exercise price range of $0.175 and $0.25 per share and grant date fair values between $0.12 and $0.21 per share. The vesting schedule for these options includes four vesting dates through the third quarter of 2009. The fair market value of these options was determined at the date of grant utilizing the Black-Scholes model, as described below. On September 30, 2007 the options outstanding and exercisable under the 2007 Plan had a weighted exercise price of $0.19 per share and therefore had no intrinsic value at September 30, 2007. No option grants made in connection with the 2007 Plan were exercised or cancelled during the nine month period ended September 30, 2007 and accordingly, there are 755,000 option shares available for future grant under this plan.

As of September 30, 2007, the Company had 12,544,000 stock options outstanding under the Company’s 2005 Incentive Stock Plan. During the nine month period ended September 30, 2007, the Company issued five stock option grants aggregating 2,650,000 options under this plan. These option grants included 625,000 shares that vested upon the date of grant, terms of five and ten years, exercise prices of between $0.24 and $0.26 per share and grant date fair values of between $0.18 and $0.30 per share. The vesting schedule for these options includes various vesting dates through 2010. The fair market value of the options on the date of grant was determined utilizing the Black-Scholes model, as described below. Also during the nine month period ended September 30, 2007, 442,000 option grants were exercised by plan participants resulting in $14,000 in proceeds received by the Company. As of September 30, 2007 there were 349,400 shares available for future grants under the 2005 Plan. Total options exercisable under the 2005 Plan as of September 30, 2007 totaled 9,012,335 option shares. On September 30, 2007 the weighted average price of the outstanding options was more than the $0.19 market price and the intrinsic value of the options exercisable, under the 2005 Plan, was $382,894.

In addition to options granted under the Company’s 2005 and 2007 Incentive Stock Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. The September 30, 2007 the intrinsic value of these outstanding options was $8,100.

The fair value of the stock options granted to consultants has been recorded as an expense of $63,162 and $317,662, respectively, for the three and nine month period ended September 30, 2007, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	9/30/07	9/30/06
Risk-free interest rate	4.2-5.0%	4.6%
Expected life in years	3-9.7	4.6
Weighted average expected stock volatility	107%-109%	88% to 97%
Expected dividends	zero	zero

As of September 30, 2007, unvested compensation cost for all stock options granted to employees and consultants was $1.4 million. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

9. STOCK PURCHASE AGREEMENT WITH SBI

On July 9, 2006 the Company entered into the Stock Purchase Agreement with SBI Brightline XIII, LLC (“SBI”), pursuant to which SBI agreed to purchase up to 15,321,154 shares of the Company’s common stock for an aggregate purchase price of $15,500,000. The shares are to be sold in eighteen (18) tranches at increasing per share purchase prices ranging from $0.75 to $1.30, for a weighted average price of $1.01 per share. Except for the requirement to sell the tranches in order and the requirement that the resale of the shares be covered by an effective registration statement under the Securities Act of 1933, there is no limitation on when the Company can require SBI to purchase the shares. The Company is not obligated to sell any shares to SBI unless and until it makes an election to do so. SBI is not obligated to purchase shares, pursuant to the Stock Purchase Agreement, unless the resale of the shares has been registered under the Securities Act. On July 11, 2006, the Company filed a registration statement on Form SB-2 covering the shares issuable to SBI under the Stock Purchase Agreement. The registration had not been declared effective by the Securities and Exchange Commission when, on March 1, 2007, the Company withdrew the registration statement. No securities have been sold to SBI in connection with this Purchase Agreement.

10. COMMITMENTS

During the nine month period ended September 30, 2007, the Company entered into several lease agreements for laboratory equipment classified as capital leases. The cash contractual obligations relating to these capital leases are presented separately in the table below under the caption Capital Equipment.

The following table presents the Company’s cash contractual obligations as of September 30, 2007:

For the period ending December 31:	Capital Equipment	Equipment	Office and lab space	License	Total

2007	$24,005	$7,468	$11,000	$—	$42,473
2008	100,705	11,013	91,687	10,000	213,405
2009	55,535	1,550	45,833	—	102,918
2010	—	—	48,125	—	48,125
2011	—	—	49,723	—	49,723
Thereafter	—	—	598,308	—	598,308
Total contractual cash obligations	$180,245	$20,031	$844,676	$10,000	$1,054,952

The leased office and laboratory space are subject to certain escalations for our proportionate share of increases on the buildings operating costs. Rent expense is charged to operations ratably over the term of the lease which results in deferred rent payable representing cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

Item 2(a).	Plan Of Operations For The Twelve Month Period October 1, 2007 Through September 30, 2008

Milestones Anticipated for the Twelve Month Period Ending September 30, 2008

•	Establishment of joint development agreements that will commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer’s advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple Pleximer based products.
•	Achieve and grow revenue through sales of Pleximer product.
•	Continue validation testing in support of advanced property enhancements to broaden our customers’ base within the polymer composite industry.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Period from October 1, 2007 through September 30, 2008

Our research and development plans for the next twelve months include material characterization, formulation testing and product accreditation for our Pleximer and filled-tube products. These efforts will focus in the areas of:

• Use of halloysite as an additive in composites and polymers.

• Extended release properties.

• Halloysite material characteristics.

• Process development and scale-up of HNT treatment processes.

For the twelve months ending September 30, 2008 we forecast spending $2,231,900 in support of our research and development programs and an additional $1,297,000 for investments in capital assets in the research and development area and approximately $150,000 in licensing fees.

The cash needs for our research and development programs for the twelve months ending September 30, 2008 are summarized below.

Cash Requirements for Research and Development	For the twelve months ending September 30, 2008

Research and development team, including salaries, benefits and travel for staff and full-time consultants	$1,490,600
Professional and technical consultants and advisors	347,600
Laboratory testing, materials, supplies, safety	181,600
Equipment and facility leases	212,100

Research and product development expenses	$2,231,900

Total research and development spending for the twelve month period ending September 30, 2008 reflects significant increases compared to prior periods. Our cash spending for research and development projects, for the twelve months ended December 31, 2006, aggregated $1.2 million, including capital investments of $140,206. The planned increase in all categories of spending reflects management’s commitment to product characterization and investment in our joint development agreements in anticipation of new product introductions. Research and development expenditures for the twelve month period ending September 30, 2008 will be focused on: testing and validation costs associated with customer accreditation and product development for our polymer and nylon based Pleximer products currently underway with our joint development partners. We are seeking additional joint development partners in order to expand our current product and industry applications and as these develop; our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement can include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. Each party to these joint development agreements has agreed to pay all expenses associated with the activities of its employees and consultants in support of efforts to commercialize the products identified.

Investments in capital assets in support of our research and development efforts is forecast to aggregate $1,297,000 in the twelve month period ending September 30, 2008. These investments will be evaluated internally before purchase as to our intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) clay separation processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, (v) precipitation testing, and (vi) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses

The cash requirements for general and administrative efforts for the twelve month period ending September 30, 2008 (including interest) are projected to be approximately $1,936,000. The cash needs projected for our general and administrative expenses for the twelve months ending September 30, 2008 are composed of (i) salaries, benefits and travel of $728,000 (ii) professional services of $439,000 (iii) office rental and facility costs of $59,000 (iv) investor relations and marketing of $162,000, (v) interest of $264,000 and (vi) all other costs of $283,000. Actual cash spending for general and administrative expenses incurred during the twelve months ended December 31, 2006 was $2.0 million. The planned reduction reflects reduced spending on marketing and public relations costs compared to actual spending incurred in the first half of 2006.

Employees

As of September 25, 2007 we employed a total of ten full time employees. During the twelve months ending September 30, 2008, we anticipate adding an additional eight full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our products develop and as our operating cash position allows. The cost of these incremental positions included in our forecast for the forthcoming twelve month period is $476,000, representing salaries and benefits.

Financing Activities

During the first quarter of 2007, we completed a private placement of $3,347,500 in the form of 8% Senior Secured Convertible Notes which, net of $215,000 in fees, provided working capital proceeds of $3,132,500. Management believes this funding will enable us to continue as a viable business through the end of 2007. We plan to fund our operations and research programs during 2007 with these proceeds.

We will need additional funding to execute the 2008 business plan. In light of this, management intends to seek additional sources of cash to be in place and available by the beginning of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and we may fail.

Cash Requirements and Liquidity

Our cash balance as of October 1, 2007 and projected cash outflows for the twelve-month period through September 30, 2008 are presented below.

Cash on hand at October 1, 2007		$1,018,000
Projected cash requirements for the twelve-month period ending September 30, 2008 :
Research and product development expenses	(2,231,900)
Capital expenditures for research and development	(1,297,000)
Collaborative research & licensing agreements	(150,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,672,100)
Interest on convertible debt	(264,000)
Total estimated cash needs for the twelve month period ending September 30, 2008		(5,615,000)
Projected gross margin on forecast product sales of $2.5 million		800,000
Anticipated financing required by 1/1/08, net of financing costs		5,000,000
Estimated cash balance on September 30, 2008		$1,203,000

The cash on hand as of October 1, 2007 is projected to be adequate to fund our current operations through December 31, 2007. Our average monthly cash usage has averaged $275,000 per month for the first nine months of 2007.

We estimate that we will need to raise additional capital of approximately $5 million by the beginning of 2008 to accomplish our business objectives and will actively evaluate all funding options including additional offerings of our securities to private and institutional investors and other credit facilities as they become available. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and we may fail.

Our operating plan for the twelve months ending September 30, 2008 assumes a gross margin of $800,000 on estimated sales of $2.5 million. If we are unable to achieve such sales, or unable to do so at the assumed margin, we will likely require further financing to compensate for the shortfall.

Our current forecasts indicate that we will generate positive cash flow from operations in the fourth quarter of 2008 as a result of anticipated sales forecasts for our Pleximer and filled tubes products. Based on these forecasts, we expect to have adequate cash flow from operations to fund the full repayment of the 8% Senior Secured Convertible Notes when they become due and payable on March 7, 2009.

Item 2(b).	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations For The Three And Nine Month Periods Ended September 30, 2007

General

We are a development stage company and expect to remain so at least through December 31, 2007. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers, plastics as well as composites, and cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing halloysite nanotubes.

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

Revenue Recognition

We have earned only nominal operating revenue since our inception (December 22, 2004). This revenue was generated from the delivery of sample products specifically formulated for customer applications in various industries in connection with product development evaluations and as such are considered operating revenue for financial reporting purposes. We earn and recognize such revenue when the shipment of the sample products has occurred and when no further performance obligation exists.

Liquidity and Capital Resources

As of September 30, 2007 we had a cash balance of $1,019,994 and working capital of $544,625, which reflects the receipt in the first quarter of 2007, of net proceeds of $3,132,500 from the 8% Senior Secured Convertible Notes, as further described in Note 3 to the financial statements, and the receipt of $300,000 of advances under the TI line of credit. The total advances outstanding under the TI line of credit have been reclassified as long term in accordance with the March 7, 2007 “Standstill Agreement” in which TI agreed to not demand payment for any obligations under this agreement as long as the Convertible Notes were outstanding, except under defined circumstances. Since inception on December 22, 2004, our growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

Management has taken actions to ensure that we will continue as a going-concern through December 31, 2007, including the completion of the private placement of the 8% Senior Secured Convertible Notes described above. Management believes this funding will enable us to continue as a viable business through the end of 2007. We plan to fund our research, development and commercialization activities by utilizing the proceeds of this private placement funding. No portion of the proceeds from the issuance of the notes was used to repay debt to TI.

We will need additional funding to execute the 2008 business plan. In light of this, management intends to seek additional sources of cash to be in place and available by the beginning of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail our operations and we may fail.

Stock-based compensation

On January 1, 2006, we adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. We utilized the modified prospective approach of adoption under SFAS No. 123R. Results for prior periods have not been restated. We previously accounted for our employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and nine month periods ended September 30, 2007, we recorded stock-based compensation costs of $48,092 and $822,755, respectively in accordance with SFAS No. 123(R).

As of September 30, 2007, unvested compensation cost for all stock options granted to employees and consultants was $1.4 million. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

Comparison of Statement of Operations

For the three and nine month periods ended September 30, 2007 and 2006

Operating Expenses

Total research and development expenses for the three month and nine month periods ended September 30, 2007 were $529,301 and $1,585,905, respectively, as compared to $265,224 and $1,361,973 for the same respective periods of 2006. The increase in spending on research and development was primarily due to (1) spending for consulting services used to develop Pleximer, (2) depreciation of purchased equipment, (3) salaries due to increasing employees from 3 to 9 and (4) stock option compensation expense realized due to vesting of grants during the period, as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2007	2006	(unfavorable)	2007	2006	(unfavorable)
Consulting services	$71,014	$28,875	$(42,139)	$187,499	$89,358	$(98,141)
Depreciation	22,595	—	(22,595)	44,846	—	(44,846)
Salaries	126,999	75,146	(51,853)	394,537	163,314	(231,223)
Stock option compensation	155,067	43,909	(111,158)	507,128	670,026	162,898
All other	153,626	117,294	(36,332)	451,895	439,275	(12,620)
	$529,301	$265,224	$(264,077)	$1,585,905	$1,361,973	$(223,932)

We expect that we will continue to invest in research and development and that our investment will increase during 2008 as we develop commercial applications for Pleximer and other potential applications for Halloysite. No assurance can be given that such spending for research and development will result in increased revenue from the sale of Pleximer or any other application of Halloysite.

Total general and administrative expenses for the three month and nine month periods ended September 30, 2007 were $317,065 and $1,367,614, respectively, as compared to $864,288 and $3,456,178 for the same respective periods of 2006. The decrease in spending on general and administrative was primarily due to (1) a reduction in spending for investor and public relations services which were higher in 2006 due to the Merger completed in December of 2005 as discussed below under “Note Regarding Merger”, (2) professional fees which include accounting and legal services provided to us, (3) salaries due to decreasing employees from 7 to 5 and (4) stock option compensation expense realized due to vesting of grants during the period and approximately $210,000 related to the forfeiture of options which had been previously expensed in accordance with SFAS No. 123(R), as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2007	2006	(unfavorable)	2007	2006	(unfavorable)
Investor and public relations	$29,503	$28,875	$(628)	$73,845	$506,238	$432,393
Professional fees	116,430	273,894	157,464	338,771	478,176	139,405
Salaries	110,241	49,230	(61,011)	248,964	326,989	78,025
Stock option compensation	(106,975)	362,291	469,266	315,627	1,612,940	1,297,313
All other	167,866	149,998	(17,868)	390,407	531,835	141,428
	$317,065	$864,288	$547,223	$1,367,614	$3,456,178	$2,088,564

We expect that spending for general and administrative will be relatively constant in 2008, we will need to invest in marketing and sales, investor relations and will likely incur additional professional fees related to financing activities required if we succeed in obtaining the additional working capital needed to fund our operations.

Other Income (expense)

Other expense for the three and nine month periods ended September 30, 2007 was $610,679 and $1,328,884, respectively as compared to $3,009,840 and $2,755,910 for the same respective periods of 2006. The table below presents the components of other expense:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest (expense) income, net	$(610,679)	$(3,054)	$(1,328,884)	$14,626
Gain (loss) on warrant	—	—	—	236,250
Financing fees	—	(3,006,786)	—	(3,006,786)
	$(610,679)	$(3,009,840)	$(1,328,884)	$(2,755,910)

Interest is earned on cash balances held at certain financial institutions and we pay interest as part of our capital equipment leases arrangements; interest accrued for the 8% convertible note payable to TI, a related party, as described in Note 4 to the financial statements;. and interest, debt accretion, amortization of deferred financing cost and adjustments to the registration rights liability related to the 8% senior secured convertible notes described in Note 3 to the financial statements. During 2006, we recorded interest on an 8% convertible note to TI, a related party. These interest expenses were as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2007	2006	(unfavorable)	2007	2006	(unfavorable)
Interest earned on cash	$17,403	$2930	$14,473	$54,273	$20,610	$33,663
Interest paid on capital leases	(1,917)	—	(1,917)	(2,371)	—	(2,371)
Interest to TI note	(18,148)	(5,984)	(12,164)	(52,690)	(5,984)	(46,706)
Interest to %8 senior notes	(66,950)	—	(66,950)	(152,498)	—	(152,498)
Accretion of debt	(410,627)	—	(410,627)	(923,910)	—	(923,910)
Registration rights obligation	(33,442)	—	(33,442)	(33,442)	—	(33,442)
Amortization of financing costs	(96,998)	—	(96,998)	(218,246)	—	(218,246)
	$(610,679)	$(3,054)	$(607,625)	$(1,328,884)	$14,626	$(1,343,510)

On January 28, 2005, NaturalNano was granted a two-year warrant to purchase up to 750,000 shares of Atlas Mining Inc. common stock at $.40 per share. This warrant was sold in the third quarter of 2006 generating net proceeds of $506,250 and a realized gain of $236,250 during the nine months ended September 30, 2006. There is no corresponding amount in 2007.

Financing fees include warrant expenses related to a stock purchase agreement with SBI Brightline XIII LLC (“SBI”) as described in Note 9 to the financial statements.

The balance due to TI as of September 30, 2006 was $300,000 as compared to $900,000 as of September 30, 2007. We agreed that no payments would be made to TI in connection with this line of credit agreement as long as any of the 8% convertible notes were outstanding.

We have paid $67,035 and $130,181 of interest during the three and nine months ended September 30, 2007 to the holders of the 8% senior secured convertible notes.

Comparison of Liquidity and Capital for the three and nine months periods ended September 30, 2007 and 2006

Operating activities

Total cash used in operating activities in the nine month periods ended September 30, 2007 and 2006 were $2,307,321 and $2,117,065, respectively. The net loss generated in 2007 was $3,285,408 less than the prior period and non-cash items (depreciation, amortization, stock option vesting and warrant expense) were $4,386,918 less than the prior period in 2006.

Non-cash expenses totaling $1,142,156 for amortization of debt discount and deferred financing costs were incurred during the nine months ended September 30, 2007 in connection with the 8% senior secured convertible debt. The amortization of the remaining $2,964,462 of debt discount and deferred financing costs will continue as non-cash expenses through March 2009.

The decrease in the net loss for the period ended September 30, 2007 reflects reduced spending in the areas of marketing, communication, conferences and seminars in the first quarter of 2007, as compared to the comparable period in 2006, offset by increased investment in headcount and supplies in our research laboratory and staff. The decrease in accounts payable, payroll and other accrued expenses in the nine months ended September 30, 2007 reflects growth in our business activity and settlement of liabilities upon receipt of the convertible debt proceeds since March 2007.

Investing activities

Net cash (used in) provided by investing activities in the nine month periods ended September 30, 2007 and 2006 was $(166,136) and $356,713, respectively. Our capital investments during the first nine months of 2007 were related to our research and development efforts. These investments included: a Thermo NCS analyzer, an air compressor, a bench top tester, an industrial fluidized bath, an injection molding press and centrifugal mixing equipment for the laboratory. Capital investments in the first nine months of 2006 reflected $139,937 for research and development and $9,600 for general and administrative efforts.

The growth in the research and development capital assets reflects the four capital lease agreements entered into in the nine months ended September 30, 2007 in connection with expansion of the Rochester laboratory. These equipment leases reflect the capitalization of $153,971 relating to the lease of a DMA/TGA, an air mill and a twin screw extruder equipment. The leases are for twenty-four months and include a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $135,177 as of September 30, 2007 in connection with these agreements.

During the first quarter of 2007, we issued 160,000 shares of common stock in payment for leasehold improvements in connection with our office relocation.

Financing Activities

Net cash provided from financing activities in the nine month periods ended September 30, 2007 and 2006 was $3,353,813 and $395,938, respectively. The cash flows during the first nine months of 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, we also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On March 7, 2007 in connection with the Loan and Security Agreement with Platinum, Longview and Platinum Investors, TI agreed that, as long as any notes were outstanding under this Agreement, TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this the borrowing has been reclassified to long term.

During the first nine months of 2007, we made net cash payments to affiliated entities for shared services agreements, of $696 and received payments of $55,605 during the comparable period in 2006. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our disinterested board members review all shared service agreements for arms-length terms.

During the nine months ended September 30, 2007, we made capital lease payments of $18,794. There were no capital leases outstanding in the same respective period of 2006.

During the nine months ended September 30, 2007, we paid $30,097 in registration rights liquidated obligations to the holders of the 8% senior convertible notes. This liability becomes due and payable on the first day of each month following August 4, 2007 until our common shares which underlie the 8% convertible note are covered by an effective registration, as more fully explained in Note 3 to the financial statements.

We incurred cash expenses of $160,600 for fees and professional services in connection with the issuance in March 2007 of the 8% senior secured convertible debt.

During the first nine months of 2007 and 2006, several participants in our incentive stock plan exercised their option agreements and provided $14,000 and $40,333, respectively in cash inflows.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	the successful implementation of research and development programs;
•	the ability to demonstrate the effectiveness of our technology;
•	the timeline for customer accreditation for product formulations;
•	our ability to enter into strategic partnering and joint development agreements;
•	our ability to competitively market our Pleximer and filled tube products;
•	the terms and timing of product sales and licensing agreements;
•	the timing and approval of filed and pending patents applications;
•	the ability to raise additional capital to fund our operating and research activities until we generate adequate cash flow from operations;
•	our ability to attract and retain key personnel and;
•	general market conditions.

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

Item 3. Controls and Procedures

As disclosed in Note 2 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-QSB,we have revised the financial statements for the period ended September 30, 2006 to correct (i) an understatement by $197,000 of the value of shares of our common stock issued in settlement of certain accounts payable.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Location

4.1	Observation Rights Agreement dated July 7, 2007 among NaturalNano, Inc., Technology Innovations LLC, Michael Weiner and Ross B. Kenzie.	(1)

10.1	Employment Agreement. Dated August 31, 2007, by and between NaturalNano, Inc. and Kent A. Tapper	(2)
10.2	Joint Development Agreement by and between Pactiv Corporation and NaturalNano, Inc.	(3)
10.3	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(4)

31.1	Certification of President pursuant to Rule 13a-14(a)	*
31.2	Certification of C.F.O. pursuant to Rule 13a-14(a)	*

32.1	Certification of President pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*
32.2	Certification of C.F.O. pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 4, 2007.
(3)	Incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Registration Statement on Form SB-2/A (No. 333-142668) filed October 3, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2007.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALNANO, INC.

(Registrant)

By:  /s/ Cathy A. Fleischer

Name: Cathy A. Fleischer

Title: President

(Principal Executive Officer)

Date: November 14, 2007

By:  /s/ Kent A. Tapper

Name: Kent A. Tapper

Title: Chief Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2007