Form 10KSB
period 2007-12-31
NaturalNano , Inc.
filed 2008-04-09
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                            December 31, 2007

 OR

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number (585) 267-4850

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [	]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this from, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	] No [ X ]

State issuer’s revenues for its most recent fiscal year. $15,250

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant’s Common Stock on March 27, 2008 was $3,231,829.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2008: Common Stock, $.001 par value – 123,882,740 shares.

Transitional Small Business Disclosure Format (check one): Yes [	] No [ X ]

i

PART I

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

NOTE REGARDING STOCK SPLIT

On February 8, 2006 we effected a two-for-one stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the stock split) reflect this stock split.

Item 1.

Description of Business

NaturalNano, Inc. was founded in December 2004 in Rochester, New York to develop proprietary materials and processes utilizing naturally occurring nanotubes. These nanotubes have already demonstrated significant value to the $40 billion polymer composites industry by providing stronger, lighter, less expensive nanocomposites. In addition, we have patent protection for the use of nanotubes for controlled release and delivery of active agents useful in many industries from household products to cosmetics.

Terminology

A summary of the terms used to describe our technologies and related science is presented below.

•

Nanotechnology is research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 - 100 nanometer (nm) range, to provide a fundamental understanding of phenomena and materials at the nanoscale and to create and use structures, devices and systems that have novel properties and functions because of their small and/or intermediate size. The novel and differentiating properties and functions are developed at a critical length scale of matter typically under 100 nm.

•	Nanoscale means measurements using one-billionth of a meter units.
•	Active ingredient loading refers to the process in which the lumen (inner opening) of the halloysite clay is filled with an application specific chemical.
•	Application technologies refer to processes, treatments, or other innovations applied to a particular good or service for use by an end customer.
•	Commercial scale means amounts by weight and/or volume that are suitable for use in goods that are intended for sale to, or by, a third party.
•	Composite is an engineered material composed of two or more components.
•	Compounder is a company that uses polymer extruders to mix plastic materials, including colorants and fillers.
•	Concentration relates to the amount of tubular material by weight or volume resident in the halloysite sample.
•	Extraction of halloysite nanotubes is comprised of separating the nanotube components out of a mixture of various mineral materials which are impurities from the mining of halloysite clay.
•	Elongation is the percent increase in length resulting from a force or stress on a material.
•	Elution attributes relate to the amount of time required for a given quantity of active ingredient to flow from the nanotube.
•

Functionalized HNT TM is an extracted halloysite nanotube that may have one or more of the following treatments: classification of size, outer surface treatment, outer surface metallization, inner surface coating, inner surface metallization or active ingredient loading.

•

Halloysite clay is a clay-like mineral occurring in soft, smooth, amorphous masses of a whitish color. Halloysite frequently has a unique, tubular quality and is mined throughout the world, for various commercial purposes.

•	Halloysite nanotubes (“HNT”) is a term that defines the materials found in halloysite clay that are tube shaped and can be measured in one-billionth of a meter units.
•	Halloysite nanotube processing technology means the manipulation of halloysite nanotubes, including mechanical and chemical treatments.
•	Hot melt state is the chemical phase in which a material becomes liquid.
•	Manufacturing trials are full scale experiments (relative to pilot scale) demonstrating technology prior to commercialization.
•	Metallization is the process in which the lumen or surface of the halloysite clay is coated with a metal.
•	Modulus is the force needed to deform a material.
•	Nanoclay is used to define a clay material that can be dimensionally measured in one-billionth of a meter unit.
•	Nanotubular material is used to define a material that has a tubular geometric shape that can be dimensionally measured in a one-billionth of a meter unit.
•	Pilot trials are large scale experiments (relative to laboratory scale) demonstrating process technology prior to manufacturing trials.
•	Platy nanoclay is a nanoclay material containing layered two-dimensional sheets held together by an intermediary layer.
•	Polymers are often referred to as plastics and are large organic molecules formed by combining many smaller molecules (monomers) in a regular pattern.
•	Polymer extruder is a machine used to mix plastic materials including colorants and fillers (additives) such as halloysite in a hot melt state.

•	Polymer composite is a mixture of one or more polymers and one or more filler materials, designed to improve the strength or other properties of the polymer material.
•

Scanning electron microscope (SEM) is an electron microscope that creates images of nanoscale features by bombarding the surface sample with a stream of electrons, scanning back and forth, and reading the reflected electrons as they bounce off the surface.

•	Spectrometers are tools that reveal the composition of things by measuring the light absorbed or emitted by atoms or molecules.
•

Toll manufacturing is a contractual arrangement with a third-party processing or manufacturing business that has existing equipment and personnel for the production of materials to customer specifications generally utilizing the technologies and materials provided by the customer. These firms operate under non-disclosure agreements in order to protect the customers’ proprietary technology.

•	Tubular content material is used to define a material that has been processed and has a high percentage of, or is completely comprised of, particles with tubular geometric shape.
•	Turn-key product or material can be dropped into an existing manufacturing process without any modification prior to use.

The nanomaterial we are currently using is halloysite nanotubes (HNTTM), which is a nanotubule mineral that occurs in nature in many kaolin clay deposits. This material is actively mined today, both in the USA and internationally and is used by the paper, cement and ceramics industries, among others. We intend to capitalize on these deposits, and other original sources, to economically obtain and refine nanotubes in quantities of thousands of tons per year.

The Company’s strategy to enable early revenue and long-term growth is focused on two distinct phases:

(I)	enter the market with unique, differentiated, patented composite materials and;
(II)	grow beyond the composites industry by exploiting the breakthrough controlled release functionality by filling our nanotubes with active agents that create advantaged, high margin products.

During 2007, we built an experienced technical leadership team, which has moved from invention through the development process to a commercial product in less than a year. Three joint development agreements (JDAs) have been executed and provided third party validation of our products. NaturalNano released its first nanocomposite product, Pleximer-NTM, to the market in the fourth quarter of 2007, meeting a key goal for 2007.

Products

Our value-added technologies are directed to the production of our first product, PleximerTM , as well as to a related manufacturing solution utilizing advances in material science and chemistry to enhance and simplify current polymer manufacturing processes. Pleximer has been designed to address the manufacturing process challenges encountered by many polymer and plastics processing companies in meeting end-user demands for stronger, lighter and lower cost polymer-based products. Pleximer is a halloysite nanotube polymer concentrate that can be added directly to a polymer molder or extrusion process. As an example, a 30% HNT polypropylene Pleximer product could be blended in molding equipment with pure polypropylene to obtain a final polymer nanocomposite with 5-10% HNT concentration of polypropylene, which results in increased stiffness and durability.

Plastics (also referred to as “polymers”) have been used for years in the production of lightweight components of finished goods across a wide array of industries. “Plastic composites” are engineered advanced materials that are produced from two or more raw materials to create a new, improved product. Commonly, components added to the production of an engineered composite include a fiber or filler material to add strength to the end product. The advanced materials used for a plastic composite are produced by combining the polymer and filler components and melting them in order to bind them together. Polymers are a common component in composite formulations because of their notable ability to be molded into desired shapes and structures at a relatively low temperature.

We believe that our product, Pleximer, will fundamentally change the product performance characteristics of existing composite formulations, thereby resulting in stronger, lighter and less expensive end products when compared to composite products currently available in the market. Our research teams have completed laboratory and pilot-scale testing that confirms a significant strength improvement and increased flexibility for molding plastic components when our halloysite-based Pleximer is used.

Pleximer is formulated using NaturalNano’s proprietary and patent-pending processes that offer improved performance properties when compared to conventional fillers. The Pleximer product will be produced in pellet or flake form, sold in tons and designed to be added directly into a final stage polymer extruder or molder with better cost and performance characteristics compared to conventional fillers and other platy nanoclay.

Our future success with Pleximer will be dependent on our ability to tailor products and system-solutions in close cooperation with our potential customers. A further success factor will be our ability to solve our customer’s manufacturing problems quickly, within their manufacturing environment, and tailored to their market definitions and constraints. We believe a joint development approach with one or more customers will offer us opportunities to extend the range of Pleximer to a family of related products and new application solutions. We expect the first sales of our Pleximer product in volumes sufficient for incorporation into a customer’s manufacturing process to occur in the first half of 2008. Our strategy is to nurture our joint development agreements (“JDA”) into customer relationships with our development partners as specific applications and accreditation processes develop. We currently have three JDA partners focused on developing applications where our products would be ordered for use in products to be manufactured and sold commercially. We expect the first of these applications to begin in the first half of 2008. A nylon based Pleximer was developed in our laboratory and quantities were available for sale in October 2007. While we did have customer orders as of December 31, 2007, we currently forecast revenues from the sale of commercial volumes of our Pleximer in the first half of 2008. Development of a polypropylene based Pleximer is complete. Testing of either nylon or polypropylene Pleximer materials has been conducted in four applications.

In addition, a formulation jointly developed with Cascade Engineering was tested in October in a full-scale end-use application with the intent to accredit the use of our product for a national manufacturer. No assurance can be given that we will receive commercial orders for the applications being developed by Cascade Engineering in 2008, if at all.

Also, we participated in a full-scale production process using a polypropylene based Pleximer with a national manufacturer using the manufacturer’s production facility. This full scale production test produced positive results and we expect further production trials to occur to access repeatability, after which we anticipate orders of such polypropylene based Pleximer for use in commercial production by this manufacturer. No assurances can be given that such production trials will be undertaken, that the results will be repeated, or that even if they are repeated, orders will be placed for commercial volumes of our Pleximer in 2008, if at all.

We have made significant capital investments and will continue to invest in equipment that allows us to produce trial scale batches of Pleximer for customer attribute validation and characterization testing. These investments also allow us to produce manufactured materials for high margin, small volume niche market applications. Typically, we will utilize third-party toll manufacturers that would manufacture Pleximer products based on Company specifications or joint development partners in instances where our customer requires a finished formulation of Pleximer for incorporation into their manufacturing process.

We envision that in some customer instances, we will license our technology to allow our customers to incorporate our know-how and patented processes in the areas of functionalized nanotubes into their manufacturing process. In instances of licensing agreements, our customer (a materials compounder or polymer supplier, as an example) could then directly produce the functionalized materials for each of their specific applications. Our licensing strategies will focus on segmenting applications by (i) manufacturing technology used currently by the customer, (ii) the market addressed by the customer/licensee and (iii) the complexity of the processing application. We have not entered into any licensing agreements to date and believe that future agreements will be tailored based upon the customer’s industry segment and the complexity of the traditional processing alternatives available.

Pleximer

NaturalNano’s first family of products will center on our initial product, Pleximer, which was introduced to the market in the fourth quarter of 2007. Pleximer is a turnkey halloysite nanotube polymer concentrate material that can be added directly to a manufacturer’s polymer extruder or molder. Pleximer is formulated using NaturalNano’s proprietary processes that have been developed internally by our research and development team, which are the subject of pending patent applications. The Company believes these pending patent applications offer a technology that demonstrates improved performance properties compared to current polymer composite offerings. The Pleximer product is produced in pellet or flake form, sold in tons and designed to be added directly into a customer’s polymer extruder or molder resulting in superior cost and performance characteristics compared to conventional fillers.

Today, most nanocomposites used in the plastics industry are made with “platy nanoclay” materials that are challenging and expensive to process. Platy nanoclays, such as montmorillonite, contain layered two-dimensional sheets held together by an intermediary layer. These clay sheets must be exfoliated (chemically separated) to produce a nanoparticulate filler with uniform dispersion characteristics within a polymer matrix. Today’s platy nanoclay composite production processes require multiple processing steps including: surface treatments, incorporation of nanoclay into the polymer synthesis process, and additional extrusion steps before the final polymer extruder or molding, in order to achieve the uniform dispersion required for most polymer composite products. These multiple manufacturing processes lead to complexity, increased cost and dispersion quality challenges. Even with the manufacturing processes described above, today’s platy nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements. We believe the up-front capital investment in specialized manufacturing equipment and quality issues associated with exfoliation are the biggest market barriers to the growth in the nanoclay market segment today.

NaturalNano’s Pleximer concentrates have been designed to respond to customer needs by providing advantaged materials that are stronger, lighter and less expensive. For example, in the transportation industries (automotive, trucking, aerospace) it is desirable to remove weight in order to achieve better fuel economy in tandem with the ability to carry more cargo. As another example, Boeing recently announced that their new 787 jets that will be introduced in 2008 will be made primarily of polymer composites. Further advances in stronger, lighter, and less expensive materials are sought out by aerospace and other transportation industries.

The following chart displays data obtained from testing performed by our research team in NaturalNano laboratories. This data demonstrates the improvements in certain material characteristics when 6% and 11% HNT materials are added to polypropylene:

HNT concentration %	Modulus (strength and stiffness, 1000 pounds/square inch)	% improvement	Elongation %
0	90	-	320
6	101	12%	290
11	144	60%	240

This data illustrates the increased strength and stiffness obtained at 6-11% HNT addition, as measured by an increase of as much as 60% in the modulus value. The use of only 6-11% of HNTs results in lower levels of component materials and lighter materials, compared to standard composites which can contain as much as 30-60% of the heavier filler material. Elongation, a measurement of flexibility and toughness, remains high (greater than the benchmark of 200%) which is important for durability of the final product. This is an advantage of our HNT nanocomposites, as traditional composites are often brittle at the high loading levels. In addition, Pleximer is lower in cost compared to other nanocomposite materials, due to the significantly reduced processing costs achieved by the elimination of exfoliation and supplemental extrusion processes, described above. We have validated this data through measurements made by our JDA partners.

The Company believes that the Pleximer family of products will open significant opportunities for our potential customers, the polymer compounders and molders and other end-users, to introduce nanocomposite products without significant capital investment. NaturalNano began manufacturing scale production testing for Pleximer during the second half of 2007. The Company has incurred cumulative research and development investment costs of $4.7 million since inception (December 22, 2004) in the evaluation, design and development of the Pleximer product. Manufacturing scale tests, product specific attribute design and attribute validation will continue. The Company anticipates research and development spending for the twelve month period ending December 31, 2008 will aggregate $1.5 million in support of continuing development and product commercialization of Pleximer and filled-tubes products.

Filled tube products

NaturalNano’s second generation halloysite nanotube (“HNT”) products will involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite nanotubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product, planned for introduction in 2008, would be a second generation Pleximer product, which contains a material of interest within the tubes, such as an antimicrobial compound to provide antimicrobial properties to the resulting polymer composite material. This would be valuable, for example, in the fabric industry for athletic wear. We expect to identify a joint development partner to collaborate with us on the introduction of a filled-tube product in 2008. The critical milestones for the commercialization of a filled-tube product would be established with this development partner and would include various product demonstration and accreditation trials in the first half of 2008 with the expectation of market release in late 2008.

The Company expects to identify joint development partners in focused markets for filled-tubes product opportunities. For example, HNTs filled with fragrances using our extended release technology under development, will elute out of the tube slowly over time. This is of interest for household products such as laundry detergents, or health and beauty products. The filled tube technology provides potential for longer lasting treatments, with lower levels of active agents. In agrichemical applications, the tubes can be filled with pesticides for treatment of crops, thus providing a longer lasting treatment with lower levels of pesticides and a smaller environmental footprint.

The processes for filling the tubes, for applications of interest such as cosmetics and agricultural, are covered by patents licensed from the U.S. Department of the Navy and by pending patent applications. The underlying technology for these products and processes are covered by patent applications pending issuance and certain issued patents with expiration dates ranging from 2013 to 2018 and described further under the heading “Intellectual Property.”

Naturalnano’s Technologies

In 2007, NaturalNano developed HNT-polymer concentrates, Pleximer™, for use in polymer nanocomposites. The Pleximer™ family of products can be incorporated directly into traditional extrusion processes to obtain novel nanocomposite materials. In the fourth quarter of 2007, we introduced our first commercial nylon based product, Pleximer-N™. Additional Pleximer products based on polyolefins are developed and are under evaluation by our joint development partners and customers.

HNTs are a hollow tubular structure that is about 1 micron in length (1/1000 of a millimeter) with an average diameter of approximately 100 nanometers. Due to the unique chemistry and geometry of this material, HNTs may be used in a multitude of applications.

Halloysite is different from other nanoclays because it eliminates the need for the expensive, time-consuming exfoliation processing required by other nanoclay materials. Conventional nanoclays, also known as platy clays, occur as stacks of two-dimensional sheets held together by an intercalation layer. These sheets must be separated, or exfoliated, to function as nanoparticulate fillers and be dispersed into the polymer matrix. Exfoliation is a complex, expensive, multi-step process that is often incomplete, frequently leaving larger pieces of clay that create weak points in the resulting composite material. Halloysite nanotubes do not require exfoliation. Pleximer can provide a reduction in processing cost and improvements in performance and production rates.

Pleximer™ allows manufacturers to use existing processing equipment without the need for the exfoliation process equipment used with platy clays. This broadens the potential market for clay-based nanocomposites by enabling more manufacturing sites to benefit from these materials and extends the use of the technology into different polymer systems. This unique combination of processing capability, product performance and price will allow our family of Pleximer™ products to expand and dominate the growing market for nanoclay composites.

The second generation products will fully utilize the tubular nature of the halloysite nanotubes, through filling the tubes with active agents for the polymer nanocomposites, household products, cosmetics, agriculture, and pharmaceutical industries. NaturalNano has exclusive rights to patents covering usage of HNT and their unique hollow-tube structure that allows chemicals, additives or other materials to be added to the inside of the tubes, creating a slow or controlled release of the material. Research and development of controlled release technology will be conducted through funding from joint development agreements that the Company intends to enter into with strategic partners. The combination of development work in our laboratories and collaboration with one or more strategic partners should allow us to get high margin, filled nanotube products to market quickly.

NaturalNano plans to explore the possibilities that controlled release offers in such industries as cosmetics, where it could enhance products such as sun block to increase the length of protection, extend the life and aromatic properties of fragrances or improve the effectiveness of anti-aging material. The Company also noted potential in the diverse agrichemical industry, where NaturalNano plans to explore applications that enhance the effectiveness and duration of fertilizers and pesticides. The Company also has prioritized development of applications in the cleaning products, home goods and packaging industries.

Strategy

The NaturalNano commercialization strategy is to initially focus on the development and introduction of its halloysite nanotube polymer concentrate, the Pleximer family of products. This product, currently in the pilot and manufacturing scale testing phase of development, introduces a lower cost nanoclay alternative to the polymers and composites market segment. The Company’s researchers believe the unique characteristics of halloysite clay allow for the development of a novel process and material compound that will provide the stronger and lighter characteristics currently available from platy nanoclays, with a low cost processing structure relative to current nanomaterials such as carbon nanotubes (synthetic nanotubes formed from carbon) and platy nanoclays. This low cost benefit results from naturally occurring materials, such as HNTs, that can be run in today’s manufacturing process; thereby capitalizing on a significant market that cannot currently run nanocomposites. Market research indicates that the combination of stronger, lighter and less expensive materials is a high priority for companies producing products in the growing nanocomposites industry.

The Company intends to make certain investments, through the purchase or lease of capital assets and licensing rights, in connection with the research, development and commercialization of the Pleximer and filled-tube products. The 2008 capital plan includes investment in testing and characterization equipment associated with: (i) clay separation processes, (ii) polymer extruder equipment and upgrades, (iii) tube filling and evaluation tools, (iv) laboratory expansion, and (v) equipment such as a Scanning Electron Microscope (SEM). Our investment in this specialty engineering equipment is expected to provide the Company with tools for the characterization of thermal stability and strength of our nanocomposite formulations. Capital expenditures for 2008 are projected to be $421,000.

We hold a Partially Exclusive License for the use of numerous patents from the Naval Research Laboratory (the “NRL”), that, among other things, requires that we undertake efforts to implement a commercial development plan designed to bring one or more of the licensed patents to practical application by October 1, 2009. During 2008 and 2009, we expect to incur at least $1,500,000 in research and development and marketing related costs in connection with this project. In addition, we are obligated to pay the NRL during 2008 a total of $250,000 toward the $500,000 licensing fee and a minimum royalty payment of $76,667.

The critical milestones associated with the commercialization of the Pleximer family of products include: advanced pilot and manufacturing scale trials, application definitions and formulation optimization which will occur in combination with the customer validation and accreditation processes. Advanced pilot trials including customer evaluation and validation are currently underway for certain Pleximer-based products in certain applications utilizing polypropylene and nylon polymers. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take between three and six months from the initial completion date for product design.

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

Our commercialization strategy focuses on the development and introduction of a family of HNT-polymer based concentrates, Pleximer, which began in the fourth quarter of 2007. This turn-key product introduces a lower cost alternative into the nanoclay segment of the polymer composites market. The unique characteristics of halloysite clay allow for the development of novel compounds that will provide the stronger and lighter characteristics currently available from nanoclays, while enabling the materials to be run on conventional processing equipment resulting in lower total fabrication costs.

Polymer Composites

NaturalNano’s proprietary process will provide a polymer nanocomposite product with high strength, lower weight, and low cost; a unique combination in the nanocomposites market. This capability provides a strong competitive advantage in the market for clay nanocomposites, and could dramatically expand the potential market beyond current forecasts.

Composite plastic technologies are widely used in products ranging from aircraft and automotive, to building materials and sporting goods. Composites provide a combination of properties not possible with traditional materials such as metal or plastic. The American Composites Manufacturers Association estimates the global composite plastic market at $40 billion in annual revenues.

A polymer nanocomposite is a blend of polymeric and nano-particulate filler materials. BCC Research estimated the global nanocomposite market at $273 million in 2005, growing to $4 billion by 2015; an average annual growth rate of over 30%. Clay nanocomposites are forecast to increase their market share to 47% of all nanocomposite material by 2010.

Future Key Market Opportunities

In addition to the development and commercialization of polymer nanocomposites, which are the priority for the next 6 months, NaturalNano is in discussions with key partners for entrance into other markets such as drug delivery ($40 billion total market), household products and cosmetics ($300 billion total market), and agricultural chemical delivery. Our second generation products will focus on novel, high value-added products that will utilize nanotubes filled with active agents for controlled release in various consumer products. Research and development for the second generation products will be accelerated in 2008 as we obtain strategic partners to assist in funding the research and development needed. Our priority for the development of these unique products will be focused on signing a joint development agreement in 2008. Our extensive patent library covers all of these areas.

Our prioritization of the nanocomposite market for our initial product introduction is based on a total world-wide market in 2005, measured by BCC Research in June 2006, at approximately $273 million. This market study projects the nanocomposite market will grow to $741 million by 2010 and identifies the fastest growing component of the nanocomposite market as the nanoclay segment. We believe our Pleximer product offers significant product opportunities and advantages to current products within this segment and have, therefore, prioritized our first product introduction in the nanocomposite market.

We believe Pleximer offers a unique solution, in that it is a solution using standard manufacturing equipment, and provides features that include high product strength, lower product weight and lower production cost. We believe these improved quality and cost characteristics will be available as a result of our unique patent pending processes and technologies. Our manufacturing and lab scale testing and research indicate that our technology and processing techniques could be applied in numerous applications that currently cannot utilize platy nanoclay solutions due to processing and chemical limitations.

Raw Materials and Processing

Halloysite and the closely related kaolonite are naturally occurring clays which are actively mined on commercial scale in the United States and throughout the world for use in the paper, porcelain and concrete industries, among others. The halloysite nanotubes can be separated from kaolonite using standard processing equipment and techniques which are currently in use.

During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of December 31, 2007, the $27,149 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be fully utilized on or before December 31, 2008.

We believe that halloysite clay does not require any special handling, storage, or disposal and can be treated like any other clay product.

Our process begins with raw or minimally processed halloysite material from the mine. The halloysite would then be separated and treated utilizing our proprietary technologies and would be surface treated and optimized for the polymer of interest. This refined and treated material may be shipped to a partner company or a designated “toll manufacturing” facility in the form of a dry powder or slurry mixture. Toll manufacturing is a contractual arrangement with a third-party firm that has existing equipment and personnel for manufacturing materials to specifications and utilizing technologies and materials provided by NaturalNano. The use of tolling arrangements would allow the Company to limit our capital investment requirements and direct manufacturing hiring. Any future tolling arrangements will include non-compete and non-disclosure agreements. Pleximer would be manufactured from the HNTs either at a partner company, toll manufacturer, or in-house and would typically be shipped to the customer in pellet or flake form, although the customer’s specific requirements will determine the final form of delivery. NaturalNano can add further value to the refined and classified nanotubes by either adding material to the surface of the nanotubes or loading the nanotubes with active materials. The resulting materials can then be shipped to customers for use in their individual manufacturing processes.

Typically, these materials would be incorporated with other ingredients to produce the finished product that our customer would sell, for instance providing a strengthening agent or extended release agent to be added to the partner’s existing materials or products.

If requested by a customer, we will evaluate and select suitable toll manufacturers in the targeted industry segment.

Customers

During 2007 we obtained our first revenues for our Pleximer product through the sales of quantities of Pleximer for testing and certification of Pleximer in processes and products. The market introductions for Pleximer-based products are expected to be, primarily, for furniture, transportation, packaging, sporting equipment, and electronics product applications. The Company believes 2008 operating revenues will be generated from the sale of processed and functionalized HNTs and products in a polymer-based pellet or flake under the product name “Pleximer” and funded development of applications of interest to our joint development partners. It is most probable that the first delivered tons of Pleximer will be in conjunction with a joint development partner in the compounding or molding industry. Management anticipates that future results of manufacturing-scale testing, with joint development partners, will identify instances for common development that could offer both parties new market offerings to solve strength and dispersion issues that result from traditional platy nanoclay formulations. Management believes that the unique manufacturing solutions generated from Pleximer technologies will also lead to licensing opportunities in a variety of such customer circumstances.

Sales

The Company’s executive team is currently responsible for developing relationships with prospective customers and future joint research and development partners. During 2008 we intend to recruit sales, marketing and product development employees and consultants with chemical, manufacturing and engineering experience to assist with the design and commercialization of system-solutions to generate product and licensing revenues for the Company.

We believe that strategic partnerships and joint development agreements (“JDA”) will be an important element of our commercialization strategy. To date, we have entered into three JDAs and are actively evaluating and testing product applications under these JDAs. During 2007, our JDAs primarily addressed the development and commercialization of polypropylene and nylon-based Pleximer products. We anticipate that our JDA efforts in 2008 will broaden the range of polymer systems and begin development of filled tube applications.

We will continue pursuing suitable additional JDA partners for additional product applications. We anticipate that our JDA partners will help us to validate and expand our technology, develop and optimize extrusion (melt blending) processes, offer insight into additional application opportunities, as well as assist in the development of future sales channels.

The goal of these agreements is to develop and commercialize products of interest to each of the partners. The JDAs each contain provisions regarding commitments for future product supply, relative to the products and processes developed, and cross licensing agreements. While in 2007, each party to the agreements was responsible for the cost of the activities initiated by it own employees and consultants, we anticipate that, in 2008, the Company will be receiving funding to support its efforts on some of the new JDA opportunities.

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

NaturalNano’s Pleximer is a HNT-polymer concentrate designed to provide stronger, lighter, and less expensive materials for the polymer composite industry. Competitive products that provide similar mechanical property improvements include nanomaterial concentrates containing either carbon nanotubes or nanoclay platelets. As one example Hyperion Catalysis International, Inc. provides concentrates of carbon nanotubes (CNT) in various polymers. However, the CNT raw materials are very expensive; typically 1000x the cost of nanoclay materials, so NaturalNano believes that we will be cost advantaged.

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

The nanoclay segment of the nanocomposite market, which includes halloysite, is expected to grow from $75M today, to $348M in 2010 (according to a study released in June 2006 by BCC Research). Therefore, we believe there is a large opportunity for growth and market share for multiple companies, including NaturalNano, in this segment.

Employees

As of December 31, 2007, the Company had eleven full-time employees. Management anticipates the addition of three research staff in 2008 in connection with the product development and commercialization of the Pleximer product. We anticipate the aggregate annual cost of these additional research employees will be $150,000. Our evaluation of human resource needs often results in our use of experienced part-time consultants in various functional areas in lieu of the immediate hiring of full-time employees. We expect to spend approximately $250,000 for part-time technical consulting services in 2008.

All of our employees and consultants have signed confidentiality agreements and non-compete agreements, as appropriate.

Intellectual Property

NaturalNano owns or holds license to 27 issued or pending patents. An overview of the Company’s issued, pending and licensed patents are summarized below.

Pending patent applications developed internally cover the following processes and applications:

•&#61472;	Improved polymeric composite including nano-particle filler,
•&#61472;	Nanocomposite master batch composition and method of manufacture,
•&#61472;	Nanocomposite method of manufacture,
•&#61472;	Improved polymeric adhesive including nanoparticle filler,
•&#61472;	Improved polymeric coatings including nanoparticle filler, and
•&#61472;	Fire and flame retardant polymer composites.

Pending patent applications assigned from Technology Innovations, LLC, during the first quarter of 2007, include the following processes and applications:

•&#61472;	Halloysite microtubule processes, structures, and composites,
•&#61472;	Ultra-capacitors comprised of mineral microtubules,
•&#61472;	Hydrogen storage apparatus comprised of halloysite and mineral microtubules, and
•&#61472;	Method for stabilizing nanotubular halloysite.

Patent licensed from Ambit Corporation under non-exclusive license agreement:

•&#61472;	Patent # 6,885,845 for Personal Communication Device Connectivity Arrangement, expires on 12/21/2014.

Pending patent applications developed jointly with the Naval Research Labs under a Cooperative Research and Development Agreement (CRADA) include the following:

•&#61472;	Cosmetic skincare applications employing mineral-derived tubules for controlled release,
•&#61472;	Radiation absorptive composite and methods of production, and
•&#61472;	A method for treating agricultural crops using materials associated with tubular carriers.

Issued patents and applications licensed on a partially-exclusive basis from the Naval Research Laboratories include the following processes and applications:

•&#61472;	Patent #5492696 for Controlled Release Microstructures, expires on 2/20/2013,
•&#61472;	Patent #5651976 for Controlled Release of Active Agents Using Inorganic tubules, expires on 7/29/2014,
•&#61472;	Patent #5705191 for Sustained Delivery of Active Compounds from Tubules with Rational Control, expires on 1/6/2015,
•&#61472;	Patent #6013206 for Process for Formulation of High Aspect Ratio Lipid microtubules expires on 1/11/2017,
•&#61472;	Patent #6280759 for Method of Controlled Release and Controlled Release Microstructures expires on 8/28/2018,
•&#61472;	Patent #6913828 for Production of Hollow Metal Microcylinders From Lipids, expires on 7/5/2022,
•&#61472;	Patent #6936215 for Process for Control of Bilayer Numbers Leading to High Efficiency Production of Lipid Microtubules, expires on 8/30/2022,
•&#61472;	Patent #7125476 for Methods and Devices for Microwave-Attenuating Composite Materials, expires on 10/24/2023,
•&#61472;	Patent application No. 11/229,433 entitled “ Nobel biodegradable biofouling control coating method of formulation”, and
•&#61472;	Patent Application No. 10/863,848 for Waterborne Coating Containing Microcylindrical Conductors and Non-Conductive Space Filling Latex Polymers.

Patent Assignment modifying License Agreement with Technology Innovations, LLC

During the first quarter of 2007, our corporate parent, Technology Innovations LLC (“TI”) assigned to us, without cost, all rights, title, interests in, and improvements to, various issued patents and pending applications which TI had previously licensed to us.

License with Naval Research Laboratory

On October 3, 2007, we entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (the “NRL”) (the License Agreement”). Under the License Agreement, the NRL has granted us exclusive rights to use certain NRL patents in the fields of electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles and local drug delivery.

The License Agreement permits us to use the licensed patents, any patents issuing thereon and any re-examination, re-issue, continuation or division thereof within the United States of America until each subject patent expires, subject to certain requirements, including that we fulfill a commercial deployment plan to bring one or more licensed inventions to practical application by October 1, 2009, invest at least $1,500,000 in marketing and/or research and development of practical applications for the patents. Further, any licensed invention not in use for a practical application after three years may be licensed by the NRL on a non-exclusive basis, provided that we are given the first right of refusal to begin practical application of any such licensed invention.

The License Agreement provides for a license issue fee of $500,000 to be paid in installments commencing in October 2007 and continuing through December 31, 2009, and royalties of 5% of net sales, subject to minimum royalty payments ranging from $76,667 in 2008 to $347,333 in 2012, with a minimum annual royalty of $30,000 for each licensed field of use thereafter.

The License Agreement permits us to sublicense the licensed inventions, subject to a sublicense fee ranging between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

License Agreement with Ambit Corporation

On December 31, 2005, we entered into a License Agreement with Ambit Corporation (the “Ambit License”) for the rights to a patented technology in the field of electronics shielding. On November 13, 2006, the parties signed an amended and restated license agreement, effective October 1, 2006, modifying the terms of the original agreement. The amended agreement changes the scope of the license from exclusive to non-exclusive and changes the original royalty stream to 20% royalty payments upon the sale of licensed products utilizing the technology or in instances of sublicense agreements. The amended agreement also includes annual reporting progress made on product development and various confidentiality elements. This agreement shall remain in effect until the expiration date of the last to expire related patent that is covered by the agreement, which is projected to be in fiscal 2014. In consideration for the rights granted under the original agreement, the Company paid $100,000 in cash and issued to Ambit 200,000 shares of common stock valued at $1.45 per share in connection with the original agreement. In connection with the November 13, 2006 amendment, the purchase price was modified to $306,000 and the 200,000 shares issued to Ambit were returned to the Company.

Government Regulation And Environmental Laws

Our operations subject us to government regulations relating to air emissions, waste water disposal and solid waste disposal, building codes with respect to the storage of flammable gases and liquids and workplace safety requirements of the Occupational Health and Safety Act.

Our business involves the use of a broad range of chemicals and potentially hazardous materials. We may be required to obtain various permits pursuant to environmental law related to hazardous chemicals and materials, and will likely be required to obtain others as our operations continue to evolve. Any violation of environmental laws or regulations, material change in environmental laws or regulations or their enforcement or failure to properly use, handle, store, release or dispose of hazardous chemicals and materials could result in restrictions on our ability to operate our business and could cause us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation. We regularly assess our compliance with environmental laws and regulations and management of environmental matters utilizing a combination of internal staff and external consultants. We believe we are currently substantially in compliance with environmental laws, and we have not incurred any material restrictions in our business operations. It is likely that we will be required to obtain a combination of federal, state and local permits relating to air emissions and waste water disposal. We do not believe the cost of obtaining such permits will be material.

All of our operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws and regulations.

During the fiscal year ending December 31, 2007, we spent approximately $30,300 in connection with compliance with federal, state and local environmental laws related to activities in our laboratory and offices.

Sales internationally of some of the products and services we have developed or intend to develop, may be subject to the policies and approval of the U.S. Department of State, Department of Commerce or Department of Defense. Any international sales may also be subject to U.S. and foreign government regulations and procurement policies, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings.

RISK FACTORS

You should carefully consider the following material risk factors as well as all other information set forth or referred to in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. The Company believes all material risk factors have been presented below. If any of the following events or outcomes actually occurs, our business operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Risks Related to our Business

We have a limited operating history, and therefore there is a high risk of potential business failure unless we can overcome the various obstacles inherent to a development stage business.

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

We have incurred substantial operating losses and have had no material revenues since inception (December 22, 2004) and we may never achieve profitability.

From our inception on December 22, 2004 through December 31, 2007, we have incurred cumulative losses of $17,397,275. As a result of the start-up nature of our business, we expect to sustain substantial expenses before generating significant revenues. There can be no assurance that we will achieve profitability in the immediate future or at any time.

We do not expect to generate sufficient revenues in 2008 to be come profitable, during which time we will engage primarily in research, development and commercialization efforts for our Pleximer product. Our first revenue from the sale of the Pleximer product was in the fourth quarter of 2007. We do not anticipate revenues sufficient to fund our business plan and research programs until 2009 at the earliest.

Our cash balance on December 31, 2007 was $404,940 and our average cash burn for the year ended December 31, 2007 was approximately $246,000 per month. As a result the Company is actively seeking to secure additional working capital through the sale of its equity or debt securities. There can be no assurances that the Company can sell sufficient securities to operate its business until December 31, 2008, if at all, and if it fails to sell such securities we may be forced to curtail operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of December 31, 2007 and related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

Given our historical financial losses and current financial condition  we will need additional financing to execute our 2008 business plan. Our inability to obtain sufficient additional capital could reduce the value the market currently places on our common stock.

From our inception on December 22, 2004 through December 31, 2007, we have incurred cumulative losses of $17,397,275. Our cash burn projections indicate that we will have cash available for our business operations and research and commercialization efforts only through May 15, 2008. In light of this, the Company intends to seek at least $5,000,000 of additional funding to be in place by May 15, 2008. We have no current commitment for such future funding and there can be no assurance that additional capital will be available on terms acceptable to us, or at all. Selling additional stock would dilute the equity interests of our stockholders. Further, if we sell stock at a price lower than the conversion price of the Notes held by the selling stockholders, the number of shares of our common stock issuable upon conversion of those Notes will automatically increase, thereby further diluting the equity interests of our stockholders. If we are unable to secure additional capital, we will be forced to reduce our investment in development and commercialization efforts, which will impair our ability to execute our plans and as a result we may fail.

We used cash of approximately $3,072,000 (including capital investments of $169,000 and $50,000 in connection with technology licensing agreements) in 2007 and, expect to use $3,105,000 (including capital investments of $421,000 and $200,000 in licensing investments) in 2008.

Management projects that the Company will have viable saleable products, at a level that will generate positive cash flow, by the fourth quarter of 2008. Investors should be aware of the increased risks, uncertainties, difficulties and expenses we face as a research and development company and that an investment in our common stock may become worthless if our business fails.

Because our products will generally be components of, or additives to, end products sold to our customer’s end-users, the commercial viability of our products will be tied to the success of our customers’ products.

Our products are not designed for direct use by an end-user and virtually all of our products will be components of, or additives to, other products. For example, we expect that our halloysite based product, Pleximer, will be incorporated into or used as an additive in a wide array of end products, produced by our customers, to enhance performance and reliability at lower cost. As a result, the market for our products is dependent on third parties creating or expanding their end-user products that will ultimately utilize our products. If such end-user products are not developed, or the market for such improvements to the end-user product diminishes or fails to develop, the market for our component product would diminish or collapse. This would limit our ability to generate revenues as envisioned in our business plan.

If we cannot achieve commercial application of our nanoscale materials, we may not achieve profitability.

We must develop commercial applications for halloysite nanotubes, which we intend to develop through joint development agreements in specific market segments in identified potential fields of use. If we fail to establish such collaborative relationships or if such collaborations are unable to develop sufficiently attractive commercial uses for our nanoscale materials or to produce these materials at a competitive cost, we may not achieve profitability.

We may not be able to manage our growth effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively slower growth is likely to occur and thereby slowing or negating our ability to achieve and sustain profitability.

We may not be able to fully protect our proprietary rights and we may infringe the proprietary rights of others which could result in costly litigation.

Our future success depends on our ability to protect and preserve the proprietary rights related to our technology and resulting products. We have the rights to twenty-five issued or pending patents relating to processes and technologies and expect to continually invest in our intellectual property portfolio through in-house development and through third party licensing and joint venture research. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. The Company intends to pursue aggressively all efforts to obtain patent protection for our technology. The Company also relies on trade secrets, common law trademark rights and trademark registrations, as well as confidentiality and work for hire, development, assignment and license agreements with employees, consultants, third party developers, licensees and customers. Our protective measures for these intangible assets afford only limited protection and may be flawed or inadequate.

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

Our strategy of pursuing joint development agreements may not lead to the commercialization of our technologies, which could have a severe negative impact on our ability to market our products.

Leveraging strategic partnerships is a key element of our business plan. We plan to achieve product commercialization through joint development agreements, as these relationships will help us to validate and expand our technology and offer insight into and definition of additional application opportunities and develop future sales channels. We intend to continue our development of these strategic partnerships with research teams at leading industry manufacturers and suppliers in order to develop the manufacturing and marketing efforts that we believe will be required to commercialize our products. We currently have three joint development agreements. If we are unable to enter into additional joint development agreements in the future, or if none of our joint development agreements leads to a strategic alliance, we may be unable to complete the commercialization of our products as effectively as we currently envision.

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

We expect that our future product offerings will provide new capabilities and superior performance compared to existing materials. However, many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with other manufacturers of material additives that may have internal development programs. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

•&#61472;	substantially greater financial, technical and marketing resources;
•&#61472;	larger customer bases;
•&#61472;	better name recognition; and
•&#61472;	potentially more expansive product offerings.

Many existing and potential competitors have greater financial resources and are likely to command a larger market share, which may enable them to establish a stronger competitive position than we may have, in part through greater marketing opportunities. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable entity.

Future sales and growth potential depend upon the price and availability of acceptable halloysite materials.

Our future sales, and operating margin from such sales, if any, will depend on our ability to purchase halloysite clay in the quantity, quality and cost required by any such sales. Our 2008 operating plan will require that we supply approximately 80 tons of halloysite clay to our prospective customers. As of December 31, 2007, we had an inventory of approximately 15 tons of halloysite clay. We must obtain additional quantities of halloysite clay during 2008. No assurances can be given that we can secure the required halloysite clay, if any, under terms that will be acceptable to us.

Our business could be negatively affected by any adverse economic developments in the advanced materials industry and/or the economy in general.

We depend on the demand for the application of our technology and nanoscale materials and as such our business is susceptible to downturns in the advanced materials industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely result in additional investments in research and marketing and thereby increase our costs to bring our products to market.

Our future success depends on retaining our existing key employees and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success depends in part on our ability to retain key employees including our executive officers. Although we have certain employment agreements in effect with our executives, each executive can terminate his or her agreement generally with 90 days notice. It would be difficult for us to replace any one of these individuals. In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure.

Because we have filled, and intend in the future to fill, certain of our human resource needs with part-time consultants in lieu of hiring full-time employees, we may increase risks associated with the protection of our intellectual property, inhibit our ability to access the best talent, and potentially impair our ability to monitor the progress of our research and development projects.

In an effort to contain operating costs and conserve our cash resources, we have employed, from time to time, part-time consultants in lieu of immediately hiring full-time employees in certain administrative and technical positions, and we intend to continue this practice. In a number of these instances, the part-time consultant has transitioned into full-time employment with the Company. The use of part-time consultants increases the risk of improper and unauthorized access to intellectual property and confidential technical information, even though we enter into non-disclosure and technology transfer agreements with all of our consultants.

The use of part-time consultants can also limit the range of personnel available to us, as many well-qualified prospective employees will decline offers of part-time consultancy.

We are controlled by a single majority stockholder, and our minority stockholders will be unable to effect changes in our governance structure or implement actions that require stockholder approval, such as a sale of the Company.

Technology Innovations, LLC beneficially owns a majority of the outstanding shares of our common stock. Technology Innovations has the ability to control various corporate decisions, including our direction and policies, the election of our entire Board of Directors, the content of our charter and bylaws, and the outcome of any other matter requiring stockholder approval, including a merger, consolidation, sale of substantially all of our assets or other change of control transaction. The consent of our minority stockholders will not be required for any of these decisions.

There may be conflicts of interest between us and our parent and majority stockholder.

Because of the nature of our business and the businesses of other entities in which Technology Innovations, our parent and majority stockholder, holds, or may in the future acquire, an ownership interest, the relationship of Technology Innovations with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not always be resolved in a manner that is favorable to us. We believe it is impossible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation. Our Board members who are unaffiliated with Technology Innovations will make all determinations and decisions relating to Technology Innovations and other affiliates as they may arise, but because actions by our Board are subject to reversal by direct or indirect stockholder action, and Technology Innovations, as the holder of approximately 56.3% of our outstanding common stock as of December 31, 2007, has effective voting control, decisions by our Board adverse to the interests of Technology Innovations will be subject, in certain circumstances, to reversal by Technology Innovations.

Risks Related to Our Common Stock

We have a history of operating losses and expect to report future losses that may cause our stock price to decline.

For the operating period since inception (December 22, 2004) through December 31, 2007, we have incurred a net cumulative loss of $17,397,275. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. Our net loss for the year ending December 31, 2007 was $5,860,640. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

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

We will need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because we are a development stage company and have no material revenues, we need to secure on-going funding. The private placement of 8% Senior Secured Convertible Notes provided working capital proceeds of $3,250,000 in the first quarter of 2007, but we believe that such funds will not be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business at our current cash burn rate. If we are unable to obtain adequate additional financing, we may not be able to successfully develop and market our products, our business operations will most likely be discontinued and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

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

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•&#61472;	variations in our quarterly operating results;
•&#61472;	our ability to complete the research and development of our technologies;
•&#61472;	the development of a future market for our products;
•&#61472;	changes in market valuations of similar companies;
•&#61472;	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•&#61472;	additions or departures of key personnel; and
•&#61472;	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report is not necessarily an indicator of what the trading price of our common stock might be in the future. In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

As of December 31, 2007 there were outstanding options to purchase 18,389,000 shares of our common stock, with exercise prices ranging from $0.05 to $1.44 per share with a weighted average exercise price of $.20 per share. Our 8% Senior Secured Convertible Notes are convertible into an additional 15,215,910 shares of common stock, at an exercise price of $0.22 per share. Also outstanding on December 31, 2007, were warrants for the purchase of 25,546,995 shares of our common stock, having exercise prices ranging from $0.22 to $0.33 per share with a weighted average exercise price of $0.27 per share. These options, convertible notes and warrants, as well as other convertible securities that we may issue in the future, may result in shares being issued for consideration that is less than the trading price of our common stock at the time the shares are issued. We may also issue shares in the future at a discount to the trading price of our common stock. Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.

Shares of our common stock may be subject to price illiquidity and volatility because our shares may continue to be thinly traded and may never become eligible for trading on Nasdaq or a national securities exchange.

Although a trading market for our common stock exists, the trading volume has not been significant and an active trading market for our common stock may never develop. There currently is no analyst coverage of our business. Because 69,303,189 shares are held by our corporate parent, an additional 1,834,565 outstanding shares are beneficially owned by our officers, directors and affiliates and a further 274,700 shares are otherwise not freely tradable because they were issued without registration under the Securities Act of 1933 and may be resold into the market only in compliance with the provisions of Rule 144, including the notice provisions and volume limitations of that rule, the number of our shares currently available in the market is 51,468,286. During the period from November 29, 2005 through December 31, 2007, the average daily trading volume of our common stock was approximately 59,000 shares (or approximately 0.1% of the shares currently available in the market). The trading volume of our shares will continue to be limited due to resale restrictions under applicable securities laws and the fact that approximately 58.8% of our outstanding shares are held by our officers, directors or our parent and majority stockholder. As a result of the limited trading market for our common stock and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the OTC Bulletin Board, lack of analyst coverage of our common stock and limited trading market for our common stock. As a result, even if prices appear favorable, there may not be sufficient demand to complete a stockholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of public companies with broad public ownership and an active trading market, and any of our stockholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for our shares.

While we may, at some point, be able to meet the requirements necessary for our common stock to be listed on the Nasdaq stock market or on another national securities exchange, we cannot assure you that we will ever achieve such a listing. Listing on one of the Nasdaq markets or one of the national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, which could result in you losing some or all of your investments.

The so-called “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

Trading of our common stock on the OTC Bulletin Board is subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Because our common stock has historically traded below $5.00 per share, it is deemed to be a penny stock, and consequently trading in our stock is subject to additional sales practice requirements on broker-dealers.

These require a broker-dealer to:

•&#61472;	make a special suitability determination for purchasers of our shares;
•&#61472;	receive the purchaser’s written consent to the transaction prior to the purchase; and
•&#61472;	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, the penny stock rules restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

The authorization and issuance of preferred stock may prevent or discourage a change in our management.

Our Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock without stockholder approval. Such shares will have terms, conditions, rights, preferences and designations as the Board may determine at the time of issuance. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of our outstanding common stock.

Certain provisions of Nevada law and of our corporate charter may inhibit a potential acquisition of our Company, and this could depress our stock  price.

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

The issuance to Platinum LTG, Longview and Platinum Advisors of shares of our common stock upon conversion and exercise of the derivative securities held by them will result in dilution to our existing stockholders.

The issuance of shares of our common stock to Platinum LTG, Longview and Platinum Advisors will dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a decline in the price of our common stock. The Company estimates that the common stock ownership held by existing stockholders will decrease by approximately 25%, and the common stock ownership held by non-affiliates of the Company will decrease by approximately 10%, if all of the shares of common stock that may be issued upon a conversion of the derivative securities held by Platinum LTG, Longview and Platinum Advisors are issued.

Item 2.	Description of Property

Our primary business operations are conducted from leased office space located at 15 Schoen Place in Pittsford, New York. The Schoen Place lease, which commenced in March 1, 2007, calls for annual rent of $44,000 through February 28, 2009, at which time the annual rent increases by 5%. The lease also imposes annual rent increases of 5% for years three through five and annual increases of 3% for years six through fifteen. The lease agreement provides for our use of the office space through April 30, 2022 (subject to our right to terminate under certain conditions, including landlord re-leasing of the property, after March 1, 2009 with 90 days notice). The landlord is responsible for all real property taxes for the first 38 months of the term; thereafter, the landlord will absorb the first 3% of any increases and half of the remaining 97% will be reimbursed by the Company based on its proportionate share (17%) of the building usage. In addition to being responsible for utilities within our leased space, we have agreed to pay our proportionate share of utility charges for common area within the building.

We currently lease approximately 3,000 square feet of laboratory space in Rochester, New York under an agreement that expired on January 31, 2008 and was renewed through January 31, 2009, at an annual base rent of $47,687, plus a pro rata share of the operating expenses.

On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent shall be $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option of up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to us or our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers, or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 14, 2007, an information statement was furnished to all holders of Common Stock of the Company in connection with proposed actions taken by the Company without a meeting pursuant to the written consent of the holder of a majority of the voting power of the Company:

1.	The election of six (6) members of the Board of Directors, each to serve until the 2008 Annual Meeting of Stockholders or until a successor is elected.
2.

The amendment and restatement of the Articles of Incorporation (i) to provide that the terms of rights, options, warrants and other securities approved by the Board of Directors may include a provision requiring the consent of the holders of a class of the Company’s capital stock (or a designated group of such holders) to waive or amend such rights and(ii) to increase the number of authorized shares of the Company’s common stock, par $0.001 per share, from 200,000,000 shares to 300,000,000 shares.

3.	The approval of the NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan.

The foregoing actions were approved by the Company’s majority stockholder on October 29, 2007 and became effective on December 6, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the OTC Bulletin Board under the symbol NNAN.

The high and low share prices for the Company’s common stock as reported on the over-the-counter bulletin board for each quarterly period since January 1, 2006 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

For the year ended December 31, 2006	Sales Prices
	High	Low
First quarter	$2.50	$1.05
Second quarter	1.90	1.05
Third quarter	1.35	0.49
Fourth quarter	0.95	0.25

For the year ended December 31, 2007

First quarter	$0.38	$0.19
Second quarter	0.32	0.20
Third quarter	0.27	0.16
Fourth quarter	0.27	0.09

The closing price of the Company’s common stock on April 7, 2008, as reported on the OTC Bulletin Board, was $0.065 per share. As of March 31, there were outstanding 123,882,740 shares of our common stock, which were held by approximately 207 shareholders of record.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,389,000	$0.20	10,405,000 *
Equity compensation plans not approved by security holders	25,636,995	$0.27	none
Total	44,025,995	$0.24	10,405,000

* The shares are issuable under the Company’s 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock awards or restricted stock units which vest based upon Board designation at the time of grant.

Recent Sales of Unregistered Securities

I. Prior to the Merger (described below), NN Research issued the following securities without registration under the Securities Act of 1933, all of which were issued in private placements not involving a public offering and in reliance on the exemption from the registration requirements of such Act provided in Section 4(2) thereof.

a.	In connection with its organization, on December 22, 2004, NN Research issued 10,000,000 shares of its Common Stock to Technology Innovations, Inc. for an aggregate purchase price of $100,000.
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

III. On February 1 and 9, 2006, we issued an aggregate of 314,700 shares of our Common Stock to three entities in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. Specifically, we issued:

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

VI. On March 7, 2007, pursuant to a Loan and Security Agreement (the “Purchase Agreement”) with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (subject to certain anti-dilution adjustments). On March 7, 2007 we also issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. Each series of Warrants contain provisions for anti-dilution adjustments to the exercise prices. In connection with those issuances, on March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share (subject to certain anti-dilution adjustments). The Notes and Warrants were issued in a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof and Regulations D and S promulgated thereunder.

VII. On March 26, 2007, we issued an aggregate of 160,000 shares of common stock to two entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 100,000 shares to F.M. Office Express, Inc. and 60,000 shares to Pittsford Flour Mill, LLC in connection with services performed on our behalf in connection with the relocation and planning for our new office location. These issuances were made as private placements not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof.

VIII. During the periods indicated, we granted options under our 2005 Incentive Stock Plan to officers, directors, employees and consultants for the purchase of the number of shares of our Common Stock (at the indicated exercise prices per share):

Option Grants made in the quarter ended:	Number of Shares	Exercise Price

June 30, 2006	205,000	$ 1.30-$1.44
September 30, 2006	380,000	$ 1.06-$1.20
December 31, 2006	2,115,000	$ 0.35-$0.42
March 31, 2007	2,500,000	$ 0.21
June 30, 2007	50,000	$ 0.26
September 30, 2007	100,000	$ 0.24
	5,350,000

The shares of our Common Stock issuable under our 2005 Incentive Stock Plan have been registered on Form S-8 (No 333-132607).

IX. On July 24, 2006 we granted an option to Cathy A. Fleischer, at the time our Chief Technology Officer, for the purchase of 40,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan and the shares issuable upon exercise of this option have not been registered under the Securities Act of 1933.

X. On December 7, 2006, we granted an option to Sir Harold W. Kroto, a consultant to the Company and a member of our Scientific Advisory Board, for the purchase of 50,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan and the shares issuable upon exercise of this option have not been registered under the Securities Act of 1933.

XI. On March 2, 2007, we granted an option under our Amended and Restated2007 Incentive Stock Plan to Cathy A. Fleischer, our President, for the purchase of 1,200,000 shares of Common Stock at an exercise price of $0.25 per share. These options were granted without registration under the Securities Act of 1933 in reliance upon the exemption from the registration requirements of such Act provided by Section 4(2) thereof inasmuch as they were issued pursuant to a compensatory plan in transactions not involving a public offering. The shares of our Common Stock issuable under our Amended and Restated2007 Incentive Stock Plan have been registered on Form S-8 under the Securities Act of 1933, filed on December 19, 2007.

XII. In August 2007 we granted options under our Amended and Restated2007 Incentive Stock Plan to Kent A. Tapper, our Chief Financial Officer, and a total of 14 other employees and consultants to the Company for the purchase of an aggregate of 5,045,000 shares of Common Stock at exercise prices ranging from $0.175 to $0.18 per share. These options were granted without registration under the Securities Act of 1933 in reliance upon the exemption from the registration requirements of such Act provided by Section 4(2) thereof inasmuch as they were issued pursuant to a compensatory plan in transactions not involving a public offering. The shares issuable under our Amended and Restated2007 Incentive Stock Plan have been registered on Form S-8 under the Securities Act of 1933.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if he or she acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

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

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Plan of operations for the period from December 31, 2007 through December 31, 2008

Milestones Anticipated for the Twelve Month Period Ending December 31, 2008

•	Establishment of joint development agreements that will identify and develop additional applications for Pleximer and commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer’s advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple Pleximer based products.
•	Achieve and grow revenue through sales of Pleximer product.
•	Continue validation testing in support of advanced property enhancements to broaden our customers’ base within the polymer composite industry.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Twelve Month Period ending December 31, 2008

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

For the twelve months ending December 31, 2008 we forecast spending $1,500,000 in support of our research and development programs and an additional $421,000 for investments in capital assets in the research and development area and approximately $200,000 in licensing fees.

The cash requirements for our research and development programs for the twelve months ending December 31, 2008 are summarized below.

Cash Requirements for Research and Development	For the twelve months ending December 31, 2008

Research and development team, including salaries, benefits and travel for staff and full-time consultants	$1,000,000
Professional and technical consultants and advisors	160,000
Laboratory testing, materials, supplies, safety and other	270,000
Facility leases	70,000

Research and product development expenditures	$1,500,000

Total research and development spending for the twelve month period ending December 31, 2008 reflects increases in capital expenditures compared to prior periods. Our cash spending for research and development projects, for the twelve months ended December 31, 2007, aggregated approximately $1.4 million, with capital investments of approximately $169,000. The planned increase in capital equipment spending reflects management’s commitment to product characterization, development of new application areas and investment in establishing reliable sources of halloysite in anticipation of new product sales and introductions. Research and development expenditures for the twelve month period ending December 31, 2008 will be focused on: testing and validation costs associated with customer accreditation and product development for our polymer based Pleximer products currently underway with our joint development partners. The Company is seeking additional joint development partners in order to expand our current product and industry applications and as these develop; our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement can include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. During 2007, each party to these joint development agreements has agreed to pay all expenses associated with the activities of its employees and consultants in support of efforts to commercialize the products identified. During 2008, we anticipate that our new joint development agreements will include funded research which will be used to offset our overall research and development costs

Investments in capital assets in support of our research and development efforts is forecast to aggregate $421,000 in the twelve month period ending December 31, 2008. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) commercial scale surface treatment processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, (v) precipitation testing, and (vi) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses

The cash requirements for general and administrative efforts for the twelve month period ending December 31, 2008 (including interest) are projected to be approximately $1,270,000. The cash needs projected for our general and administrative expenses for the twelve months ending December 31, 2008, are composed of (i) salaries, benefits and travel of $603,000, (ii) professional services of $136,000, (iii) office rental and facility costs of $55,000, (iv) investor relations and marketing of $78,000, (v) interest of $270,000 and (vi) all other costs of $128,000. Actual cash spending for general and administrative expenses incurred during the twelve months ended December 31, 2007 was $1.3 million. The planned reduction reflects reduced spending on marketing and public relations costs compared to actual spending incurred in the first half of 2007.

Employees

As of December 31, 2007 we employed a total of eleven full time employees. During the twelve months ending December 31, 2008, we anticipate adding an additional five full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our product developments increases and as our operating cash position allows. The cost of these incremental positions included in our forecast for 2008 is $310,000, representing salaries and benefits.

Financing Activities

During the first quarter of 2007, the Company completed a private placement of $3,347,500 in the form of 8% Senior Secured Convertible Notes which, net of $97,500 cash fees paid at closing, provided working capital proceeds of $3,250,000, that enabled the Company to continue as a viable business through the end of 2007.

The Company will need additional funding to execute the 2008 business plan and otherwise continue its operations. In light of this, management intends to seek additional sources of cash to be in place and available in the second quarter of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

Cash Requirements and Liquidity

Our cash balance as of December 31, 2007 and projected cash outflows for the twelve-month period through December 31, 2008 are presented below.

Cash on hand at December 31, 2007		$404,940
Projected cash requirements for the twelve-month period ending December 31, 2008 :
Research and product development expenses	(1,500,000)
Capital expenditures for research and development	(421,000)
Collaborative research & licensing agreements	(200,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,000,000)
Interest on convertible debt	(270,000)
Total estimated cash needs for the twelve month period ending December 31, 2008		(3,391,000)
Projected gross margin on forecast product sales of $2.0 million		1,000,000
Anticipated financing required by 5/15/08, net of financing costs		5,000,000
Estimated cash balance on December 31, 2008		$2,609,000

The cash on hand as of December 31, 2007, along with measures we have taken to curtail cash use, is projected to be adequate to fund our current operations through May 15, 2008. Our average monthly cash usage for operating and investing activities has averaged $256,000 per month during 2007.

The Company estimates that it will need to raise additional capital of approximately $5 million by May 15, 2008 to accomplish its business objectives and otherwise continue its operations and will actively evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

The Company’s operating plan for the twelve months ending December 31, 2008 assumes a gross margin of $1 million on estimated sales of $2 million. If we are unable to achieve such sales, or unable to do so at the assumed margin, we will likely require further financing to compensate for the shortfall.

Our current forecasts indicate that the Company will generate positive cash flow from operations in 2009 as a result of anticipated sales forecasts for our Pleximer and filled tubes products. Based on these forecasts, and assuming that the Company is able to fund its operations for 2008, the Company expects to have adequate cash flow from operations to fund the full repayment of the 8% Senior Secured Convertible Notes when they become due and payable on March 7, 2009.

Management’s Discussion and Analysis

General

During the year ended December 31, 2007 we were, and for 2008 we continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing nanotubes.

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

Revenue Recognition

We have earned nominal operating revenue since our inception (December 22, 2004). This revenue was generated from the delivery of Pleximer and sample products specifically formulated for customer applications in various industries in connection with product development evaluations and as such are considered operating revenue for financial reporting purposes. We earn and recognize such revenue when the shipment of the sample products has occurred and when no further performance obligation exists.

Intangible Assets

Licenses are initially measured and recorded based on their cost at the date of their acquisition. We evaluate the recoverability of identifiable intangibles whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in fair value of the asset or a significant adverse change in the extent or manner in which an asset is used. The evaluation of potential asset impairment requires significant judgments about future cash flows over the life of the asset under evaluation and actual future results may differ from assumed and estimated amounts.

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

Share-based compensation

On January 1, 2006, we adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. We utilized the modified prospective approach of adoption under SFAS No. 123R. Results for prior periods have not been restated. We previously accounted for our employee stock option plan under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost was reflected in the statement of operations in reporting periods prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. For the years ended December 31, 2007 and 2006, we recorded stock-based compensation costs of $912,006 and $2,970,959, respectively in accordance with SFAS No. 123(R). The estimated fair value of stock options granted in 2007 and 2006 were calculated using the Black-Scholes model. This model requires the use of input assumptions. These assumptions include expected volatility, expected life, expected dividend rate, and expected risk-free rate of return.

As of December 31, 2007, unvested compensation cost for all stock options granted to employees and consultants was $1.1 million. Future expenses will be recognized through 2010 for these options in accordance with the underlying vesting conditions of each grant.

Liquidity and Capital Resources

As of December 31, 2007, we had a cash balance of $404,940 and working capital deficit of $385,951, which reflects the receipt in the first quarter of 2007 of net proceeds of $3,132,500 from the 8% Senior Secured Convertible Notes, as further described in Note 7 to the financial statements, and the receipt of $300,000 of advances under the TI line of credit. The total advances outstanding under the TI line of credit have been reclassified as long term in accordance with the March 7, 2007 “Standstill Agreement” in which TI agreed to not demand payment for any obligations under this agreement as long as the Convertible Notes were outstanding, except under defined circumstances. Since inception on December 22, 2004, our growth has been funded through a combination of convertible debt from private investors and cash advances from Technology Innovations, LLC.

We will need additional funding to execute the 2008 business plan and continue as a going concern through December 31, 2008. In light of this, management intends to seek additional sources of cash to be in place and available by May 15, 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

Comparison of Statement of Operations

For the years ended December 31, 2007 and 2006

Operating Expenses

Total research and development expenses for the year ended December 31, 2007 was $2,026,743 as compared to $2,034,426 for the year ended December 31, 2006. The decrease in spending on research and development was primarily due to (1) spending for consulting services used to develop Pleximer; (2) depreciation of purchased equipment; (3) salaries and benefits due to increasing employees from 6 to 9; (4) decrease in costs associated with the filing of patents and (5) decrease in stock option compensation expense realized due to vesting of grants during the period, as follows:

	For the year ended		Variance
	December 31,		favorable
	2007	2006	(unfavorable)
Consulting services	$255,974	$192,779	$(63,195)
Depreciation	67,777	17,256	(50,521)
Salaries & Benefits	815,491	415,372	(400,119)
Patent costs	43,557	179,873	136,316
Stock option compensation	539,126	1,038,631	499,505
All other	304,818	190,515	(114,303)
	$2,026,743	$2,034,426	$7,683

We expect that we will continue to invest in research and development and that our investment may increase during 2008 as we develop commercial applications for Pleximer and other potential applications for Halloysite. No assurance can be given that such spending for research and development will result in increased revenue from the sale of Pleximer or any other application of Halloysite.

Total general and administrative expenses for the year ended December 31, 2007 was $1,708,918 as compared to $4,078,776 for the year ended December 31, 2006. The decrease in spending on general and administrative was primarily due to (1) stock option compensation expense realized due to vesting of grants during the period and approximately $210,000 related to the forfeiture of options which had been previously expensed in accordance with SFAS No. 123(R); (2) a reduction in spending for investor and public relations services which were higher in 2006 due to the Merger completed in December of 2005 as discussed above under “Note Regarding Merger” (3) an R&D tax rebate for which we qualified; and (4) salaries and benefits due to decreasing employees from 7 to 4, as follows:

	For the year ended		Variance
	December 31,		favorable
	2007	2006	(unfavorable)
Stock option compensation	$372,880	$1,932,328	$1,559,448
Investor and public relations	131,492	569,314	437,822
Corporate Tax	(100,161)	7,725	107,886
Salary & Benefits	409,764	516,861	107,097
All other	894,943	1,052,548	157,605
	$1,708,918	$4,078,776	$2,369,858

We expect that spending for general and administrative will be relatively constant in 2008, we will need to invest in marketing and sales, investor relations and will likely incur additional professional fees related to financing activities required if we succeed in obtaining the additional working capital needed to fund our operations.

During 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite. In February 2008, the Company initiated legal proceedings against Atlas Mining Company and is seeking to recover up to $250,000 which had been prepaid to Atlas Mining Company. Due to this uncertainty, $249,650 of prepaid inventory related to Atlas Mining Company has been written off by the Company, and shown as an operational expense.

Other Income (expense)

Other expense for the year ended December 31, 2007 was $1,890,579 as compared to $2,764,715 for the year ended December 31, 2006. The table below presents the components of other expense:

	For the years ended
	December 31,
	2007	2006
Interest (expense) income, net	$(1,890,579)	$5,821
Gain (loss) on warrant	—	236,250
Financing fees	—	(3,006,786)
	$(1,890,579)	$(2,764,715)

Interest is earned on cash balances held at certain financial institutions and we pay interest as part of our capital equipment leases arrangements; interest accrued for the 8% convertible note payable to TI, a related party, as described in Note 7 to the financial statements; and interest, debt accretion, amortization of deferred financing cost and adjustments to the registration rights liability related to the 8% senior secured convertible notes described in Note 7 to the financial statements. Interest expense and interest income were as follows:

	For the year ended		Variance
	December 31,		favorable
	2007	2006	(unfavorable)
Interest earned on cash	$61,629	$22,566	$39,063
Interest paid on capital leases	(4,786)	—	(4,786)
Interest to TI note	(70,838)	(16,745)	(54,093)
Interest to 8% senior notes	(220,193)	—	(220,193)
Amortization of debt discount	(1,330,073)	—	(1,330,073)
Registration rights obligation	(12,128)	—	(12,128)
Amortization of financing costs	(314,190)	—	(314,190)
	$(1,890,579)	$5,821	$(1,896,400)

On January 28, 2005, NaturalNano was granted a two-year warrant to purchase up to 750,000 shares of Atlas Mining Inc. common stock at $.40 per share. This warrant was sold in the third quarter of 2006 generating net proceeds of $506,250 and a realized gain of $236,250 during the nine months ended September 30, 2006. There is no corresponding amount in 2007.

Financing fees include warrant expenses related to a stock purchase agreement with SBI Brightline XIII LLC (“SBI”) as described in Note 7 to the financial statements.

The balance due to TI as of December 31, 2007 was $900,000 as compared to $600,000 as of December 31, 2006. We and TI agreed that no payments would be made to TI in connection with this line of credit agreement as long as any of the 8% senior convertible notes were outstanding.

Comparison of Liquidity and Capital

for the years ended December 31, 2007 and 2006

Operating activities

Net cash used in operating activities in the years ended December 31, 2007 and 2006 were $2,855,381 and $2,740,292, respectively. The net loss generated in 2007 was $3,002,277 less than the prior period and non-cash items (depreciation, amortization, stock option vesting, warrant expense and stock issued for services) were $4,911,387 less than the prior period in 2006.

Non-cash expenses totaling $1,644,263 for amortization of debt discount and deferred financing costs were incurred during the year ended December 31, 2007 in connection with the 8% senior secured convertible debt. The amortization of the remaining $2,462,355 of debt discount and deferred financing costs will continue as non-cash expenses through March 2009.

The decrease in the net loss for the year ended December 31, 2007 reflects reduced spending in the areas of marketing, communication, conferences and seminars in the first quarter of 2007, as compared to the comparable period in 2006, offset by increased investment in headcount and supplies in our research laboratory and staff. The decrease in accounts payable, payroll and other accrued expenses in the year ended December 31, 2007 reflects growth in our business activity and settlement of liabilities upon receipt of the convertible debt proceeds since March 2007.

Investing activities

Net cash (used in) provided by investing activities in the years ended December 31, 2007 and 2006 was $(216,137) and $350,726, respectively. Our capital investments during 2007 were related to our research and development efforts. These investments included: a Thermo NCS analyzer, an air compressor, a bench top tester, an industrial fluidized bath, an injection molding press and centrifugal mixing equipment for the laboratory. Capital investments in 2007 reflected $165,765 for research and development and $3,308 for general and administrative activities.

The growth in the research and development capital assets reflects the four capital lease agreements entered into in 2007 in connection with expansion of the Rochester laboratory. These equipment leases reflect the capitalization of $218,586 relating to the lease of a DMA/TGA, an air mill and twin screw extruder equipment. The leases are for twenty-four months and include a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $115,930 as of December 31, 2007 in connection with these agreements.

During the first quarter of 2007, we issued 160,000 shares of common stock as payment for leasehold improvements in connection with our office relocation.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2007 and 2006 was $3,336,820 and $810,839, respectively. The cash flows during 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, we also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On March 7, 2007 in connection with the Loan and Security Agreement with Platinum, Longview and Platinum Investors, TI agreed that, as long as any notes were outstanding under this Agreement, TI would not demand repayment on the 2006 line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this, the borrowing has been reclassified to long term.

During 2007, we recieved net cash advances from affiliated entities for shared services agreements, of $14,999 and received advances of $169,539 during 2006. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our disinterested board members review all shared service agreements for arms-length terms.

During the year ended December 31, 2007, we made capital lease payments of $38,040. There were no capital leases outstanding in 2006.

During the year ended December 31, 2007, we paid $63,539 in registration rights liquidated obligations to the holders of the 8% senior convertible notes. The registration statement for the shares of common stock issuable upon conversion of the 8% senior convertible notes became effective on December 14, 2007. As of December 31, 2007, we accrued $82,489 of registration rights liquidated obligations which are due to the holders of the 8% senior convertible notes but have not been paid.

We incurred cash expenses of $160,600 for fees and professional services in connection with the issuance in March 2007 of the 8% senior secured convertible debt.

During 2007 and 2006, several participants in our incentive stock option plan exercised their options and provided $34,000 and $41,300, respectively in cash inflows.

Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

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

Item 7.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-KSB.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 4, 2008, NaturalNano, Inc. (the “Company”) was notified that certain partners of Goldstein Golub Kessler LLP (GGK), became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that GGK resigned as independent registered public accounting firm for the Company. On January 4, 2008, McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm.

The audit reports of GGK on the consolidated financial statements of NaturalNano, Inc. and subsidiary as of and for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage McGladrey & Pullen, LLP was approved by the audit committee of the board of directors.

During the Company’s two most recent fiscal years ended December 31, 2006 and through January 4, 2008, the Company did not consult with McGladrey & Pullen, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to the Company that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company's consolidated financial statements for the fiscal year ended December 31, 2006 and through the date of this Annual Report, there were: (i) no disagreements between the Company and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 8A.	Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of NaturalNano, Inc. (the "Company") is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the reliability, preparation and fair presentation of published financial statements. Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Ethics adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee of our Company's Board of Directors meets with the independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that the independent public accountants have free access to the Audit Committee. The Audit Committee's Report can be found in the Definitive Proxy Statement to be issued in connection with the Company's 2008 Annual Meeting of Stockholders.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management’s assessment, we believe that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Disclosure Controls and Procedures and Internal Control Over Financial Reporting:

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules l3a-15(e) and l5d-15(e) of the Exchange Act. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at meeting their objectives.

Changes in Internal Controls:

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.	Other Information

N/A

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date of First Election to the Board *
Gary W. Beall	57	Director	6/7/07
John F. Lanzafame	40	Director	12/22/04
Sharell Mikesell	64	Director	4/21/06
Klaus E.T. Siebert	61	Director	7/23/07
James Wemett	59	Director	7/23/07
Cathy A. Fleischer	47	President, Chief Technology Officer, and Director	11/2/06
Kent A. Tapper	51	Chief Financial Officer, Treasurer and Secretary	n/a

*All Board members are elected to serve until the Company’s next annual meeting of stockholders.

Gary W. Beall, Ph.D. is currently a Professor of Chemistry at Texas State University at San Marcos and Director of The Center for Nanophase Research. Dr. Beall has more than 20 years experience in research, development, processing, and commercialization of products utilizing advanced nanomaterials. After receiving his BS in Chemistry from Tarleton State University in 1972 and his PhD in Physical Chemistry from Baylor University in 1975, he worked at Oak Ridge National Laboratory, Radian Corp., Weston, Inc., United Catalysts, Inc., founded Technical Minerals, Inc., and Amcol Intl. inc. before co-founding and becoming Vice President of Nanocor, Inc. in 1995. He moved to academia in 1999 at Missouri Baptist College before accepting his current post at Texas State University in 2001. In 2000, Dr. Beall contributed to and co-edited the first book on polymer/nanoclay composites, which is now in its third printing. Dr. Beall is on the editorial board of the Journal of Applied Clay Science, Nanoexpress, and Nanotech Briefs. He has published more than 90 papers and holds 42 U.S. patents with three pending, of which 27 deal with nanotechnology. He is a member of the American Chemical Society. Dr. Beall was elected to the Company’s Board of Directors in June 2007.

John Lanzafame has served as Chief Executive Officer, Chief Operating Officer and Vice President of Business Development of Biophan Technologies, Inc. since April 2006 and currently leads operations and business development for

Biophan. Mr. Lanzafame joined Biophan in September 2004. Until early 2004, Mr. Lanzafame was employed by STS Biopolymers, Inc., a privately held medical device company that marketed high performance polymer-based coatings for the medical device industry, including drug eluting surfaces for devices such as coronary stents and indwelling catheters. Mr. Lanzafame held a variety of positions with STS Biopolymers, including positions in research, product development, and sales and marketing, ultimately leading to his assuming the position of President of STS Biopolymers beginning in 2003. In 2004, Mr. Lanzafame left STS Biopolymers following sale of the company to Angiotech Pharmaceuticals. Mr. Lanzafame has fifteen years experience in the medical device industry, with a background that includes a bachelor’s degree in chemical engineering and a master’s degree in industrial engineering. Mr. Lanzafame has been a Director of the Company since its inception in 2004.

Sharell L. Mikesell , Ph.D. was elected to the Company’s Board of Directors in April 2006. Dr. Mikesell has served as Co-Chair of the Center for Multifunctional Polymer Nanomaterials & Devices, Ohio’s first state funded multi-university center for nanotechnology, since July 2005. In March 2001, he became the first Executive Director of the Ohio Polymer Strategy Council and continues to serve in that role. Dr. Mikesell has 30 years of corporate leadership experience in global research & development and business operations. His background includes experience with polymer and material technologies in diverse positions with major companies including General Electric, Owens-Corning, and Advanced Elastomer Systems, L.P., an Exxon-Mobil subsidiary. Dr. Mikesell’s responsibilities included the global technical leadership for product, process, and applications development as well as applied research and technical support to manufacturing and customers worldwide. Dr. Mikesell has served on several corporate boards and advisory councils including: Corporate representative to the Industrial Research Institute; Advancement Council for the College of Polymer Science and Engineering at the University of Akron; Research Advisory Council of NorTech; Advisory Board of the Ohio Business Development Coalition; Scientific Advisory Board of UTEK Corporation; Board of Asahi Fiberglass in Japan, as an advisor to the Center of Photochemistry at Bowling Green State University; Advisor to the Chemical Engineering Department at the University of West Virginia; Board of Trustees for the Ohio Polymer Enterprise Development, Inc.; PolymerOhio, Inc.; the Edison Polymer Innovation Corporation; and the Olivet Nazarene University Foundation. A native of Ohio, Dr. Mikesell received a Bachelor of Arts in Chemistry from Olivet Nazarene University, Kankakee, Illinois and a Master of Science from the Ohio State University, Columbus. Dr. Mikesell received a Ph.D. Degree in Polymer Science from the University of Akron, Ohio.

Klaus E.T. Siebert was elected to the Company’s Board of Directors in July 2007. He has been a practicing CPA for over 30 years, and has extensive experience with early-stage and developmental businesses. Since 1998, Mr. Siebert has been Chief Executive Officer of FBC Technologies, Inc., which since 2004 has been a wholly-owned subsidiary of EC Power, Inc. Since 2004 he has served on the Board of Directors of EC Power, Inc.; he also serves as a director of several private companies. Since 1986, Mr. Siebert has maintained an accounting practice serving privately-owned businesses and highly compensated executives of public firms. He was employed by Price Waterhouse from 1974 until 1980, by the RT French Company from 1980 to 1983, as Director of Taxes, and Ernst & Whinney from 1983 to 1986 as a senior tax manager.

James Wemett was elected to the Company’s Board of Directors in July 2007. He is an experienced entrepreneur and consultant, involved in the formation and growth of numerous private and public companies. Since 2002, Mr. Wemett has been an independent consultant to Victorian Times, Inc. and ROC Central, Inc., both of which are privately owned firms. In 1975 Mr. Wemett started ROC Communications, Inc., a retail distributor of electronics products, which was sold in 2001. Mr. Wemett has been a member of our parent and majority stockholder, Technology Innovations, LLC, since its inception in 1999, and has served on the board of OncoVista, LLC, a privately owned oncology company, since June 2007. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

Cathy A. Fleischer , Ph.D., became the President and a Director of NaturalNano, Inc. in November 2006, after joining as Chief Technology Officer in July 2006. The focus of her work since joining NaturalNano has been on the commercialization of the Company’s technology and the expansion of its intellectual property portfolio. Dr. Fleischer is a highly recognized scientist and manager with extensive experience leading diverse technical organizations and teams to deliver in research, business and manufacturing. During the last five years, Fleischer led organizations that delivered highly innovative products and over 200 patents. Dr. Fleischer holds eleven patents individually and has numerous publications in the fields of polymer materials science, composites, adhesion and surface science. During the period from February 1992 to June 2006, Dr. Fleischer held a variety of leadership positions at Eastman Kodak, including that of Research & Development Director in Polarizer Films from January 2006 to June 2006; Program Manager in Light Management Solutions from July 2004 to December 2005; Commercialization leader for Optical Display Film polymer from February 2004 to December 2004; Research Manager in Advanced Flexible Substrates Lab from December 2000 to July 2004; and, Research Associate in Manufacturing Research from February 1992 to December 2000. In recent leadership roles, she was responsible for the research, vision and strategy of joint development projects with international corporations including project leadership and patent portfolio development as well as developing technology roadmaps and business cases for new products. From March 1984 to May 1990, Dr. Fleischer served as Senior Development Engineer at Rogers Corporation, a specialty polymers and high-technology company based in Connecticut. Dr. Fleischer received a doctorate degree in Polymer Science from the University of Connecticut and a master’s degree in Chemical Engineering from Massachusetts Institute of Technology. Her undergraduate degree in Bioengineering/Material Science was received at the University of Pennsylvania.

Kent A. Tapper became our Chief Financial Officer on August 31, 2007. From January 2006 to August 2007, Mr. Tapper was Vice President, Finance, Sarbanes-Oxley and SEC Compliance for CareGuide, Inc. He served as CareGuide, Inc.’s Chief Financial Officer from April 2000 to January 2006 and Chief Information Officer and Vice President, Systems Engineering since July 1995. From 1992 to 1995, Mr. Tapper served as Product Manager, Audio Response and Call Center Platforms for Northern Telecom, Inc. From 1983 to 1992, Mr. Tapper held Product Manager, Systems Engineering Manager and various engineering management positions with Northern Telecom.

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

Audit Committee The Audit Committee is currently composed only of Mr. Siebert. The responsibilities of the Audit Committee are more fully set forth in the Audit Committee Charter which the Board adopted in December 2005. The Audit Committee Charter has been posted on our website at www.naturalnano.com. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Board has determined that Mr. Siebert qualifies, by reason of his business experience and training, as an audit committee financial expert.

Compensation Committee The Compensation Committee is composed of Messrs. Beall and Lanzafame. The responsibilities of the Compensation Committee are more fully set forth in the Compensation Committee Charter which the Board adopted in December 2005. The Compensation Committee Charter has been posted on our website at www.naturalnano.com.

Potential Conflicts of Interest

One of the members of our Board of Directors, James Wemett is an equity holder of Technology Innovations, LLC, which owns 56.3% of our outstanding common stock. Technology Innovations is a significant equity holder of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring for exploitation technologies in the biomedical field. John Lanzafame, another member of our Board, is an executive officer of Biophan Technologies, Inc., a company with whose wholly-owned subsidiary, Nanolution, LLC; we have a joint research and development agreement for the development of drug delivery and medical applications utilizing nanotechnology discoveries.

Because of the nature of our business and the business of these other entities, the relationships of these directors with these other entities may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not be resolved in a manner that is favorable to us. We believe it is not possible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

Our disinterested directors will make all determinations and decisions relating to issues involving Technology Innovations, LLC and other affiliates that have been described above, without the vote of Mr. Wemett (in matters involving Technology Innovations) or Mr. Lanzafame (in matters involving Biophan Technologies, Inc.). In addition, our Board continually acts to ensure that all directors act at all times in accordance with their fiduciary duties to the Company. To the best of our knowledge, no other person or entity affiliated with any of our directors, executive officers or 10% stockholders holds any beneficial interest in NaturalNano, Inc.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual fee of $8,000. Mr. Siebert receives an additional $5,000 annually for serving as the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. In addition, non-employee directors receive an automatic annual option grant of 50,000 common stock options as provided under the Company’s 2005 Incentive Stock Plan. All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

The following table shows compensation for the fiscal year ended December 31, 2007 to our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)		Total ($)
Beall, Gary(3)	$4,000	$4,843	(4)	$8,843
Katz, Steve(5)	9,750	22,825	(6)	32,575
Lanzafame, John	10,000	61,936	(7)	71,936
Mikesell, Sharell	10,000	22,825	(8)	32,825
Seibert, Klaus(9)	3,250	4,402	(10)	7,652
Weiner, Michael(5)	6,000	61,936	(11)	67,936
Wemett, James(9)	2,000	4,402	(12)	6,402

(1) Certain columnar information required by Item 402(f)(2) of Regulation S-B has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2007.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R, of awards pursuant to our 2005 Stock Incentive Plan and 2007 Stock Incentive Plan and may include amounts from awards granted both in and prior to the fiscal year ended December 31, 2007. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)  Elected to the Board June 7, 2007.

(4) An option to purchase 50,000 shares at an exercise price of $0.26 per share was granted to Dr. Beall on June 6, 2007. This option will become fully vested and exercisable on the first anniversary of the date of grant and has a termination date of June 6, 2017.

(5) Resigned on July 20, 2007.

(6) At December 31, 2007, Mr. Katz held options for the purchase of an aggregate of 250,000 shares, all of which options were exercisable.

(7) At December 31, 2007, Mr. Lanzafame held options for the purchase of an aggregate of 450,000 shares, all of which options were exercisable.

(8) At December 31, 2007, Dr. Mikesell held options for the purchase of an aggregate of 100,000 shares, all of which options were exercisable.

(9)  Elected to the Board July 23, 2007.

(10) An option to purchase 50,000 shares at an exercise price of $0.21 per share was granted to Mr. Seibert on July 23, 2007. This option will become fully vested and exercisable on the first anniversary of the date of grant and has a termination date of July 23, 2017.

(11) At December 31, 2007, Mr. Weiner held options for the purchase of an aggregate of 183,333 shares, all of which were exercisable.

(12) An option to purchase 50,000 shares at an exercise price of $0.21 per share was granted to Mr. Wemett on July 23, 2007. This option will become fully vested and exercisable on the first anniversary of the date of grant and has a termination date of July 23, 2017.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers that is applicable to our principal executive officer and principal financial officer and can be viewed on our website www.naturalnano.com.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if he or she acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

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

Scientific Advisory Board

The Company’s Scientific Advisory Board (the “SAB”) is a significant source of technical and scientific expertise and is an integral part of the Company’s technology development and product commercialization team. The advisory board’s purpose is to inform and guide our management on relevant nanotechnology research, development, validation and evaluation in the global marketplace. The advisory board includes experts in a broad range of scientific disciplines including materials science, nanocomposites, plastics and polymers, cosmetics, pharmaceutical, and other related nanotechnologies. These industry experts have agreed to act as a forum for the exchange of ideas on an ad-hoc basis through conference calls and on-site meetings and at relevant industry conferences. The agreement with each member of this board includes confidentiality and non-disclosure covenants as well as technology assignment relevant to the subject matter of the agreement.

The members of our Scientific Advisory Board serve without fixed cash compensation but are each entitled to receive 30,000 stock options upon their appointment to this advisory board that are subject to vesting as follows: 10,000 options vesting in December of the year of grant and 20,000 options vesting in December of the year following the date of grant, provided that the option holder remains on the Scientific Advisory Board through these vesting dates. The option exercise price for these grants will be equal to the closing market price of the Company’s stock on the date of grant and generally have ten year terms.

Typically SAB members attend three or four advisory board meetings per year. Each of these meetings has been for one to two days of shared evaluation of Company results and opportunities, as well as individual meetings with our technical team. Five of these SAB advisors, Messrs. Arthur, Corkery, Giannelis, Hickman and Kroto, provide additional consulting services in their respective areas of expertise as requested by the Company and are compensated for such services at their customary rates. The Company made the following payments to the SAB members (or their affiliates) for consulting services during the year ended December 31, 2007: Mr. Arthur: $63,000; Dr. Corkery: $40,000; Dr. Giannelis: $27,000; Mr. Hickman: $64,000; and Dr. Kroto: $9,000.

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

Emmanuel P. Giannelis, Ph.D., Professor of Engineering and Director of Material Science and Engineering at Cornell University

Dr. Giannelis is internationally recognized as a pioneer and one of the leading experts in polymer nanocomposites. He is the Walter R. Reed Professor of Engineering and Director of Materials Science and Engineering at Cornell University. He is also a member of the Fields of Chemistry and Chemical Biology and Chemical and Biomolecular Engineering at Cornell. His research interests range from synthesis of new nanostructured materials to characterization and property evaluation and include polymer nanocomposites, nanocomposite electrolytes, nanobiohybrids and nanofluids. Dr. Giannelis has served on the editorial boards of Chemistry of Materials and Macromolecules and currently serves on the editorial boards of Polymer and Small . He is the author or co-author of over 135 papers and 9 patents and is listed as one of the top 25 cited authors on Nanotechnology and a Highly-Cited Author in Materials Science by Thompson Scientific (formerly Thompson ISI), an information provider to researchers and scholars. He received a Bachelor of Science degree in Chemistry from the University of Athens, Greece and a PhD in Inorganic Chemistry from Michigan State University.

John Hickman, President and CEO of Plastech Consulting, Inc.

John Hickman is founder, president and chief executive officer of Ohio-based Plastech Consulting, Inc. (PCI). Founded in 1988, PCI is a full service productivity-based engineering firm providing state-of-the-art solutions to the challenges of today’s plastic products. Mr. Hickman has over 34 years in the polymer industry in management, engineering and consultation. He has held key engineering and management positions with Weatherchem Corporation, Scott & Fetzer, Carlisle and ITT before founding PCI. Mr. Hickman has over 30 trade secrets and four polymer component patents currently in practice, with several pending. He has been involved in multiple turn-around situations, mostly involving polymer-based companies. One such company under his management, Weatherchem Corporation, was recognized by Case Western Reserve University’s Weatherhead School of Management as being one of the 100 fastest growing companies in northeast Ohio. Mr. Hickman has significant hands-on experience with nanocomposites, productivity programs, product design/development, concurrent engineering, team building. Labor partnerships, engineering value assessments, market analysis, management evaluations and advanced manufacturing and total business evaluations. Mr. Hickman has a background in chemical engineering from Ohio State University and an MBA from Case Western Reserve University, with management courses beyond the Master’s program. A significant portion of Mr. Hickman’s experience in the polymer industry was obtained on the manufacturing floor, directing a problem-solving environment. In addition, Mr. Hickman completed several assignments as an executive advisor to students in the nationally recognized MBA program at Case Western Reserve University and served as the Co-Chairman of the Technology Committee on the PolymerOhio, Inc. board; on which he is currently a trustee. Mr. Hickman participates on various boards of directors for privately held companies and teaches several plastics-related courses for the Akron Polymer Training Center as well as other clients. The Akron Section of the Society of Plastics Engineers inducted Mr. Hickman into the plastics Hall of Honor located at the University of Akron.

Raymond Kurzweil, Kurzweil Technologies, Inc.

Dr. Kurzweil has been described as “the restless genius” by the Wall Street Journal and “the ultimate thinking machine” by Forbes. In addition, Inc. magazine ranked him #8 among entrepreneurs in the United States calling him the “rightful heir to Thomas Edison,” and PBS included Dr. Kurzweil as one of 16 “revolutionaries who made America.” Dr. Kurzweil is the recipient of the $500,000 MIT-Lemelson Prize, the world’s largest prize for innovation. In 1999, he received the National

Medal of Technology, the United States’ highest honor in technology. In 2002, he was inducted into the National Inventor’s Hall of Fame established by the US Patent Office. As one of the leading inventors of our time, Dr. Kurzweil has worked in such areas as music synthesis, speech and character recognition, reading technology, virtual reality and cybernetic art. He was the principal developer of the first omni-font optical character recognition, the first print-to-speech reading machine for the blind, the first CCD flat-bed scanner, the first text-to-speech synthesizer, the first music synthesizer capable of recreating the grand piano and other orchestral instruments, and the first commercially marketed large-vocabulary speech recognition.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, during the fiscal year ended December 31, 2007, the following Section 16(a) filings were made late by our directors and officers:

Reporting Person	Form	Transaction Date	Filing Date
Cathy A. Fleischer	Form 4	3/07/07	3/12/07
Kathleen Brown	Form 4	8/17/07	10/03/07
Kathleen Brown	Form 4	11/05/07	11/15/07

Item 10.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2007 and 2006 *.

Name		Year	Salary	Bonus(a)	Option Awards (b)	All Other Compensation (c)	Securities Underlying Options (#)	Total ($)
Cathy Fleischer, President and CTO		2007	$180,000	$10,000	$250,320	$8,539	1,200,000	$448,859
	**	2006	53,100	—	466,759	—	1,140,000	519,859
Kathleen Browne, CFO	**	2007	114,934	—	23,330	97,334	200,000	235,598
		2006	135,000	20,000	—	80,000	—	235,000
Kent Tapper, CFO	**	2007	43,077	—	90,574	—	750,000	133,651

*

Certain columnar information required by Item 402(a) (2) of Regulation SB has been omitted for categories where there has been no compensation awarded to, or paid to, the named executive officers required to be reported in the table during the periods presented.

**

Reflects employment for a partial year. Ms. Fleisher joined the Company as CTO in July of 2006 with base annual salary of $120,000; Ms. Browne resigned in August 2007 at which time her base annual salary was $135,000 and Mr. Tapper joined the Company in August 2007 with base annual salary of $140,000.

(a) Cash bonuses were awarded Ms. Fleischer and Ms. Browne upon determination by the Board’s Compensation Committee that they had achieved certain performance objectives set out as the criteria for bonus awards in their respective employment agreements. Ms Fleischer’s bonus was paid upon the execution of the Company’s first Joint Development Agreement. Ms. Browne’s bonus was paid upon completion of (i) the Company’s common stock being listed on the OTCBB, (ii) the Company’s common stock traded at an average price above $1.00 per share for a period of more than 30 days and (iii) the Company demonstrated progress in achieving the following milestones of its operating plan: (a) completion of the merger with Cementitious Materials, Inc. in December 2005 and (b) initial filing of a registration statement on Form SB-2 completed in April 2006.

(b) The amounts in the column “Options Award” reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans. Assumptions used in the calculation of these amounts are included in Note 8 “Incentive Compensation Plan” to the Company’s consolidated financial statements for the year ended December 31, 2007.

(c) The amounts in the column “All Other Compensation” reflect the following items:

•

During 2007, Ms. Browne realized $44,000 of income from the purchase of 300,000 shares of the Company’s Common Stock pursuant to the 2005 Incentive Stock Plan and performed financial services for our principal stockholder, Technology Innovations, LLC, as well as certain of its affiliates. Ms. Browne earned cash remuneration of $36,000 and non-cash remuneration of $17,334 directly from these entities in connection with such services.

•

During 2006, Ms. Browne performed financial services for our principal stockholder, Technology Innovations, LLC, and certain of its affiliates. Ms. Browne earned cash remuneration of $54,000 and non-cash remuneration of $26,000 directly from these entities in connection with such services.

•	Dr. Fleischer was paid $8,539 retro-actively to the period beginning November 2, 2006.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Incentive Plan (the “2005 Plan.”) The 2005 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2005 Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of 14,000,000 shares. The Compensation Committee determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. As of December 31, 2007 the Company had options for 12,144,000 shares of common stock outstanding under the 2005 Plan; certain of these options were not subject to the Plan as further discussed, below.

On October 29, 2007, the Board of Directors adopted the NaturalNano, Inc. Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan.”) The 2007 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2007 Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of 17,000,000 shares. The Compensation Committee determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto. As of December 31, 2007 the Company had options for 6,245,000 shares of common stock outstanding under the 2007 Plan; certain of these options were not subject to the Plan as further discussed, below.

In addition to options granted under the 2005 Plan and 2007 Plan, the Company has made grants, to one executive officer and one member of our Scientific Advisory Board, of an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. These options were granted outside the plan primarily because their exercise price was less than the market price of our common stock on the date of grant and the plan does not permit the grant of options at below-market prices. The Company does not anticipate granting options outside of its plans in the future.

Outstanding Equity Awards At December  31, 2007

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2007.

	Stock Option Awards
	Securities underlying	Securities underlying	Option	Option
	unexercised options	unexercised options	Exercise	Expiration Date
Name	(#)Exercisable	(#)Unexercisable	Price($)
Cathy A. Fleischer	300,000	900,000	$0.25	3/1/2017
	13,333	26,667	0.10	7/24/2016
	33,333	66,667	1.06	7/24/2016
	666,667	333,333	0.42	11/16/2016

Kathleen A. Browne	200,000	—	$0.175	2/29/2008
	100,000	—	0.05	3/1/2015
	200,000	—	0.05	7/1/2015

Kent Tapper	—	750,000	$0.175	8/31/2012

Employment Agreements

We have employment agreements with each of Cathy A. Fleischer, President and Chief Technology Officer, and Kent A. Tapper, Chief Financial Officer, Secretary and Treasurer.

Dr. Fleischer’s Employment Agreement, which was entered into in connection with her appointment in July 2006 as our Senior Research Scientist, provides for a base annual salary of $120,000. Dr. Fleischer’s current base salary as President and CTO is $180,000.

Pursuant to her Employment Agreement, Dr. Fleischer received two stock options. The first option allows her to purchase up to 100,000 shares of our common stock at an exercise price equal to the fair market value of the shares on the date of her employment; this option grant was made under the NaturalNano, Inc. 2005 Incentive Stock Option Plan. The second option, which is not governed by a stockholder-approved plan, entitles Dr. Fleischer to purchase up to an additional 40,000 shares of our common stock at an exercise price of $0.10 per share, which was in-the-money by an aggregate of $38,400 on the date of grant as the result of such options having an exercise price below the market price of our common stock on the date of grant. Both of these options vest annually over three years commencing on the first anniversary of Dr. Fleischer’s employment and continuing each year thereafter until the entire grant has vested. Any unvested portion of the options expire upon termination of Dr. Fleischer’s employment for any reason.

Dr. Fleischer’s Employment Agreement is terminable by either party upon 90 days’ written notice or by us for cause or upon Dr. Fleischer’s death or disability. As a condition of her employment, Dr. Fleischer also signed our standard Confidential Information, Invention and Non-Competition Agreement.

Under his Employment Agreement, Mr. Tapper will receive a base salary of $140,000 per year, which will be increased to $155,000 per year upon the closing of a financing transaction that provides gross proceeds to us of at least $5 million. Mr. Tapper’s base salary is subject to annual review and adjustment. The Employment Agreement also provides that Mr. Tapper will be eligible for bonuses in our discretion; we have not established any specific criteria upon which we would make a decision to make a bonus payment to Mr. Tapper. In connection with his employment, we have granted to Mr. Tapper an option under our Amended and Restated 2007 Incentive Stock Plan to purchase up to 750,000 shares of our Common Stock at a price per share equal to the closing price on August 31, 2007, which option vests in three equal annual installments beginning on the first anniversary of the grant. The Employment Agreement provides that Mr. Tapper may be eligible for future stock option grants on the same basis as similarly situated employees.

Mr. Tapper’s Employment Agreement has an initial term of one year and renews automatically for additional terms of one year each. The Employment Agreement may be terminated by either party. If the Employment Agreement is terminated by us without cause or by Mr. Tapper for “Good Reason” (as such term is defined in the Employment Agreement), and conditioned upon Mr. Tapper’s execution at that time of a Separation Agreement and Release in form acceptable to us, we will continue to pay Mr. Tapper his then-effective base salary for six months and will pay him a pro rated portion of any bonus he would have earned had he remained employed; if he timely elects and remains eligible for continued health care coverage under COBRA, we will continue to pay that portion of the COBRA premiums that we had been paying prior to the date his employment terminated for so long as he receives severance payments or until he is eligible for coverage under another employer’s plan, whichever period is shorter.

Both Employment Agreements contain other conventional terms covering such matters as vacation time and reimbursement of expenses.

Employees of the Company, from time to time spend a portion of their time on the business affairs of Technology Innovations, LLC and its affiliates. In such situations, the individual is paid directly by the affiliate receiving the service or NaturalNano receives, as reimbursement, a percentage of their salary and benefits. The services provided by these individuals include consultations in the followings areas: finance, marketing and business strategy, and technology application. Our Board of Directors reviews these arrangements on an annual basis and our disinterested directors monitor the relevant circumstances that could result in conflicts of interest between the Company and the related affiliate.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2008 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 15 Schoen Place Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after March 31, 2008. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers :
Gary W. Beall	0	*
John F. Lanzafame (3)	550,000	*
Sharell L. Mikesell (3)	100,000	*
Klaus E. T. Siebert	0	*
James Wemett (4)	518,710	*
Cathy A. Fleischer (3)	2,243,333	1.8%
Kent A. Tapper)	660,000	*
All Directors and Executive Officers as a group (7 persons) (3)	4,072,043	3.2%

Other 5% Beneficial Owners :

Technology Innovations, LLC (3) 15 Schoen Place
Pittsford, NY 14534	70,303,189	56.3%
* Less than 1%
1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)

Applicable percentage of ownership is based on 123,882,740 shares outstanding together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)

Includes shares that may be acquired upon exercise of stock options which are exercisable on or prior to May 31, 2008. The shares so issuable include: Ms. Fleischer - 2,243,333 shares; Mr. Lanzafame - 450,000 shares; Mr. Mikesell - 100,000 shares; Technology Innovations, LLC - 1,000,000 shares; and all Directors and Officers as a group - 3,453,333 shares.

4)	These shares are held by Nancy Gage Wemett, Mr. Wemett’s wife. Mr. Wemett disclaims beneficial ownership of the shares held by his wife.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Technology Innovations, LLC (“TI”) is our parent and majority stockholder with a beneficial ownership of approximately 56.3% of our outstanding common stock as of March 31, 2008. TI is a New York limited liability company established in 1999 to develop intellectual property assets. TI founded NN Research on December 22, 2004, with an initial cash contribution of $100,000 for all the outstanding shares of common stock.

On July 1, 2005, the Company granted to TI an option to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of these options on the date of grant as determined by the Company’s Board of Directors. This option has a ten-year term and as such expires on July 1, 2015.

On July 20, 2007, in connection with the resignation of Michael L. Weiner from our Board of Directors, we entered into an Observation Rights Agreement with TI, Mr. Weiner and Ross B. Kenzie, a former member of our Board of Directors. Messrs. Weiner and Kenzie are the Managers of TI. In the Observation Rights Agreement, we agreed that, for so long as TI owns not less than 25% of the shares of our common stock held by it on July 20, 2007, we will permit two representatives designated by TI (who will initially be Messrs. Weiner and Kenzie) to attend all meetings of our Board of Directors in a nonvoting observer capacity and, in this respect, we will give such representatives copies of all notices, minutes, consents, and other materials that we provide to our directors at the same time and in the same manner as provided to such directors. The Observation Rights Agreement permits us to withhold any information from the representatives of TI and to exclude such representatives from any meeting or portion thereof if access to such information or attendance at such meeting could adversely affect the attorney-client privilege between us and our legal counsel or result in disclosure of trade secrets or a conflict of interest, or if TI or one of its designated representatives becomes a competitor of our Company. The Observation Rights Agreement includes covenants by TI and Messrs. Weiner and Kenzie to keep confidential and not to disclose, divulge or use for any purpose, other than to monitor TI’s investment in our Company, and otherwise to act in a fiduciary manner with respect to, any confidential information obtained from us.

On April 27, 2005 Technology Innovations granted to us an exclusive, field of use limited license (the “License Agreement”) to make, use and sell the products developed under several patent applications and provisional patents owned by Technology Innovations, LLC that will expire at various future dates. On March 2, 2007, TI assigned to us all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications previously subject to the License Agreement. This assignment relinquishes TI’s rights, under the License Agreement, and eliminates future license fees and royalty payments. There was no consideration paid to TI for this assignment.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days’ notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of December 31, 2006 and February 14, 2007, $600,000 and $900,000, respectively, had been advanced under the Line of Credit Agreement. The Line of Credit Agreement expired on March 31, 2007 without any further advances being made. Although we did not formally apply for financing from any institutional lenders or other third parties, our management and members of our Board of Directors informally surveyed prospective third party lenders and concluded that we would not be likely to obtain a loan from them. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the 8% Senior Secured Convertible Notes (the “Notes”) to the selling stockholders, TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. The 2006 line of credit agreement was established on terms we believe to be competitive with comparable transactions involving unaffiliated parties and was approved by the disinterested members of our Board of Directors. See Note 7, “Stockholders’ Equity and Convertible Bridge Notes” for additional description of the terms and conditions of the issuance of these Notes.

On December 29, 2004 the Company entered into a Line of Credit Agreement and a Promissory Note with TI that allowed for borrowings of up to $500,000 for working capital purposes and included an interest rate of 8% per annum. This agreement expired and all outstanding advances were repaid as of December 31, 2005.

On May 25, 2005, the Company entered into a Joint Research Agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan. Biophan is related to the Company because it is an affiliate of one of the Company’s directors. This agreement covers the exchange of ideas in support of a new drug delivery capability. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties. All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company. The Company is not actively pursuing any research or development activities in collaboration with Nanolution or Biophan.

Director Independence

Although we are not subject to the rules or requirement of the American Stock Exchange (“AMEX”), we have, generally speaking, looked to those rules for guidance as to which members of our Board qualify as “independent directors.” Under these rules, an “independent director” is a person, other than an officer or employee of the Company or any parent or subsidiary, who has been affirmatively determined by our Board of Directors not to have a material relationship with us that would interfere with the exercise of independent judgment. As determined by AMEX, the following persons would not be deemed independent:

a)	a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the Company, other than prior employment as an interim Chairman or CEO;
b)

a director who accepts or has an immediate family member who accepts any payments from the Company or any parent or subsidiary of the Company in excess of $100,000 during the current or any of the past three fiscal years, other than compensation for board service, compensation paid to an immediate family member who is a non-executive employee, non-discretionary compensation, certain requirement payments and a limited number of other specified types of payments;

c)

a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the Company or any parent or subsidiary of the Company as an executive officer;

d)

a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

e)

a director who is, or has an immediate family member who is, employed as an executive officer or any other entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on that entity’s compensation committee; and

f)

a director who is, or has an immediate family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Our Board has determined that each of Messrs. Beall, Lanzafame, Mikesell and Siebert is an “independent director.”

Item 13.

Exhibits

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Second Amended and Restated Articles of Incorporation	(2)
3.2	By-laws	(3)

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(45)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)

10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)

10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(46)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(46)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(46)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)

14.1	Code of Ethics for CEO and Senior Financial Officer	(43)

21.1	Subsidiaries	(44)

23.1	Consent of Goldstein Golub Kessler LLP, independent registered public accounting firm	**
23.2	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm	**

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 6, 2007.
3.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 3, 2002
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006

29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
44.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007

Item 14.

Principal Accountant Fees and Services

As we have previously discussed, in October 2007, certain partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”).  As a consequence, GGK resigned as our auditors January 4, 2008 and M&P was appointed as our new independent registered public accounting firm for the year ending December 31, 2007.

GGK had a continuing relationship with RSM McGladrey, Inc. (‘‘RSM’’), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The aggregate fees billed or expected to be billed by M&P and GGK for services performed for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Audit Fees – McGladrey & Pullen, LLP	$80,000	$—
Audit Fees – Goldstein Golub Kessler LLP	59,800	239,300
Audit Related Fees – Goldstein Golub Kessler LLP	46,500	15,900
Tax Fees	—	—
All Other Fees	—	—

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2007 and 2006 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Form 10-QSB.

AUDIT RELATED FEES

Audit related fees for the years ended December 31, 2007 and 2006 were primarily incurred in connection with the Company's equity offerings and fees in connection with correspondence with the SEC.

TAX FEES

The Company did not engage M&P, GGK or RSM to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

ALL OTHER FEES

The Company did not engage M&P, GGK or RSM to provide any other services during the last two fiscal years other than reported above.

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

Signature	Title	Date

/s/Cathy A. Fleischer	President and Director	April 9, 2008
Cathy A. Fleischer	(Principal Executive Officer)

/s/Kent A. Tapper	Chief Financial Officer, Secretary and	April 9, 2008
Kent A. Tapper	Treasurer (Principal Financial Officer and
Principal Accounting Officer)

/s/Gary W. Beall	Director	April 9, 2008
Gary W. Beall

/s/John Lanzafame	Director	April 9, 2008
John Lanzafame

	Director	April 9, 2008
Sharell L. Mikesell

/s/Klaus E. T. Siebert	Director	April 9, 2008
Klaus E. T. Siebert

/s/James Wemett	Director	April 9, 2008
James Wemett

NATURALNANO, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NaturalNano, Inc.

We have audited the accompanying consolidated balance sheet of NaturalNano, Inc. and Subsidiary (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficiency/equity and cash flows for the year then ended and the 2007 amounts included in the cumulative columns in the statements of operations and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, a working capital deficiency and has a stockholders’ deficiency. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of NaturalNano, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

McGLADREY & PULLEN, LLP

New York, New York

April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NaturalNano, Inc.

We have audited the accompanying consolidated balance sheet of NaturalNano, Inc. and Subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficiency/equity and cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended and the cumulative amounts from December 22, 2004 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

March 29, 2007

NaturalNano, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$404,940	$139,638
Halloysite and Pleximer inventory	27,149	15,000
Other current assets	195,443	49,197
Total current assets	627,532	203,835
Non-current assets:
Prepaid halloysite materials	—	234,650
Deferred financing costs, net	444,928	—
Licenses, net of amortization	707,061	265,212
Property and equipment, net	454,445	159,239
Total non-current assets	1,606,434	659,101
Total Assets	$2,233,966	$862,936

Liabilities and Stockholders' Deficiency

Liabilities
Current liabilities:
Related party note payable	$—	$600,000
Accounts payable	345,479	241,478
Accrued payroll	58,801	85,550
Accrued expenses	143,522	88,621
Capital lease obligations-current	76,986	—
Patent license obligation-current	250,000	—
Registration rights liability	82,489	—
Due to related parties	56,206	128,791
Total current liabilities	1,013,483	1,144,440
Non-current liabilities:
Related party note payable	987,584	—
8% Senior secured convertible notes, net of $2,017,427 discount	1,330,073	—
Patent license obligation, less current portion	200,000	—
Capital lease obligations, less current portion	38,945	—
Other long term liabilities	31,034	28,000
Total Liabilities	3,601,119	1,172,440
Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized, none issued
Common stock - $.001 par value, 300 million shares authorized, issued and outstanding 122,880,740 and 121,700,740, respectively	122,881	121,701
Additional paid in capital	15,907,241	11,105,430
Deficit accumulated in the development stage	(17,397,275)	(11,536,635)
Total stockholders' deficiency	(1,367,153)	(309,504)
Total liabilities and stockholders' deficiency	$2,233,966	$862,936

See notes to consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			From inception:
	For the years ended		December 22, 2004
	December 31,		to December 31,
	2007	2006	2007
Income:
Revenue	$15,250	$15,000	$30,750

Operating expenses:
Research and development (a)	2,026,743	2,034,426	4,726,453
General and administrative (a)	1,708,918	4,078,776	7,807,321
Write down of prepaid inventory	249,650	—	249,650
	3,985,311	6,113,202	12,783,424

Loss from Operations	(3,970,061)	(6,098,202)	(12,752,674)

Other income (expense):
Interest (expense) income, net	(1,890,579)	5,821	(1,870,623)
Income from cooperative research project	—	—	180,000
Gain on warrant	—	236,250	326,250
Financing fees	—	(3,006,786)	(3,280,228)
	(1,890,579)	(2,764,715)	(4,644,601)
Net loss	$(5,860,640)	$(8,862,917)	$(17,397,275)

Loss per common share - basic and diluted	$(0.05)	$(0.07)

Weighted average shares outstanding	122,065,645	121,572,369

(a)	Stock based compensation expense included in the Statement of Operations for the years ended December 31, 2007 and 2006, respectively, are as follows:
•	Research and development expense of $539,126 and $1,038,631.
•	General and administrative expense of $372,880 and $1,932,328.

See notes to consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

				Deficit
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000	$—	$100,000
Net loss from inception to 12/31/04				(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Share based compensation expense			270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		—
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share on February 1, 2006	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share on February 1, 2006	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share on February 9, 2006	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Share based compensation expense			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)
Value of warrants issued in conjunction with debt			3,213,600		3,213,600
Fair value of warrants issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs			501,018		501,018
240,741 shares at $0.26 per share for services			50,767		50,767
Share based compensation expense			912,006		912,006
Grant of common stock for services @:
$0.36 per share on March 26, 2007	160,000	160	57,440		57,600
$0.10 per share on November 2, 2007	340,000	340	33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680	33,320		34,000
Net loss for the year ended 12/31/07				(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881	$15,907,241	$(17,397,275)	$(1,367,153)

See notes to consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended		From inception December 22, 2004
		December 31,	through
	2007	2006	December 31,2007
Cash flows from operating activities:
Net loss	$(5,860,640)	$(8,862,917)	$(17,397,275)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	141,570	71,825	218,143
Amortization of discount on convertible notes	1,330,073	—	1,330,073
Amortization of deferred financing costs	314,190	—	314,190
Share based compensation expense	912,006	2,970,959	4,153,047
Issuance of warrants for services	50,767	3,039,246	3,363,455
Issuance of stock for services	34,000	—	34,000
Change in value of registration rights obligation	12,128	—	12,128
Receipt of and gain on Atlas Mining warrant	—	(236,250)	(506,250)
Gain on disposal of asset	(917)	—	(917)
Deferred rent	9,034	—	9,034
Changes in operating assets and liabilities:
Increase in inventory	(27,149)	—	(27,149)
Increase in other current assets	(146,246)	(14,493)	(195,443)
Decrease in prepaid halloysite materials	249,650	—	—
Increase in accounts payable, accrued payroll and accrued expenses	132,153	291,838	717,904
Decrease in other liability	(6,000)	(500)	22,000
Net cash used in operating activities	$(2,855,381)	$(2,740,292)	$(7,953,060)
Cash flows from investing activities:
Purchase of property and equipment	$(169,074)	$(155,524)	$(364,098)
Proceeds from sale of property and equipment	2,937	—	2,937
Purchase of license	(50,000)	—	(150,000)
Proceeds from sale of Atlas Mining warrant	—	506,250	506,250
Net cash (used in) provided by investing activities	$(216,137)	$350,726	$(4,911)
Cash flows from financing activities:
Proceeds from convertible notes	$3,250,000	$—	$7,406,000
Advances on related party line of credit	300,000	600,000	900,000
Advances from related parties	429,984	324,590	1,196,361
Repayment of amounts due to related parties	(414,985)	(155,051)	(1,052,571)
Repayment of capital lease obligations	(38,040)	—	(38,040)
Payment of registration rights obligation	(63,539)	—	(63,539)
Deferred financing costs	(160,600)	—	(160,600)
Issuance of common stock	—	—	100,000
Proceeds from exercise of stock options	34,000	41,300	75,300
Net cash provided by financing activities	$3,336,820	$810,839	$8,362,911
Increase (decrease) in cash and cash equivalents	265,302	(1,578,727)	404,940
Cash and cash equivalents at beginning of period	139,638	1,718,365	—
Cash and cash equivalents at end of period	$404,940	$139,638	$404,940

NaturalNano, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(continued)

	Years ended		From inception December 22, 2004
	December 31,		through
	2007	2006	December 31,2007
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$134,967		$134,967

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$501,018		$501,018
Note issued in consideration of deferred financing costs	$97,500		$97,500
Allocation of proceeds from discount on notes payable and warrants grants	$3,213,600		$3,213,600
Registration rights liability	$82,489		$82,489
Capital lease obligations	$153,971		$153,971
Common stock issued for:
Convertible notes			$4,156,000
Services	$57,600		$57,600
Accrual for purchase of Navy License	$450,000		$450,000
Settlement of liabilities for services in common stock		$170,102	$170,102
Acquisition of license settled through issuance of common stock (net of $100,000 cash)		$290,000	$290,000
Common stock returned and cancelled in connection with license agreement		$(84,000)	$(84,000)

See notes to consolidated financial statements

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”), a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2007 of $5,860,640 and had negative working capital of $385,951 and a stockholders' deficiency of $1,367,153 at December 31, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

In addition, management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. In addition, recent successes in product testing for Pleximer and filled-tube applications are being leveraged in attempt to increase revenues from sales.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Revenue Recognition

The Company has earned nominal operating revenue since inception (December 22, 2004). This revenue was generated from the delivery of Pleximer and sample products specifically formulated for customer applications in various industries in connection with product development evaluations and as such is considered operating revenue for financial reporting

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

purposes. The Company earns and recognizes such revenue when the shipment of the sample products has occurred and when no further performance obligation exists.

Inventory

Inventory is stated at the lower of cost or market vlaue. When halloysite nanotubes or Pleximer held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) cost of goods sold will be charged as customer shipments are made.

Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

Intangible Assets

Licenses are initially measured and recorded based on their cost at the date of their acquisition and amortized over its useful life. The Company evaluates the recoverability of identifiable intangibles whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in fair value of the asset or a significant adverse change in the extent or manner in which an asset is used. The evaluation of potential asset impairment requires significant judgments about future cash flows over the life of the asset under evaluation and actual future results may differ from assumed and estimated amounts.

Property and Equipment

Property and equipment, at cost, consists of the following:

	2007	2006	Useful Life

Lab equipment	$458,617	$140,206	5 years
Leasehold improvements	57,600	-	15 years
Furniture and office equipment	34,053	34,053	5 years
Computers and software	18,065	20,765	3 years
	568,335	195,024
Accumulated depreciation and amortization	(113,890)	(35,785)
Net property and equipment	$454,445	$159,239

Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease. Costs of internally developed intellectual property rights with indeterminate lives are expensed as incurred.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations as the Company has no unrecognized tax benefits and has not incurred any interest or penalties in any of its tax jurisdictions. The Company has open tax years beginning in

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

calendar year 2004 through 2006. None of the Company’s tax returns have been examined by federal or state jurisdictions during these periods.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive options and warrants outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive. There were 44,025,995 and 19,934,000 shares underlying outstanding options and warrants which have been excluded from the calculation at December 31, 2007 and 2006, respectively.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management. Actual results could differ from these estimates.

Stock Options

The Company has the 2005 Incentive Stock Plan which provides for the granting of up to 14,000,000 nonqualified or incentive stock options and the Amended and Restated 2007 Incentive Stock Plan which provides for the granting of up to 17,000,000 nonqualified or incentive stock options (collectively, the “Plan”). The Plan provides for issuance of share-based awards to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant.

On January 1, 2006, the Company adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” for stock options already granted. The Company utilized the modified prospective approach of adoption under SFAS No. 123R which resulted in the recognition of $912,006 and $2,970,959 of compensation cost for the years ended December 31, 2007 and 2006, respectively. Results for prior periods have not been restated.

The fair value of each stock option grant has been determined using the Black-Scholes model and adjusted for the likelihood of forfeiture. The Black-Scholes method was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The assumed forfeiture rate is based upon historical experience and is evaluated quarterly. Such option valuation methods require various subjective assumptions including the expected stock price volatility. No income tax benefits were recognized due to the Company’s net operating loss carryforward position.

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

December 31, 2007

2.	RELATED PARTY RESEARCH AGREEMENT

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc. (“BTI”). BTI is related to the Company because an affiliate of BTI is a director of the Company. This agreement covers the exchange of ideas in support of a new drug delivery capability. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties. All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

3.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. A director on of our Board of Directors represents the interests of TI and has an 11.29% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all the then outstanding shares of common stock.

On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of these options on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. Under the vesting schedule, the options were fully vested as of December 31, 2007.

In connection with the 8% senior secured convertible debt more fully described in Note 7, on March 2 and 5, 2007, NaturalNano Research, Inc. (“NN Research”) entered into Patent Assignment agreements (the “Patent Assignments”) with TI, pursuant to which TI assigned to NN Research all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted NN Research licenses. No value was assigned to these patents. TI also agreed, in a letter to Platinum Advisors LLC (the “Agent”) and the other investors dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to the Agent and the other investors dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as defined in the Purchase Agreement.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of December 31, 2007 and 2006, $900,000 and $600,000, respectively, had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement and the Note were originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the 8% Senior Secured Convertible Notes (the “Notes”), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. See Note 7 for additional description of the terms and conditions of the issuance of these Notes.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

4.	PATENT LICENSE AGREEMENTS

Navy License Agreement

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (“NRL”) (the “License Agreement”). Under the License Agreement, the Company has been granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles and local drug delivery fields.

The License Agreement provides a license to the Company for the licensed patents, any patents issuing thereon and any re-examination, re-issue, continuation or division thereof within the United States of America until each subject patent expires, subject to the Company’s requirements to fulfill a commercial deployment plan to bring one or more licensed inventions to practical application by October 1, 2009, invest at least $1.5 million in marketing and or research and development of practical applications for the patents and such other limitations discussed therein. Further, any licensed invention not in use for a practical application after 3 years may be licensed by the NRL on a non-exclusive basis provided that the Company is given the first right of refusal to begin practical application of any such licensed invention.

The License Agreement provides for a license issue fee of $500,000 to be fully paid by December 31, 2009 and royalties of 5% of net sales, subject to certain minimum royalty payments.

The License Agreement provides that the Company may sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The $500,000 license issue fee will be amortized over the 5 year term of the license agreement on a straight-line basis. As of December 31, 2007, the Company had paid $50,000 of the license issue fee and amortized $25,000 of the license issue fee. As of December 31, 2007, there net value of the Navy License was $475,000. Future royalty payments resulting from this agreement will be expensed as incurred.

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

The license was recorded as a non-current asset and is amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. Amortization expense of $33,152 and $40,788 was recognized for this license agreement in 2007 and 2006, respectively, and $33,152 will be recognized annually for each year through 2014. As of December 31, 2007 and 2006, there net value of the Ambit License was $232,061 and $265,212, respectively. Future royalty payments resulting from this agreement will be expensed as incurred.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

5.	INVENTORY AND TRANSACTIONS WITH ATLAS MINING COMPANY

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

During 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite. As described in Note 10, the Company has initiated legal proceedings against Atlas Mining Company and is seeking to recover up to $250,000 which had been prepaid to Atlas Mining Company. Due to this uncertainty, all prepaid inventory related to Atlas Mining Company has been marked down to zero by the Company, and shown as an operational expense.

During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of December 31, 2007, the $27,149 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be fully utilized on or before September 30, 2008.

When halloysite nanotubes or Pleximer held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) cost of goods sold will be charged as customer shipments are made.

The Company believes it has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company nor the mine in New Zealand for delivery of halloysite materials.

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

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

6.	INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward, for federal income tax purposes, of approximately $9.3 million which expires from 2024 to 2027. The deferred tax asset was comprised of the following:

	December 31, 2007	December 31, 2006
Net operating loss carryforwards	$3,394,155	$2,080,470
Future tax deductions for stock options and warrants granted	2,110,105	2,205,810
Other temporary differences	34,545	20,285
	5,538,805	4,306,565
Valuation allowance	(5,538,805)	(4,306,565)
Net deferred tax asset	$-	$-

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance for the deferred tax assets measured as of December 31, 2007 and 2006.

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

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Stock-holders Equity

CMI equity November 29, 2005	9,982,084	$9,982	$357,483	($367,465)	$-
Issuance of new shares to NN stockholders	89,838,756	89,839	10,161		100,000
Cancellation of NN shares November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Elimination of CMI accumulated deficit			(367,465)	367,465
November 29, 2005 Recapitalization	79,820,840	$79,821	($79,821)	$-	$-

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

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of the Company’s common

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of the Company’s common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of the Company’s common stock with an exercise price of $0.22 per share. If the closing price of the Company’s common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which the Company issued such equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans). None of these warrants had been exercised as of December 31, 2007. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

Pursuant to the Purchase Agreement, the Company issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of the Company’s common stock at a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should the Company issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with the Company’s existing benefit plans) at a price per common share below the Conversion Price to the price at which the Company issued such equity or equity-linked securities. Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes is due and payable on March 7, 2009. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded (currently, the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

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

The fair value of the warrants was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. Because the net proceeds of the related Notes was $3,213,600, the Company recorded a discount on such Notes in the amount of $3,213,600 for the fair value of these warrants. This discount is being amortized on a straight line basis over twenty four months, the term of the Notes. During the year ended December 31, 2007, the Company recorded

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

$1,330,073 in amortization expense relating to the discount on the convertible notes. This amortization is included in interest expense in the accompanying Statement of Operations.

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

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of the Company’s common stock at $0.22 per share, (iii) Series B Warrants for the purchase of 1,473,581 shares of the Company’s common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of the Company’s common stock at an exercise price of $0.22 per share. The fair market value of the warrants granted in connection with the due diligence services described above has been determined utilizing the Black-Scholes model as of the date of the Purchase Agreement. Total compensation paid to Platinum Advisors LLC as agent was $696,018 comprised of: $97,500 in cash, a Note in the amount of $97,500 and warrants with a fair market value of $501,018 on the date of issuance which is included in deferred financing costs and being amortized on a straight line basis over the term of the notes.

A charge to Additional Paid-in Capital in the amount of $501,018 reflects the Black-Scholes fair value of the warrants granted to the Agent in connection with these due diligence services. Total deferred financing costs incurred in connection with this transaction were $759,118. These costs are being amortized on a straight line basis over the term of the notes and resulted in amortization expense of $314,190 in the year ended December 31, 2007.

If the Platinum and Longview warrants (described above) are exercised in full, we will be obligated to pay Platinum Advisors an additional due diligence fee of $365,625.

Registration Rights Agreement

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted this FSP in the first quarter of 2007 in connection with the issuance of the 8% Senior Secured Convertible Notes and related warrants as described above.

On March 7, 2007, the Company entered into a Registration Rights Agreement with the Agent and the other investors, pursuant to which the Company agreed to prepare and file within 60 days of the March 7, 2007 agreement, a registration statement for resale under the Securities Act of 1933, the common stock issuable upon the exercise of the Warrants, in payment of interest on, or upon conversion of, the Notes. The Company further agreed to use its best efforts to cause the Registration Statement to be declared effective 120 days following the March 7, 2007 agreement date, or within 150 days if the Company receives a comment letter from the SEC, and to maintain such Registration Statement for the two year period following this date. This agreement allows for liquidated damages based on a daily amount of 0.0333% of the principal amount of the notes relating to the common stock issuable upon conversion of the Notes included in the Registration Statement. The Company recorded a total of $146,028 as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 has been recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. Because the estimated liability recorded on March 7, 2007 was $133,900, the Company recognized an additional $12,128 of non-operating expense during the year ended December 31, 2007 related to this obligation.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Common Stock Issuances

On November 3, 2007 we issued 340,000 shares of our common stock as part of a 700,000 share obligation to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for legal services to be received by the Company between October 2007 and February 2008. The remaining 360,000 shares were issued on January 2, 2008. The common stock issued and received in connection with this transaction has been valued at $34,000 based on the market price of the Company’s common stock as of December 31, 2007 and will be revalued and charged to operations, when the required performance by the attorney is complete.

On February 1 and 9, 2006 we issued an aggregate of 314,700 shares of our common stock to three entities in settlement of liabilities accrued for services and assets received by the Company during 2005. On February 1 and 9, 2006 we issued an aggregate of: (i) 40,000 shares to High Technology of Rochester, Inc., our previous landlord, in consideration for certain leasehold improvements and rent concessions to our office facilities, (ii) 74,700 shares to Medienimpuls GmbH as payment for consulting services, and (iii) 200,000 shares to Ambit Corporation in connection with the license of certain patented technology in the field of electronic shielding. The 200,000 shares to Ambit Corporation were returned to the Company during the fourth quarter of 2006 in connection with the November 13, 2006 amended license agreement. The value of the common stock issued and received in connection with these transactions has been valued based on the market price of the Company’s common stock on the date of these issuances and receipts.

Warrant Grants

As of December 31, 2007, there were common stock warrants outstanding to purchase an aggregate 25,546,995 shares of common stock pursuant to the warrant grants described below.

On April 23, 2007, the Company granted 240,741warrants to Katan Associates with an exercise price of $0.26 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expires on April 23, 2012. The value of the services received in connection with this agreement, have been measured utilizing the Black-Scholes model as of the date of the warrant grant. The assumptions used in this valuation included: (i) risk-free interest rate of 4.6%, (ii) weighted average expected term of five years; (iii) weighted average expected stock volatility 112% and (iv) expected dividends of zero. This valuation resulted in a charge of $50,767 included in the Statement of Operations.

On March 7, 2007, as more fully described above, the Company granted warrants to purchase as aggregate of 25,106,254 shares of the Company’s common stock at prices ranging from $0.22 to $0.33 per share in connection with the 8% senior secured convertible notes. None of the warrants have been exercised as of December 31, 2007. Neither these warrants, nor the common stock issuable upon exercise of these warrants, have been registered under the Securities Act of 1933.

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

On July 9, 2006, the Company issued a warrant to purchase 4,770,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share (with a weighted average exercise price of $1.01 per share) to SBI Brightline XIII, LLC. This warrant was fully vested on the date of grant and may not be exercised if and to the extent that, immediately following such exercise the holder thereof would beneficially own 5% or more of the Company’s common stock. The warrant may be exercised in cash or by cashless exercise in lieu of cash. The warrant was valued, using the Black-Scholes model, as of the date of grant. The assumptions used in this valuation included: (i) risk-free interest rate of 5.1%, (ii) weighted average expected term of 2.7 years, (iii) weighted average expected stock volatility 90% and (iv) expected dividends of zero. This valuation resulted in a third quarter 2006 charge of $3,006,786 included in the caption “Financing fees” in the accompanying Statement of Operations. None of these warrants had been exercised as of December 31, 2007. On December 31, 2007, SBI Brightline XIII, LLC and the Company agreed to terminate this warrant.

During the first quarter of 2005, the Company received $225,000 in financial consulting services from SBI USA, LLC for which payment was satisfied through the issuance of 4,500,000 common stock warrants. These warrants have an exercise price of $0.115 per share, were fully vested as of the March 31, 2005 issuance date and had an original expiration date of

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

March 31, 2006. On December 19, 2005, the Board of Directors extended the expiration date of this instrument to March 31, 2007. As a result, the Company recorded $48,442 as an incremental cost for these services reflecting the estimated fair value associated with the term extension, as calculated using the Black-Scholes valuation method. The assumptions used in this valuation were as follows: (i) risk-free interest rate of 4.49%, (ii) expiration date of the warrant of March 31, 2007, (iii) expected volatility of 113.2%, and (iv) expected dividends of zero. The consulting expenses relating to these warrants were provided during the first quarter of 2005 and were included in Financing fees in the Statement of Operations. None of these warrants had been exercised before they expired on March 31, 2007.

8.	INCENTIVE STOCK PLAN

Under the NaturalNano 2005 Incentive Stock Plan and the Amended and Restated 2007 Incentive Stock Plan, officers, key-employees, non-employee directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards. The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares of Common Stock are issued by the Company upon exercise by any option holder pursuant to any grant of such shares.

A summary of the status of NaturalNano’s incentive stock plans is presented below:

	2007			2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	10,374,000	$0.19	8.67	9,810,000	$0.05	9.34
Granted during the year	8,895,000	$0.21	6.42	2,700,000	$0.59	9.59
Exercised	(680,000)	$0.05		(826,000)	$0.05
Cancelled or forfeited	(200,000)	$0.05		(1,310,000)	$0.09
Options outstanding at end of year	18,389,000	$0.20	7.37	10,374,000	$0.19	8.67

Options exercisable at end of year	10,932,751	$0.18	7.62	8,105,666	$0.11	8.48

Shares issued as restricted grants	340,000			-

Available for future grant	10,405,000			2,800,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding 12/31/2007	Weighted Average Exercise Price	Weighted Average Remaining Life- Years	Shares Exercisable 12/31/2007	Weighted Average Exercise Price

$0.05	6,844,000	$0.05	8.11	6,844,000	$0.05
$0.18 - $0.42	11,010,000	$0.25	6.86	3,637,085	$0.29
$1.06 - $1.44	535,000	$1.22	8.51	451,666	$1.24
	18,389,000	$0.20	7.37	10,932,751	$0.18

As of December 31, 2007, the aggregate intrinsic value of the 6,844,000 in-the-money stock options outstanding and exercisable was $342,200. During 2007, options for 680,000 common shares were exercised at $0.05 per share, generating $34,000 in proceeds to the Company and had an aggregate intrinsic value at the dates of exercise of $118,000.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Non-vested stock option activity	Non-vested Shares	Weighted Average Grant Price Fair Value

Non-vested outstanding at December 31, 2006	2,268,334	$0.37
Granted during the year	8,895,000	$0.18
Vested	(3,507,085)	$0.26
Cancelled or forfeited	(200,000)	$0.05
Non-vested outstanding at December 31, 2007	7,456,249	$0.21

The fair value of stock options granted to consultants (including the options granted to Technology Innovations, LLC) has been recorded as an expense of $297,357 for the year ended December 31, 2007, and reflects changes in fair market value and new grants of 2,695,000 options to purchase the Company’s common stock since the prior reporting period, calculated using the Black-Scholes valuation method discounted by an expected forfeiture rate of approximately 17% based on historical forfeitures. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	12/31/07	12/31/06

Risk-free interest rate	3.1-5.0%	4.6% to 5.2%
Expected life in years	4-9.7	5 to 10
Weighted average expected stock volatility	107%-114%	88% -118%
Expected dividends	zero	zero

As of December 31, 2007, unvested compensation cost for stock options previously issued to employees was approximately $1 million and will be recognized in future years through 2010. The unvested cost of stock options previously issued to consultants was approximately $128,000 as of December 31, 2007 and will be revalued quarterly and charged to operations as the vesting occurs, during the periods through 2008, which is when the required performance by the consultants is complete.

In addition to options granted under the NaturalNano, Inc. 2005 Incentive Stock Plan and the Amended and Restated 2007 Incentive Stock Plan, the Company has made certain option grants, for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The cost of the fair value of these stock options has been determined utilizing the Black-Scholes model as described above.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

9.	COMMITMENTS AND LEASE OBLIGATIONS

The Company leases office and laboratory space as well as certain research and development equipment under the terms of various operating leases. Certain of the equipment leases contain purchase options at prices representing the fair market value of the related equipment at the expiration of the term of the lease.

On February 1, 2006, the Company entered into a two year lease agreement that included a one year renewal option that expires on January 31, 2009. This space, representing approximately 3,000 square feet of laboratory space, has been used in establishing our research facility and is located in Rochester, New York. The annual rent for each of the initial two years of the agreement is $46,187 and increased to $47,687 when the Company exercised its option to renew the lease for a final year. The Company is also responsible for a pro rata allocation of the operating costs of this facility, to be assessed annually by the landlord.   The Company utilizes approximately 4% of the total facility. On March 31, 2008, the Company and the landlord agreed to termination of this lease as of May 31, 2008.

On September 19, 2006, the Company entered into a lease agreement that commenced on March 1, 2007 for approximately 2,250 square feet for office space. This lease expires on April 30, 2022 subject to our right to terminate at any time after March 1, 2009 upon 90 days notice. For lease years commencing March 1, 2007 and 2008, we will pay an annual base rent of $44,000. For each year commencing on March 1, 2009 and continuing through April 30, 2011, the base rent will increase by 5% over the previous year’s rent. For each year beginning March 1, 2009 and continuing through April 30, 2017, the base rent will increase by 3% over the previous year’s rent. The landlord is responsible for all real property taxes for the first 38 months of the term; thereafter, the landlord will absorb the first 3% of any increases and half of the remaining 97% will be reimbursed by the Company based on our proportionate share (17%) of the building usage. In addition to being responsible for utilities within our leased space, we have agreed to pay our proportionate share of utility charges for common areas within the building. This facility lease provides for scheduled increases in base rent and as such, rent expense will be charged ratably over the term of the lease resulting in deferred rent payable, which will represent cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent shall be $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option to up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period.

Total rent expense for the years ended December 31, 2007 and 2006 was $91,911 and $79,728 respectively.

As more fully described in Note 4, the Company has entered into patent license agreements with the United States Department of the Navy and Ambit, which obligate it to pay license fees and certain minimum royalty payments until at least October 2011.

Presented below are the minimum future payments under these license and lease agreements:

For the period ending December 31:	Capital Equipment (1)	Patent License	Equipment	Office and lab space	Total

2008	$86,646	$453,000	$9,298	$124,687	$686,519
2009	43,820	412,000	1,550	85,433	556,862
2010	—	279,667	—	87,725	368,564
2011	—	347,333	—	56,323	403,656
2012	—	—	—	51,214	51,214
Thereafter	—	—	—	547,094	547,094
Total contractual cash obligations	$130,466	$1,492,000	$10,848	$952,477	$2,613,908

(1) Capital equipment includes $14,534 of interest related to the remaining principal amount of $115,932.

NaturalNano, Inc.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

10.	SUBSEQUENT EVENT

Atlas Mining Company

In December 2007, the board of directors determined the Company should make its best efforts to recover the $250,000 it had pre-paid Atlas Mining Company for halloysite. On January 28, 2008, after attempts to contact Atlas Mining Company management failed, the Company formally notified Atlas Mining Company that it believes Atlas Mining Company was in breach of its contract with the Company for the supply of halloysite, for which the Company had prepaid $250,000 for future deliveries. The Company has filed a claim against Atlas Mining Company and is seeking to recover the $250,000 it had previously paid and now believes it may never receive material from Atlas Mining Company. In addition, on February 4, 2008, the Company notified Atlas Mining Company’s distribution partner, NanoDynamics, Inc., that it may be liable for the $250,000.