Form 10-Q
period 2008-03-31
NaturalNano , Inc.
filed 2008-05-15
CIK 863895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	000-49901

NATURALNANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Schoen Place, Pittsford, NY	14534
(Address of principal executive offices)	(Zip Code)

585-267-4850

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

125,072,965 as of May 14, 2008

Table of Contents

PART I—FINANCIAL INFORMATION    1

Item 1. Financial Statements.	1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Plan of operations for the period from April 1, 2008 through March 31, 2009	12
Management Discussion and Analysis	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4. Controls and Procedures.	19

PART II—OTHER INFORMATION        20

Item 1. Legal Proceedings.	20
Item 1A. Risk Factors.	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3. Defaults Upon Senior Securities.	20
Item 4. Submission of Matters to a Vote of Security Holders.	20
Item 5. Other Information.	20
Item 6. Exhibits.	21

SIGNATURES                                                                  25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$267,898	$404,940
Halloysite and Pleximer inventory	18,356	27,149
Other current assets	117,246	131,954
Total current assets	403,500	564,043
Non-current assets:
Deferred financing costs, net	348,984	444,928
License, net of amortization	673,773	707,061
Property and equipment, net	553,504	517,934
Total non-current assets	1,576,261	1,669,923
Total Assets	$1,979,761	$2,233,966
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Accounts payable	$393,305	$345,479
Accrued payroll	230,029	58,801
Accrued expenses	241,812	143,522
Capital lease obligations-current	89,369	76,986
Patent license obligation-current	250,000	250,000
8% Senior secured convertible notes, net of $1,611,264 discount	1,736,236	—
Related party note payable	1,005,534	—
Registration rights liability	82,489	82,489
Due to related parties	91,462	56,206
Total current liabilities	4,120,236	1,013,483
Non-current liabilities:
Related party note payable	—	987,584
8% Senior secured convertible notes, net of $2,017,427 discount	—	1,330,073
Patent license obligation	200,000	200,000
Capital lease obligations	30,018	38,945
Other long term liabilities	32,244	31,034
Total Liabilities	4,382,498	3,601,119
Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized, none issued
Common Stock - $.001 par value 300 million authorized, issued and outstanding 123,882,740 and 122,880,740, respectively	123,883	122,881
Additional paid in capital	16,454,158	15,907,241
Accumulated deficit	(18,980,778)	(17,397,275)
Total stockholders' deficiency	(2,402,737)	(1,367,153)
Total liabilities and stockholders' deficiency	$1,979,761	$2,233,966

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

			From inception:
	For the three months ended		December 22, 2004
	March 31,		to March 31,
	2008	2007	2008

Income:

Revenue	$2,950	$—	$33,700
Cost of goods sold	1,443	—	1,443
Gross profit	$1,507	$—	$32,257
Operating expenses:
Research and development (a)	635,970	586,019	5,362,423
General and administrative (a)	361,153	532,513	8,168,474
Write down of prepaid inventory	—	—	249,650
	997,123	1,118,532	13,780,547

Loss from Operations	(995,616)	(1,118,532)	(13,748,290)

Other income (expense):
Interest (expense) income, net	(587,887)	(158,248)	(2,458,510)
Income from cooperative research project	—	—	180,000
Gain (loss) on warrant	—	—	326,250
Financing fees	—	—	(3,280,228)
	(587,887)	(158,248)	(5,232,488)
Net loss	$(1,583,503)	$(1,276,780)	$(18,980,778)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	123,393,510	121,711,407

a)	Stock based compensation expense included in the Statement of Operations for the three months ended March 31, 2008 and 2007, are as follows:
•	Research and development expense of $264,768 and $255,895, respectively, and
•	General and administrative expense of $206,741 and $262,004, respectively.

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

(unaudited)

				Deficit
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000	$—	$100,000
Net loss from inception to 12/31/04				(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000	$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		—
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	$11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants			3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs			501,018		501,018
240,741 shares at $0.26 per share for services			50,767		50,767
Vesting of stock options granted			912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160	57,440		57,600
$0.10 per share	340,000	340	33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680	33,320		34,000
Net loss for the year ended 12/31/07				(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881	$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted			471,509		471,509
Grant of common stock for services @:
$0.10 per share	360,000	360	35,640		36,000
$0.06 per share	150,000	150	9,300		9,450
$0.06 per share	480,000	480	29,760		30,240
$0.06 per share	12,000	12	708		720
Net loss for the three months ended 3/31/08				(1,583,503)	(1,583,503)
Balance at March 31, 2008	123,882,740	$123,883	$16,454,158	$(18,980,778)	$(2,402,737)

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			From inception:
	For the three months ended		December 22, 2004
	March 31,		to March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,583,503)	$(1,276,780)	$(18,980,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	62,210	18,981	280,354
Amortization of discount on convertible notes	406,163	107,120	1,736,236
Amortization of deferred financing costs	95,944	25,304	410,134
Vesting of stock options	471,509	517,899	4,624,556
Issuance of warrants for services	—	—	3,363,455
Issuance of stock for services	76,410	—	110,410
Receipt of and gain on Atlas Mining warrant	—	—	(506,250)
Gain on disposal of asset	—	—	(918)
Deferred rent	2,710	—	11,744
Changes in operating assets and liabilities:	—	—	—
Decrease in inventory	8,793	—	(18,356)
Decrease (increase) in other current assets	14,699	(45,899)	(105,118)
Increase (decrease) in accounts payable,			—
accrued payroll and accrued expenses	317,344	(7,964)	1,035,248
Decrease in other liability	(1,500)	(596)	20,500
Net cash used in operating activities	(129,221)	(661,935)	(8,018,783)
Cash flows from investing activities:
Purchase of property and equipment	(39,718)	(9,241)	(467,314)
Proceeds from sale of property and equipment	—	—	2,937
Purchase of license	—	—	(150,000)
Proceeds from sale of Atlas Mining warrant	—	—	506,250
Net cash (used in) provided by investing activities	(39,718)	(9,241)	(108,127)
Cash flows from financing activities:
Proceeds from convertible notes	—	3,250,000	7,406,000
Advances on related party line of credit	—	300,000	900,000
Advances from related parties	53,207	98,636	1,249,568
Repayment of amounts due to related parties	—	(173,452)	(1,052,571)
Repayment of capital lease obligations	(21,310)	—	(59,350)
Payment of registration rights damages	—	—	(63,539)
Deferred financing costs	—	(160,600)	(160,600)
Issuance of common stock	—	—	100,000
Proceeds from exercise of stock options	—	—	75,300
Net cash provided by financing activities	31,897	3,314,584	8,394,808
Increase (decrease) in cash and cash equivalents	(137,042)	2,643,408	267,898
Cash and cash equivalents at beginning of period	404,940	139,638	—
Cash and cash equivalents at end of period	$267,898	$2,783,046	$267,898

(continued on next page)

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited - continued)

			From inception:
	For the three months ended		December 22, 2004
	March 31,		to March 31,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2,694		$137,661

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs		$501,018	$501,018
Note issued in consideration of deferred financing costs		$97,500	$97,500
Allocation of proceeds from discount on
notes payable and warrants grants	$(406,163)	$3,347,500	$1,611,264
Registration rights liability		$133,900	$164,978
Capital lease obligations	$24,765		$178,737
Common stock issued for:
Convertible notes			$4,156,000
Property and equipment		$57,600	$57,600
Services			$34,000
Settlement of liabilities for services in common stock			$170,102
Acquisition of license settled through issuance
of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled in
connection with license agreement			$(84,000)

See notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NaturalNano, Inc. for the three months ended March 31, 2008 and 2007

1) PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to be consistent with current period presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

NaturalNano, located in Pittsford, New York, has been a development stage company through March 31, 2008. The Company expects to begin reporting material revenues during the year ending December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetics and personal care products,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2008 of $1,583,503 and had negative working capital of $3,716,736 and a stockholders' deficiency of $2,402,737 at March 31, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

In addition, management is currently assessing the Company's operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is assessing the availability of additional debt and equity financing on terms that would be acceptable to the Company. In addition, recent successes in product testing for Pleximer and filled-tube applications are being leveraged in an attempt to increase revenues from sales.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

The Company has incurred $18,980,778 of loss from operations since its inception, December 22, 2004. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its parent and majority owned shareholder Technology Innovations, LLC.

The Company has experienced an average monthly cash usage of approximately $43,000, net of the receipt of $244,000 tax rebate from the State of New York and the deferral of approximately $135,000 of employee salaries, during the first three months of 2008. During the first three months of 2007, the Company experienced monthly cash use of approximately $221,000.

Tax Credit from the State of New York

During the three months ended March 31, 2008, the Company received a QETC Facilities, Operations, and Training tax credit from the State of New York of $244,000, which was recorded as a reduction in general and administrative expenses.

Property and Equipment and Capital Lease Agreements

Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Costs of internally developed intellectual property rights with indeterminate lives are expensed as incurred. Amounts reported include $89,361 of non-depreciating assets related to leasehold improvements and equipment purchases that have not been placed in service as of March 31, 2008.

During the first three months of 2008, the Company entered into one capital lease obligation totaling $24,766 for laboratory equipment. Assets under capital lease have been included in property and equipment.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive. As of March 31, 2008 and 2007 there were 63,472,738 and 59,456,164 shares, respectively, underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. 8% SENIOR CONVERTIBLE DEBT

On March 7, 2007, we entered into a Loan and Security Agreement for $3,347,500 (the “Notes”) with Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. and Platinum Advisors, LLC (collectively “Platinum”). The shares underlying the Notes represent an aggregate of 15,215,909 common shares issuable upon the conversion of the principal amount of the Notes at the fixed conversion price of $0.22 per share.

Because the term of the Notes ends on March 7, 2009, as of December 31, 2007, the condensed consolidated balance sheet reflects a long term liability of $1,330,073 for the Notes, net of $2,017,427 of discount for warrants to purchase 25,106,254 shares of the Company’s common stock for a weighted average price of $0.28 per share issued to Platinum related to the Notes. As of March 31, 2008 the condensed consolidate balance sheet reflects a current liability of $1,736,236 for the Notes, net of $1,611,264 of discount as of that date.

During the three months ended March 31, 2008 and 2007 the Company recorded $406,163 and $107,120, respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

In May 2008 we issued aggregate of 1,190,225 shares of our common stock to Platinum in satisfaction of $133,900 of interest due on the Notes. We have been advised by Platinum that they believe our calculation of the number of shares required to be issued in satisfaction of such interest is incorrect. The maximum additional shares that would be issued by the Company, if it accepts Platinum’s calculation as correct, would be 3,076,197 shares, as well as an additional $111,583 of interest expense as of March 31, 2008.

3. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) is our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. A director on of our Board of Directors represents the interests of TI and has an 11.29% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all of the then outstanding shares of common stock.

In connection with the 8% senior secured convertible debt more fully described in Note 2, on March 2 and 5, 2007, NN Research entered into Patent Assignment agreements (the “Patent Assignments”) with TI, pursuant to which TI assigned to NN Research all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted NN Research licenses. No value was assigned to these patents. TI also agreed, in a letter to Platinum dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it will not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to Platinum dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as defined in the Purchase Agreement.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of March 31, 2008 and 2007, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement was originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the Note, TI agreed not to demand repayment as long as any amounts were outstanding on the Note.

Because the term of the Note ends on March 7, 2009, as of December 31, 2007, the condensed consolidate balance sheet reflects a long term liability of $987,584 pursuant to the Line of Credit consisting of $900,000 of principal and $87,584 of accrued interest. As of March 31, 2008 the condensed consolidated balance sheet reflects a current liability of $1,005,534 pursuant to the Line of Credit Agreement consisting of $900,000 of principal and $105,534 of accrued interest.

4. INVENTORY AND TRANSACTIONS WITH ATLAS MINING COMPANY

During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of March 31, 2008, the $18,356 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be fully utilized in 2008.

When halloysite nanotubes or Pleximer held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes or (ii) cost of goods sold will be charged as customer shipments are made.

In December 2007, the board of directors determined that the Company should make its best efforts to recover the $250,000 it had pre-paid Atlas Mining Company for halloysite. On January 28, 2008, after attempts to contact Atlas Mining Company management failed, the Company formally notified Atlas Mining Company that it believes Atlas Mining Company was in breach of its contract with the Company for the supply of halloysite, for which the Company had prepaid $250,000 for future deliveries. The Company intends to file a claim against Atlas Mining Company and is seeking to recover the $250,000 it had previously paid and now believes it may never receive material from Atlas Mining Company. In addition, on February 4, 2008, the Company notified Atlas Mining Company’s distribution partner, NanoDynamics, Inc., that it may be liable for the $250,000. Any portion of such amount covered will be recognized by the Company when and as recovered.

The Company believes it has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company nor the mine in New Zealand for delivery of halloysite materials.

5. PATENT LICENSE AGREEMENTS

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

The License Agreement provides for a license issue fee of $500,000 to be fully paid by December 31, 2009 and royalties of 5% of net sales, subject to certain minimum royalty payments. As of March 31, 2008, the Company has paid $50,000 of this obligation.

The License Agreement provides that the Company may sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The $500,000 license issue fee will be amortized over the 5 year term of the license agreement on a straight-line basis. As of March 31, 2008, the net value of the Navy License was $450,000. Future royalty payments resulting from this agreement will be expensed as incurred. During the three months ended March 31, 2008, $25,000 of amortization expense was recognized for this license agreement.

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

The license was recorded as a non-current asset and is amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. As of March 31, 2008 the net value of the Ambit License was $223,773. Future royalty payments resulting from this agreement will be expensed as incurred. Amortization expense of $8,288 was recognized for this license agreement in the three months ended March 31, 2008 and 2007.

6. STOCKHOLDERS EQUITY, STOCK OPTIONS, WARRANTS AND CONVERTIBLE DEBT

As of March 31, 2008 the Company was authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2008, the Company had 123,882,740 shares of common stock issued and outstanding and had not issued any preferred stock.

Common Stock Issuances

On January 2008 we issued 360,000 shares of our common stock as part of a 700,000 share obligation to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company between October 2007 and February 2008. The Company issued 340,000 shares of common stock for such obligation in 2007 which was valued at $34,000 as of December 31, 2007. The aggregate of 700,000 shares of common stock issued and received in connection with this transaction has been valued at $70,000 based on the market price of the Company’s common stock as of February 29, 2008 being when the required performance by the attorney was complete, therefore the Company valued the 360,000 shares issued at $36,000.

In February 2008, we issued 150,000 shares of our common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company upon filing of the complaint against Atlas Mining Company (see Note 4). As of March 31, 2008, the 150,000 shares were valued at $9,450 based on the market price of the Company’s common stock as of March 31, 2008 and will be revalued and charged against the liability accrued as of December 31, 2007, when the required performance by the attorney is complete. Any amount in excess of the accrued liability will be charged to operations.

In March 2008 we issued 480,000 shares of our common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between March 2008 and June 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction has been valued at $30,240 based on the market price of the Company’s common stock as of March 31, 2008 and will be revalued and charged to operations, when the required performance by the attorney is complete.

In March 2008 we issued 12,000 shares of our common stock to Everblak, Inc. in settlement of a liability accrued for services to be received by the Company between November 2007 and March 2008. The common stock issued and received in connection with this transaction has been valued at $720 based on the market price of the Company’s common stock as of April 10, 2008, when the shares were delivered and the required performance by Everblak, Inc. was complete.

Options, Warrants and Convertible Debt

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”) and Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. In addition, during 2007 the Company issued $3,347,500 of 8% senior convertible notes (see Note 2) that may be converted into Common Stock of the Company. The terms of the 8% senior convertible notes and related warrants provide an exercise or conversion price per common share, and such price shall be adjusted if the Company sells its securities to private and institutional investors in the future at a price less than the current exercise or conversion price.

As of March 31, 2008 and December 31, 2007, the Company had following options, warrants and convertible debt outstanding:

	As of March 31, 2008		As of December 31, 2007
	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock
Incentive stock plans	22,709,834	$0.18	18,479,000	$0.20
Warrants	25,546,995	0.27	25,546,995	0.27
Convertible debt	15,215,909	0.22	15,215,909	0.22
Total	63,472,738	$0.23	59,241,904	$0.24

For the three months ended March 31, 2008 and 2007, the Company recorded $471,509 and $517,899 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans.

As of March 31, 2008, the Company had 10,482,500 stock options outstanding under the Company’s 2007 Plan. On March 31, 2008 the options outstanding and exercisable under the 2007 Plan had a weighted exercise price of $0.13 per share and had no intrinsic value at March 31, 2008. No option grants made in connection with the 2007 Plan were exercised and 200,000 stock options were cancelled during the three months ended March 31, 2008. As of March 31, 2008 the 2007 Plan had 5,515,500 option shares available for future grant.

During the three months ended March 31, 2008, the Company granted 4,475,000 stock options from the 2007 Plan. These option grants included 4,305,000 shares vested upon the date of grant, with five year terms, exercise price range of $0.10 and $0.11 per share and grant date fair values between $0.08 and $0.09 per share. The vesting schedule for these options includes vesting dates through December 31, 2008. The fair market value of these options was determined at the date of grant utilizing the Black-Scholes model, as described below.

As of March 31, 2008, the Company had 12,137,334 stock options outstanding under the Company’s 2005 Plan. On March 31, 2008 the options outstanding and exercisable under the 2005 Plan had a weighted exercise price of $0.27 per share and had no intrinsic value at March 31, 2008. No option grants made in connection with the 2005 Plan were exercised and 6,666 stock options were cancelled during the three months ended March 31, 2008. As of March 31, 2008 the 2005 Plan had 16,666 option shares available for future grant.

In addition to options granted under the Company’s 2005 and 2007 Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. At March 31, 2008 there was no intrinsic value of these outstanding options.

The fair value of the stock options granted to consultants has been recorded as an expense of $24,229 for the three months ended March 31, 2008, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	March 31, 2008	March 31, 2007
Risk-free interest rate	2.5-3.5%	4.5-4.6%
Expected life in years	4.4-8.9	4.7-10
Weighted average expected stock volatility	115-116%	111 to 112%
Expected dividends	zero	zero

As of March 31, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $1 million. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of operations for the period from April 1, 2008 through March 31, 2009

Milestones Anticipated for the Twelve Month Period Ending March 31, 2009

•	Establishment of joint development agreements that will identify and develop additional applications for Pleximer and commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer and nanotube technology advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple products.
•	Achieve and grow revenue through sales of Pleximer, filled-tube applications and funded joint developments.
•	Continue validation testing in support of advanced property enhancements to broaden our customer base.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Twelve Month Period ending March 31, 2009

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

For the twelve months ending March 31, 2009 we forecast spending $1,570,000 in support of our research and development programs and an additional $1,000,000 for investments in capital assets in the research and development area and approximately $250,000 in licensing fees required under existing licensing agreements.

The cash requirements for our research and development programs for the twelve months ending March 31, 2009 are summarized below.

Cash Requirements for Research and Development	For the twelve months ending March 31, 2009

Research and development team, including salaries, benefits and travel for staff and full-time consultants	$1,150,000
Professional and technical consultants and advisors	180,000
Laboratory testing, materials, supplies, safety and other	175,000
Facility leases	65,000

Research and product development expenditures	$1,570,000

Our cash spending for research and development projects, for the twelve months ended March 31, 2008, aggregated approximately $1.4 million. Research and development expenditures for the twelve month period ending March 31, 2009 will be focused on: testing and validation costs associated with customer accreditation and product development for our polymer based Pleximer products and filled-tube applications with our joint development partners. The Company is seeking additional joint development partners in order to expand our product and industry applications and as these develop; our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement may include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. During the 12 months ending March 31, 2009, we anticipate that new joint development agreements will include funded research which will be used to offset our overall research and development costs.

Total research and development spending for the twelve month period ending March 31, 2009 reflects increases in capital expenditures compared to prior periods. Investments in capital assets in support of our research and development efforts is forecast to aggregate approximately $1,000,000 in the twelve month period ending March 31, 2009 as compared to $175,000 for the twelve month period ended March 31, 2008. The planned increase in capital equipment spending reflects management’s commitment to product characterization, development of new application areas and investment in establishing reliable sources of halloysite in anticipation of new product sales and introductions. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) commercial scale surface treatment processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, (v) precipitation testing, and (vi) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses

The cash requirements for general and administrative efforts for the twelve month period ending March 31, 2009 (including interest) are projected to be approximately $1,400,000. The cash needs projected for our general and administrative expenses for the twelve months ending March 31, 2009, are composed of (i) salaries, benefits and travel of $860,000, (ii) professional services of $145,000, (iii) office rental and facility costs of $60,000, (iv) investor relations and marketing of $205,000 and (v) all other costs of $130,000. Actual cash spending for general and administrative expenses incurred during the twelve months ended March 31, 2008 was approximately $1.2 million, excluding $346,000 of R&D tax rebates we received during such period. The planned increase reflects spending on marketing and public relations costs.

Employees

As of March 31, 2008 we employed a total of eleven full time employees. During the twelve months ending March 31, 2009, we anticipate adding an additional eleven full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our product developments increases and as our operating cash position allows. The cost of these incremental positions included in our forecast for the twelve months ended March 31, 2009 is $390,000, representing salaries and benefits.

Financing Activities

During the first quarter of 2007, the Company completed a private placement of $3,347,500 in the form of 8% Senior Secured Convertible Notes which, net of $97,500 cash fees paid at closing, provided working capital proceeds of $3,250,000, that enabled the Company to continue as a viable business through March 31, 2008.

We will need additional funding to execute the 2008 business plan and otherwise continue its operations. In light of this, management intends to seek additional sources of cash to be in place and available in the second quarter of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future undefined funding source in the amount of $5 million. We have no commitment for this future capital need and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

Cash Requirements and Liquidity

Our cash balance as of March 31, 2008 and projected cash outflows for the twelve-month period through March 31, 2009 are presented below.

Cash on hand at March 31, 2008		$268,000
Projected cash requirements for the twelve-month period ending March 31, 2009 :
Research and product development expenses	(1,570,000)
Capital expenditures for research and development	(1,000,000)
Collaborative research & licensing agreements	(250,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,400,000)
Interest and principal on convertible debt paid in common stock	-
Total estimated cash needs for the twelve month period ending March 31, 2009		(4,220,000)
Projected cash receipts as of March 31, 2009 on forecast product sales of $4.4 million		3,400,000
Estimated direct cost of materials for such sales		(1,400,000)
Anticipated financing required by 6/1/08, net of financing costs		5,000,000
Estimated cash balance on March 31, 2009		$3,066,000

The cash on hand as of March 31, 2008, along with measures we have taken to curtail cash use, is projected to be adequate to fund our current operations through May 31, 2008. Our average monthly cash usage for operating and investing activities has averaged $133,000 per month during the three months ended March 31, 2008, exclusive of the $244,000 of R&D tax rebates received during such period.

We estimate that it will need to raise additional capital of approximately $5 million by June 1, 2008 to accomplish its business objectives and otherwise continue its operations and will actively evaluate all funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

Our operating plan for the twelve months ending March 31, 2009 assumes revenue of $4.4 million for which $3.4 million in gross cash receipts would be realized. During the twelve months ended March 31, 2009, we will be required to spend $1.4 million to purchase the raw materials needed to support such sales. Further, our plan assumes that the holders of the 8% senior convertible debt securities will elect to exchange their debt securities for shares of our common stock when they become due and payable on March 7, 2009. If we are unable to achieve such sales, or unable to do so at the assumed margin, or if such debt holders do not elect to exchange the 8% senior convertible debt securities for common stock, we will likely require additional capital to fund our operations. We have no commitment for such capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. Insuch event, we fail to secure additional capital, we will be forced to curtail or discontinue our operations and cease to be a going concern.

Management Discussion and Analysis

General

NaturalNano, located in Pittsford, New York, had been a development stage company through March 31, 2008. The Company expects to begin reporting material revenues during the year ended December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. Our current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetics and personal care products,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

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

As of March 31, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $1 million. Future expenses will be recognized through 2010 for these options in accordance with the underlying vesting conditions of each grant.

Liquidity and Capital Resources

As of March 31, 2008, we had a cash balance of $267,898 and working capital deficit of $3,716,736, which reflects the 8% senior secured convertible notes being classified as a current liability as of such date, as further described in Notes 2 and 3 to the financial statements. We incurred a net loss for the three months ended March 31, 2008 of $1,583,503 and had a stockholders' deficiency of $2,402,737 at March 31, 2008. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations, to obtain additional financing and, ultimately, to attain successful operations.

In addition, management is currently assessing our operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is assessing the availability of additional debt and equity financing on terms that would be acceptable to us. In addition, recent successes in product testing for Pleximer and filled-tube applications are being leveraged in an attempt to increase revenues from sales.

We will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

We have incurred a loss from operations since its inception, December 22, 2004. Since inception our growth has been funded through a combination of convertible debt from private investors and from cash advances from our parent and majority owned shareholder Technology Innovations, LLC.

We have experienced an average monthly cash usage of approximately $43,000, net of the receipt of a $244,000 tax rebate from the State of New York and the deferral of approximately $135,000 of employee salaries, during the first three months of 2008. During the first three months of 2007, the Company experienced monthly cash use of approximately $221,000.

Comparison of Statement of Operations For the three months ended March 31, 2008 and 2007

Income

During the three months ended March 31, 2008, we recognized $2,950 of revenue from shipments of quantities of our Pleximer product for evaluation purposes, as compared to $0 in the same period of 2007. The cost of goods sold was $1,443 providing a gross margin of $1,507 for the three month period.

We expect that revenues and cost of goods sold will both increase in future periods. These revenues are expected to be generated through the sale of Pleximer related products as well as funding for development of specific applications for our proprietary halloysite technologies in the consumer products and other industries.

Operating Expenses

Total research and development expenses for the three months ended March 31, 2008 was $635,970 as compared to $586,019 for the three months ended March 31, 2007. The increase in spending on research and development was primarily due to (1) depreciation of purchased equipment and (2) increase in costs associated with the filing of patents, as follows:

	For the three months ended		Variance
	March 31,		favorable
	2008	2007	(unfavorable)
Depreciation	$24,700	$7,289	$(17,411)
Patent costs	39,972	146	(39,826)
All other	571,298	578,584	7,286
	$635,970	$586,019	$(49,951)

We expect that we will continue to invest in research and development and that our investment may increase during 2008 as we develop commercial applications for Pleximer and other potential applications for halloysite. No assurance can be given that such spending for research and development will result in increased revenue from the sale of Pleximer or any other application of halloysite.

Total general and administrative expenses for the three months ended March 31, 2008 was $361,153 as compared to $532,513 for the three months ended March 31, 2007. The decrease in spending on general and administrative was primarily due to the net effect of (1) an R&D tax rebate for which we qualified; (2) a reduction in stock option compensation expense realized due to vesting of grants during the period; offset by (3) an increase in salaries and benefits due to increasing employees from 2 to 4; and (4) increased amortization expense related to the license of patents for the Department of the Navy (see Note 5), as follows:

	For the three months ended		Variance
	March 31,		favorable
	2008	2007	(unfavorable)
State franchise tax expense (refund)	$(241,330)	$2,765	$244,095
Stock option compensation	206,741	262,005	55,264
Salary & Benefits	132,267	57,973	(74,294)
Amortization	33,288	8,288	(25,000)
All other	230,187	201,482	(28,705)
	$361,153	$532,513	$171,360

We expect that spending for general and administrative will be relatively constant in 2008, we will need to invest in marketing and sales, investor relations and will likely incur additional professional fees related to financing activities required if we succeed in obtaining the additional working capital needed to fund our operations.

Other income (expense)

Other expense was interest expense for the three months ended March 31, 2008 was $587,887 as compared to $158,248 for the three months ended March 31, 2007.

Interest is earned on cash balances held at certain financial institutions and we pay interest as part of our capital equipment leases arrangements; interest accrued for the 8% convertible note payable to TI, a related party, as described in Note 3 to the financial statements; and interest, debt accretion, amortization of deferred financing cost and adjustments to the registration rights liability related to the 8% senior secured convertible notes described in Note 2 to the financial statements. Interest expense and interest income were as follows:

	For the three months ended		Variance
	March 31,		favorable
	2008	2007	(unfavorable)
Interest earned on cash	$2,560	$8,621	$(6,061)
Interest paid on capital leases	(2,694)	—	(2,694)
Interest to TI note	(17,951)	(16,592)	(1,359)
Interest to 8% senior notes	(67,695)	(17,853)	(49,842)
Amortization of debt discount	(406,163)	(107,120)	(299,043)
Amortization of financing costs	(95,944)	(25,304)	(70,640)
	$(587,887)	$(158,248)	$(429,639)

Comparison of Liquidity and Capital for the three months ended March 31, 2008 and 2007

Operating activities

Net cash used in operating activities in the three months ended March 31, 2008 and 2007 were $129,221 and $661,935, respectively. The net loss generated in 2008 was $306,723 more than the prior period and non-cash items (depreciation, amortization, stock option vesting, warrant expense and stock issued for services) were $73,249 more than the prior period in 2007.

Non-cash expenses increased by $369,683 during the three months ended March 31, 2008 as compared to the same period of 2007 for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt. The amortization of the remaining $1,960,248 of debt discount and deferred financing costs will continue as non-cash expenses through March 2009.

The increase of accounts payable, payroll and other accrued expenses as of March 31, 2008 as compared to March 31, 2007 includes approximately $135,000 of deferred salaries and an increase of $48,000 in accounts payable and $98,000 increase in accrued expenses.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2008 and 2007 was $39,718 and $9,241, respectively. Our capital investments during 2008 were related to our research and development efforts.

The growth in the research and development capital assets reflects a $25,863 of leasehold improvements required to relocate our laboratory facility and $10,614 related to a capital lease agreement commencing in 2008 for improved feeder systems for our twin screw extruder equipment. This capital lease has a term of twenty-four months and includes a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $119,387 as of March 31, 2008 in connection with lease agreements.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2008 and 2007 was $31,897 and $3,314,584, respectively. The cash flows during 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, we also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On March 7, 2007 in connection with the Loan and Security Agreement with Platinum (see Note 2), TI agreed that, as long as any notes were outstanding under this agreement, TI would not demand repayment on its line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this, the borrowing has been reclassified as long term as of December 31, 2007, but as a current liability as of March 31, 2008.

During the three months ended March 31, 2008, we received net cash advances from affiliated entities for shared services agreements, of $53,207 and had net cash repayments of $74,816 for the same period of 2007. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our independent board members review all shared service agreements for commercially reasonable terms.

During the three months ended March 31, 2008, we made capital lease payments of $21,310. There were no capital leases outstanding as of March 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of  March 31, 2008.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Reader should refer to “Risk Factors”, which are incorporated herein by reference, found in our Annual Report of Form 10-KSB for the years ended December 31, 2007 and 2006 as filed with the Securities and Exchange Commission on April 9, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Second Amended and Restated Articles of Incorporation	(2)
3.2	By-laws	(3)

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)

10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)

10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and Natural Nano, Inc. dated December 7, 2007.	(43)

14.1	Code of Ethics for CEO and Senior Financial Officer	(44)

21.1	Subsidiaries	(45)

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 6, 2007.
3.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 3, 2002
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 15, 2008	/s/Cathy A. Fleischer
Cathy A. Fleischer, President

Date:	May 15, 2008	/s/Kent A. Tapper
Kent A. Tapper, CFO