Form 10-Q
period 2008-06-30
NaturalNano , Inc.
filed 2008-08-14
CIK 863895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	000-49901

NATURALNANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Schoen Place, Pittsford, NY	14534
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                      133,175,948 as of August 12, 2008

Table of Contents

PART I—FINANCIAL INFORMATION               1

Item 1. Financial Statements.	1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Note Regarding Forward-Looking Statements	13
Plan of operations for the period from July 1, 2008 through June 30, 2009	14
Management Discussion and Analysis	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4. Controls and Procedures.	22

PART II—OTHER INFORMATION                   22

Item 1. Legal Proceedings.	22
Item 1A. Risk Factors.	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3. Defaults Upon Senior Securities.	22
Item 4. Submission of Matters to a Vote of Security Holders.	22
Item 5. Other Information.	22
Item 6. Exhibits.	23

SIGNATURES                                                                             27

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2008	December 31,2007
Current assets:	(Unaudited)
Cash and cash equivalents	$249,446	$404,940
Halloysite and Pleximer inventory	18,893	27,149
Accounts receivable	65,339	6,500
Other current assets	62,796	125,445
Total current assets	396,474	564,034
Non-current assets:
Deferred financing costs, net	255,821	444,928
License, net of amortization	640,485	707,061
Property and equipment, net	561,382	517,943
Total non-current assets	1,457,688	1,669,932
Total Assets	$1,854,162	$2,233,966
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Accounts payable	$460,758	$345,479
Accrued payroll	363,639	58,801
Accrued expenses	129,629	143,522
Capital lease obligations-current	85,799	76,986
Patent license obligation-current	350,000	250,000
8% Senior secured convertible notes, net of $1,205,101 discount	2,142,399	—
Related party note payable	1,023,485	—
Due to related party	200,000	—
Deferred revenue	157,500	—
Registration rights liability	82,489	82,489
Due to related parties	105,350	56,206
Total current liabilities	5,101,048	1,013,483
Non-current liabilities:
Related party note payable	—	987,584
8% Senior secured convertible notes, net of $2,017,427 discount	—	1,330,073
Patent license obligation	100,000	200,000
Capital lease obligations	11,246	38,945
Other long term liabilities	33,454	31,034
Total Liabilities	5,245,748	3,601,119
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized, none issued
Common Stock - $.001 par value 300 million authorized, issued and outstanding 130,490,233 and 122,880,740, respectively	130,490	122,881
Additional paid in capital	16,884,291	15,907,241
Accumulated deficit	(20,406,367)	(17,397,275)
Total stockholders' deficiency	(3,391,586)	(1,367,153)
Total liabilities and stockholders' deficiency	$1,854,162	$2,233,966

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended		From inception:
	June 30,		June 30,		December 22, 2004
	2008	2007	2008	2007	to June 30, 2008
Income:
Revenue	$123,975	$3,250	$126,925	$3,250	$157,675
Cost of goods sold	41,311	—	42,754	—	42,754
Gross profit	$82,664	$3,250	$84,171	$3,250	$114,921
Operating expenses:
Research and development (a)	304,504	470,585	940,474	1,056,604	5,666,927
General and administrative (a)	466,669	518,036	827,822	1,050,549	8,635,143
Write down of prepaid inventory	—	—	—	—	249,650
	771,173	988,621	1,768,296	2,107,153	14,551,720

Loss from Operations	(688,509)	(985,371)	(1,684,125)	(2,103,903)	(14,436,799)

Other income (expense):
Interest (expense) income, net	(737,080)	(559,957)	(1,324,967)	(718,205)	(3,195,590)
Income from cooperative research project	—	—	—	—	180,000
Gain (loss) on warrant	—	—	—	—	326,250
Financing fees	—	—	—	—	(3,280,228)
	(737,080)	(559,957)	(1,324,967)	(718,205)	(5,969,568)
Net loss	$(1,425,589)	$(1,545,328)	$(3,009,092)	$(2,822,108)	$(20,406,367)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	126,229,721	121,895,136	124,811,615	121,803,462

(a) Stock based compensation expense included in the Statement of Operations are as follows:
- Research and development expense of $23,437 and $288,205 for the three and six months ended June 30, 2008, respectively and, $96,166 and $352,061 for the three and six months ended June 30, 2007, respectively.
- General and administrative expense of $66,547 and $273,287 for the three and six months ended June 30, 2008, respectively and, $160,598 and $422,602 for the three and six months ended June 30, 2007, respectively.

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

(unaudited)

				Deficit
			Additional	Accumulated	Stockholders’
	Common Stock		Paid-in	in Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000	$80,000	$—	$100,000
Net loss from inception to 12/31/04				(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	20,000	80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services			273,442		273,442
Vesting of stock options granted			270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939	4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821	(79,821)		—
Net loss for the year ended 12/31/05				(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	120,760	4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200	289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61	87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54	82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)	(83,800)		(84,000)
Vesting of stock options granted			2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share			3,006,786		3,006,786
200,000 shares at $0.28 per share			32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826	40,474		41,300
Net loss for the year ended 12/31/06				(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	121,701	11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants			3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs			501,018		501,018
240,741 shares at $0.26 per share for services			50,767		50,767
Vesting of stock options granted			912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160	57,440		57,600
$0.10 per share	340,000	340	33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680	33,320		34,000
Net loss for the year ended 12/31/07				(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	122,881	15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted			561,492		561,492
Grant of common stock for services @:
$0.10 per share	360,000	360	35,640		36,000
$0.06 per share	162,000	162	10,008		10,170
$0.05 per share	480,000	480	23,520		24,000
Fair market value of warrant issued as interest			6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607	339,900		346,507

Net loss for the six months ended 6/30/08				(3,009,092)	(3,009,092)
Balance at June 30, 2008	130,490,233	$130,490	$16,884,291	$(20,406,367)	$(3,391,586)

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			From inception:
	For the six months ended		December 22, 2004
	June 30,		to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(3,009,092)	$(2,822,108)	$(20,406,367)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	124,224	41,331	342,368
Amortization of discount on convertible notes	812,326	513,283	2,142,399
Amortization of deferred financing costs	191,888	121,248	506,078
Vesting of stock options	561,492	774,663	4,714,539
Issuance of warrants	3,709	—	3,367,164
Issuance of stock for services	70,170	—	104,170
Issuance of stock for interest	346,507		346,507
Receipt of and gain on Atlas Mining warrant	—	—	(506,250)
Loss (gain) on disposal of asset	—	6,009	(918)
Deferred rent	5,420	—	14,454
Changes in operating assets and liabilities:	—	—	—
Decrease in inventory	8,256	—	(18,893)
Decrease (increase) in accounts receivable and other current assets	3,810	(36,841)	(116,007)
Increase (decrease) in accounts payable,
accrued payroll and accrued expenses	406,224	(169,822)	1,124,128
Increase in deferred revenue	157,500	—	157,500
Decrease in other liability	(3,000)	614	19,000
Net cash used in operating activities	(320,566)	(1,571,623)	(8,210,128)
Cash flows from investing activities:
Purchase of property and equipment	(76,322)	(134,198)	(503,918)
Proceeds from sale of property and equipment	—	—	2,937
Purchase of license	—	—	(150,000)
Proceeds from sale of Atlas Mining warrant	—	—	506,250
Net cash used in by investing activities	(76,322)	(134,198)	(144,731)
Cash flows from financing activities:
Proceeds from convertible notes	—	3,250,000	7,406,000
Advances on related party line of credit	—	300,000	900,000
Amounts received from related party	200,000	—	200,000
Advances from related parties	108,578	234,297	1,304,939
Repayment of amounts due to related parties	(23,532)	(297,172)	(1,076,103)
Repayment of capital lease obligations	(43,652)	(3,570)	(81,692)
Payment of registration rights damages	—	—	(63,539)
Deferred financing costs	—	(160,600)	(160,600)
Issuance of common stock	—	—	100,000
Proceeds from exercise of stock options	—	3,500	75,300
Net cash provided by financing activities	241,394	3,326,455	8,604,305
Increase (decrease) in cash and cash equivalents	(155,494)	1,620,634	249,446
Cash and cash equivalents at beginning of period	404,940	139,638	—
Cash and cash equivalents at end of period	$249,446	$1,760,272	$249,446

(continued on next page)

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited - continued)

			From inception:
	For the six months ended		December 22, 2004
	June 30,		to June 30,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,529		$140,495

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$6,490	$501,018	$507,508
Note issued in consideration of deferred financing costs		$97,500	$97,500
Allocation of proceeds from discount on notes payable and warrants grants		$3,347,500	$3,347,500
Registration rights liability		$133,900	$164,978
Capital lease obligations	$24,765	$153,971	$178,737
Common stock issued for:
Convertible notes			$4,156,000
Property and equipment		$57,600	$115,600
Services			$112,102
Acquisition of license settled through issuance
of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled in
connection with license agreement			$(84,000)

See notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NaturalNano, Inc. for the three and six months ended June 30, 2008 and 2007

1) PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to be consistent with current period presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

NaturalNano, located in Pittsford, New York, has been a development stage company through June 30, 2008. The Company expects to begin reporting material revenues during the year ending December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetics and personal care products,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2008 of $3,009,092 and had negative working capital of $4,704,574 and a stockholders' deficiency of $3,391,586 at June 30, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As of July 31, 2008 the Company had a commitment for $170,000 of working capital and were continuing negotiations for the additional funds needed to implement its operating plan (See Note 7). No commitment for such additional capital has been obtained and no assurance can be given that such additional capital will be available on terms acceptable to the Company, or at all. If the Company fails to secure additional capital, it will be forced to curtail or discontinue its operations.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

The Company has incurred $20,406,367 of loss from operations since its inception, December 22, 2004. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its parent and majority owned shareholder Technology Innovations, LLC.

The Company has experienced an average monthly cash usage of approximately $54,000, which includes the receipt of $244,000 tax rebate from the State of New York and the deferral of approximately $278,000 of employee salaries, during the first six months of 2008. During the first six months of 2007, the Company experienced monthly cash use of approximately $262,000.

Due to Related Party

On June 6, 2008 the Company received $200,000 under a promissory note. Such note did not bear any interest and was repaid on July 17, 2008 following the collection of certain receivables. The note had an attached 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share. The Company valued such warrant at $6,490 as of June 30, 2008. During the six months ended June 30, 2008, $3,709 was realized as additional interest related to this warrant, the balance of $2,781 has been recorded as deferred financing costs. All remaining amounts attributed to this warrant will be recorded as interest expense in July 2008.

Tax Rebate from the State of New York

During the six months ended June 30, 2008 the Company received a QETC Facilities, Operations, and Training tax rebate from the State of New York of $244,000 related to 2006 which was recorded as a reduction in general and administrative expenses. The 2007 rebate has been applied for and will be recorded when approved and received.

Revenue Recognition

We have earned nominal operating revenue since our inception (December 22, 2004). This revenue was generated from funded development or the delivery of Pleximer and sample products specifically for customer applications in various industries in connection with product development evaluations and as such are considered operating revenue for financial reporting purposes. We earn and recognize such revenue to the extent such development activities are completed or when the shipment of the sample products has occurred.

Property and Equipment and Capital Lease Agreements

Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets. Costs of internally developed intellectual property rights with indeterminate lives are expensed as incurred. Amounts reported include $125,966 of non-depreciating assets related to leasehold improvements and equipment purchases that have not been placed in service as of June 30, 2008.

During the first six months of 2008, the Company entered into one capital lease obligation totaling $24,766 for laboratory equipment. Assets under capital lease have been included in property and equipment.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. As of June 30, 2008 and 2007 there were 63,659,404 and 59,436,164 shares, respectively, underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. 8% SENIOR CONVERTIBLE DEBT

On March 7, 2007, we entered into a Loan and Security Agreement for $3,347,500 (the “Notes”) with Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. and Platinum Advisors, LLC (collectively “Platinum”). As of June 30, 2008 the shares underlying the Notes represent an aggregate of 15,215,909 common shares issuable upon the conversion of the principal amount of the Notes at the fixed conversion price of $0.22 per share.

Because the term of the Notes ends on March 7, 2009, as of December 31, 2007, the condensed consolidated balance sheet reflects a long term liability of $1,330,073 for the Notes, net of $2,017,427 of discount for warrants to purchase 25,106,254 shares of the Company’s common stock for a weighted average price of $0.28 per share issued to Platinum related to the Notes. As of June 30, 2008 the condensed consolidated balance sheet reflects a current liability of $2,142,399 for the Notes, net of $1,205,101 of discount as of that date.

During the six months ended June 30, 2008 and 2007, the Company recorded $812,326 and $513,283, respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

In May 2008 we issued an aggregate of 1,190,225 shares of our common stock to Platinum in satisfaction of $133,900 of interest due on the Notes. We were advised by Platinum that they believed our calculation of the number of shares required to be issued in satisfaction of such interest was incorrect. On June 2, 2008, we issued an aggregate of 5,417,268 shares of common stock, of which 2,618,197 was for satisfaction of $133,528 of interest due on June 1, 2008 and 2,799,071 shares to settle the disputed amount of $79,079 for the six month period ended March 1, 2008.

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

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bear interest at the rate of 8% per annum. The Agreement contains conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement are to be used for general working capital needs. As of June 30, 2008 and 2007, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement was originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the Notes (see Note 2), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes.

Because the term of the Note ends on March 7, 2009, as of December 31, 2007, the condensed consolidate balance sheet reflects a long term liability of $987,584 pursuant to the Line of Credit consisting of $900,000 of principal and $87,584 of accrued interest. As of June 30, 2008 the condensed consolidated balance sheet reflects a current liability of $1,023,485 pursuant to the Line of Credit Agreement consisting of $900,000 of principal and $123,485 of accrued interest.

4. INVENTORY AND TRANSACTIONS WITH ATLAS MINING COMPANY

During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of June 30, 2008, the $18,893 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be fully utilized in 2008.

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

The License Agreement provides for a license issue fee of $500,000 to be fully paid by December 31, 2009 and royalties of 5% of net sales, subject to certain minimum royalty payments. As of June 30, 2008, the Company has paid $50,000 of this obligation.

The License Agreement provides that the Company may sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The $500,000 license issue fee will be amortized over the 5 year term of the license agreement on a straight-line basis. As of June 30, 2008, the net value of the Navy License was $425,000. Future royalty payments resulting from this agreement will be expensed as incurred. During the three and six months ended June 30, 2008, $25,000 and $50,000, respectively, of amortization expense was recognized for this license agreement.

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

The license was recorded as a non-current asset and is amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. As of June 30, 2008 the net value of the Ambit License was $215,485. Future royalty payments resulting from this agreement will be expensed as incurred. Amortization expense of $8,288 was recognized for this license agreement in the three months ended June 30, 2008 and 2007. Amortization expense of $16,576 was recognized for this license agreement in the six months ended June 30, 2008 and 2007.

6. STOCKHOLDERS EQUITY, STOCK OPTIONS, WARRANTS AND CONVERTIBLE DEBT

As of June 30, 2008 the Company was authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2008, the Company had 130,490,233 shares of common stock issued and outstanding and had not issued any preferred stock.

Common Stock Issuances

In January 2008 the Company issued 360,000 shares of its common stock as part of a 700,000 share obligation to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company between October 2007 and February 2008. The Company issued 340,000 shares of common stock for such obligation in 2007 which was valued at $34,000 as of December 31, 2007. The aggregate of 700,000 shares of common stock issued and received in connection with this transaction has been valued at $70,000 based on the market price of the Company’s common stock as of February 29, 2008 being when the required performance by the attorney was complete, therefore the Company valued the 360,000 shares issued at $36,000.

In February 2008, the Company issued 150,000 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company upon filing of the complaint against Atlas Mining Company (see Note 4). As of June 30, 2008, the 150,000 shares were valued at $9,450 based on the market price of the Company’s common stock as of June 30, 2008 and will be revalued and charged against the liability accrued as of December 31, 2007, when the required performance by the attorney is complete. Any amount in excess of the accrued liability will be charged to operations.

In March 2008 the Company issued 480,000 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between March 2008 and June 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction has been valued at $24,000 based on the market price of the Company’s common stock as of June 30, 2008 and will be revalued and charged to operations, when the required performance by the attorney is complete.

In March 2008 the Company issued 12,000 shares of its common stock to Everblak, Inc. in settlement of a liability accrued for services to be received by the Company between November 2007 and March 2008. The common stock issued and received in connection with this transaction has been valued at $720 based on the market price of the Company’s common stock as of April 10, 2008, when the shares were delivered and the required performance by Everblak, Inc. was complete.

During the six months ended June 2008, the Company issued an aggregate of 6,607,493 shares of its common stock in satisfaction of interest obligations to its senior debt holders (see Note 2).

In July 2008 the Company issued 685,715 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between July 2008 and August 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction will be valued based on the market price of the Company’s common stock as of August 31, 2008 charged to operations, when the required performance by the attorney is complete.

In August 2008, the Company issued 2,000,000 shares of its common stock to Sichenzia Ross Friedman and Ference for retention of legal services related to the efforts of the Company to secure financing as discussed in Note 7.

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

On June 6, 2008 the Company received $200,000 under a promissory note and issued a 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share, the Company valued such warrant at $6,490 as of June 30, 2008. During the six months ended June 30, 2008, $3,709 was realized as additional interest related to this warrant, the balance of $2,781 has been recorded as deferred financing costs. All remaining amounts attributed to this warrant will be recorded as interest expense in July 2008.

As of June 30, 2008 and December 31, 2007, the Company had the following options, warrants and convertible debt outstanding:

	As of June 30, 2008		As of December 31, 2007
	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock
Incentive stock plans	22,696,500	$0.18	18,479,000	$0.20
Warrants	25,746,995	0.28	25,546,995	0.27
Convertible debt	15,215,909	0.22	15,215,909	0.22
Total	63,659,404	$0.23	59,241,904	$0.24

For the three months ended June 30, 2008 and 2007, the Company recorded $89,983 and $256,764 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans. For the six months ended June 30, 2008 and 2007, the Company recorded $561,492 and $774,663 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans.

As of June 30, 2008, the Company had 10,482,500 stock options outstanding under the Company’s 2007 Plan. On June 30, 2008 the options outstanding and exercisable under the 2007 Plan had a weighted exercise price of $0.13 per share and had no intrinsic value at June 30, 2008. No option grants made in connection with the 2007 Plan were exercised and 200,000 stock options were cancelled during the six months ended June 30, 2008. As of June 30, 2008 the 2007 Plan had 5,515,500 option shares available for future grant.

During the six months ended June 30, 2008, the Company granted 4,475,000 stock options from the 2007 Plan. These option grants included 4,305,000 shares vested upon the date of grant, with five year terms, exercise price range of $0.10 and $0.11 per share and grant date fair values between $0.08 and $0.09 per share. The vesting schedule for these options includes vesting dates through December 31, 2008. The fair market value of these options was determined at the date of grant utilizing the Black-Scholes model, as described below.

As of June 30, 2008, the Company had 12,124,000 stock options outstanding under the Company’s 2005 Plan. On June 30, 2008 the options outstanding and exercisable under the 2005 Plan had a weighted exercise price of $0.18 per share and had no intrinsic value at June 30, 2008. No option grants made in connection with the 2005 Plan were exercised and 20,000 stock options were cancelled during the six months ended June 30, 2008. As of June 30, 2008 the 2005 Plan had 30,000 option shares available for future grant.

In July 2008, the Company granted 2,070,000 options from the 2007 Plan. 350,000 of such options were to directors of the Company for their service in through June 30, 2009 and will fully vest on that date. 1,720,000 of such options were to management and key employees who have agreed to defer a portion of their salary through September 30, 2008 and vested immediately.

In addition to options granted under the Company’s 2005 and 2007 Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. At June 30, 2008 there was no intrinsic value of these outstanding options.

The fair value of the stock options granted to consultants has been recorded as an expense of $4,643 and $28,872 for the three and six months ended June 30, 2008, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the

Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	June 30, 2008	June 30, 2007
Risk-free interest rate	2.5-3.7%	4.9-5.0%
Expected life in years	4.1-8.9	4.4-9.7
Weighted average expected stock volatility	115 to 123%	108%
Expected dividends	zero	zero

As of June 30, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $896,000. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

7. SUBSEQUENT EVENTS

On August 4, 2008, the Company made and delivered to Platinum Long Term Growth IV, LLC (“Platinum”) an 8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000 (the “Platinum Note”) and made and delivered to Longview Special Financing Inc. (“Longview”) an 8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000 (the “Longview Note” and, collectively with the Platinum Note, the “New Notes”). Interest is payable quarterly under the New Notes on the first day of May, August, November and February of each year, with the first interest payment being due and payable on November 1, 2008.

The New Notes permit the Company to pay interest in cash or in common stock of the Company in accordance with a formula contained in the New Notes. Additionally, the New Notes are convertible by the holder of the New Notes into common shares of the Company at the conversion price of $0.005 per share. The conversion provisions of the New Notes contain customary anti-dilution provisions and otherwise are on substantially the same terms as the notes made by the Company, and secured by the same collateral covered by the Loan and Security Agreement entered into by the Company, for the benefit of Platinum and Longview on March 6, 2007.

The Company, Platinum and Longview have agreed to begin discussions regarding possible additional financing to be provided by them (or their affiliates) to the Company, without there being any binding agreement at this time to provide any such additional financing.

Additionally, on August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, Technology Innovations, LLC (“TI”), the Company’s majority shareholder agreed (x) to sell its common share holdings in the Company at the direction of the Company for the sum of $1000, and (y) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”). In consideration for the cancellation of the debt, the Company has agreed to issue to TI a warrant to purchase up to 4.99% of the Company’s common stock on terms more particularly set forth in the agreement with TI.

At such time as the Company directs TI to transfer its common share holdings in the Company pursuant to such agreement, there will be a change of control of the Company.

The New Notes have the effect of triggering the price adjustments in all the convertible securities to the holders of the senior debt (see Note 2). Consequently, the Company may not have sufficient common shares authorized for issuance in the event of the conversion of all of our outstanding convertible securities. Accordingly, we plan to increase the number of shares of common stock authorized as soon as practicable.

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

Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and our Quarterly Report on Form 10-Q for the period ended March 31, 2008 and our other filings with the Securities and Exchange Commission, all of which are available on Edgar.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

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

Plan of operations for the period from July 1, 2008 through June 30, 2009

Milestones Anticipated for the Twelve Month Period Ending June 30, 2009

•	Establishment of funded joint development agreements that will identify and develop additional applications for Pleximer and commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer and nanotube technology advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple products.
•	Achieve and grow revenue through by establishing supply agreements for Pleximer, filled-tube applications and funded joint developments.
•	Continue validation testing in support of advanced property enhancements to broaden our customer base.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Twelve Month Period ending June 30, 2009

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

During the three and six months ended June 30, 2008, research and development resources were used to support revenue generating activities. To the extent such resources are used to generate revenues, such costs will be reported as cost of goods sold.

For the twelve months ending June 30, 2009 we forecast spending $1,030,000 in support of our research and development programs and an additional $700,000 for investments in capital assets in the research and development area and approximately $250,000 in licensing fees required under existing licensing agreements.

The cash requirements for our research and development programs for the twelve months ending June 30, 2009 are summarized below.

Cash Requirements for Research and Development	For the twelve months ending June 30, 2009

Research and development team, including salaries, benefits and travel for staff and full-time consultants	$721,000
Professional and technical consultants and advisors	164,000
Laboratory testing, materials, supplies, safety and other	78,000
Facility leases	67,000

Research and product development expenditures	$1,030,000

Our cash spending for research and development projects, for the twelve months ended June 30, 2008, aggregated approximately $1.3 million. Research and development expenditures for the twelve month period ending June 30, 2009 will be focused on: testing and validation costs associated with customer accreditation and product development for our polymer based Pleximer products and filled-tube applications with our joint development partners. The Company is seeking additional joint development partners in order to expand our product and industry applications and as these develop; our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement may include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. During the 12 months ending June 30, 2009, we anticipate that new joint development agreements will include funded research which will be used to offset our overall research and development costs.

Total research and development spending for the twelve month period ending June 30, 2009 reflects increases in capital expenditures compared to prior periods. Investments in capital assets in support of our research and development efforts is forecast to aggregate approximately $700,000 in the twelve month period ending June 30, 2009 as compared to $137,000 for the twelve month period ended June 30, 2008. The planned increase in capital equipment spending reflects management’s commitment to product characterization, development of new application areas and investment in establishing reliable sources of halloysite in anticipation of new product sales and introductions. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) commercial scale surface treatment processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools, (iv) laboratory expansion, and (v) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses

The cash requirements for general and administrative efforts for the twelve month period ending June 30, 2009 (including interest) are projected to be approximately $1,200,000. The cash needs projected for our general and administrative expenses for the twelve months ending June 30, 2009, are composed of (i) salaries, benefits and travel of $863,000, (ii) professional services of $199,000, (iii) office rental and facility costs of $46,000, (iv) investor relations and marketing of $172,000 and (v) all other costs of $169,000, which is expected to be offset by the receipt of a $250,000 tax rebate related to 2007. Actual cash spending for general and administrative expenses incurred during the twelve months ended June 30, 2008 was approximately $1 million, including $346,000 of tax rebates related to 2005 and 2006 that we received during such period. The planned increase reflects spending on marketing and public relations costs.

Employees

As of June 30, 2008 we employed a total of eleven full time employees. During the twelve months ending June 30, 2009, we anticipate adding an additional seven full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our product developments increases and as our operating cash position allows. The cost of these incremental positions included in our forecast for the twelve months ended June 30, 2009 is $160,000, representing salaries and benefits for the portion of the 12 month period they are expected to be employed.

Financing Activities

During the first quarter of 2007, the Company completed a private placement of $3,347,500 in the form of 8% Senior Secured Convertible Notes which, net of $97,500 cash fees paid at closing, which combined with the tax rebates received of $346,000, cash receipts on revenue or deferred revenue of $219,000 and $200,000 in short term receivables financing has provided working capital proceeds of $4,015,000, that enabled the Company to continue as a viable business through June 30, 2008.

We will need additional funding to execute the 2008 business plan and otherwise continue our operations. In light of this, management intends to seek additional sources of cash to be in place and available in the third quarter of 2008. Our 2008 business plan anticipates the receipt of net proceeds from a future funding source in the amount of $2 million.

As of July 31, 2008 we had a commitment for $170,000 of such working capital and were continuing negotiations for the additional funds needed. See Part II, Item 5. Other Information. No commitment for such additional capital has been obtained and no assurance can be given that such additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations.

Cash Requirements and Liquidity

Our cash balance as of June 30, 2008 and projected cash outflows for the twelve-month period through June 30, 2009 are presented below.

Cash on hand at June 30, 2008		$250,000
Projected cash requirements for the twelve-month period ending June 30, 2009 :
Research and product development expenses	(1,030,000)
Capital expenditures for research and development	(700,000)
Collaborative research & licensing agreements	(250,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,200,000)
Interest and principal on convertible debt paid in common stock	-
Total estimated cash needs for the twelve month period ending June 30, 2009		(3,180,000)
Projected cash receipts as of June 30, 2009 on forecast product sales of $2.5 million		2,000,000
Estimated direct cost of materials for such sales		(280,000)
Anticipated financing required by 12/31/08, net of financing costs		2,000,000
Estimated cash balance on June 30, 2009		$790,000

Our average monthly cash usage for operating and investing activities has averaged $107,000 per month during the six months ended June 30, 2008, exclusive of the $244,000 of tax rebates received during such period.

We estimate that we will need to raise additional capital of approximately $2 million by December 31, 2008 to accomplish our business objectives and otherwise continue our operations and will actively evaluate all funding options including additional offerings of our securities to private and institutional investors and other credit facilities as they become available. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations.

Our operating plan for the twelve months ending June 30, 2009 assumes revenue of $2.5 million for which $2 million in gross cash receipts would be realized during that period. During the twelve months ended June 30, 2009, we will be required to spend approximately $280,000 to purchase the raw materials needed to support the portion of such sales which are for Pleximer related products. Further, our plan assumes that the holders of the 8% senior convertible debt securities will elect to exchange their debt securities for shares of our common stock when they become due and payable on March 7, 2009 or extend such debt. If we are unable to achieve such sales, or unable to do so at the assumed margin, or if such debt holders do not elect to extend or exchange the 8% senior convertible debt securities for common stock, we will likely require additional capital to fund our operations.

As of July 31, 2008 we had a commitment for $170,000 of such working capital and were continuing negotiations for the additional funds needed. See Part II, Item 5. Other Information. No commitment for such additional capital has been obtained and no assurance can be given that such additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations.

Management Discussion and Analysis

General

NaturalNano, located in Pittsford, New York, had been a development stage company from its inception through June 30, 2008. The Company expects to begin reporting material revenues during the year ended December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. Our current activities are directed toward research, development, production and marketing of our proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites to provide stronger, lighter and less expensive materials,
•	cosmetics and personal care products utilizing filled nanotube technology for extended release of fragrances or other active agents,
•	household products utilizing filled nanotube technology for extended release of fragrances or other active agents and
•

agrichemical products utilizing filled nanotube technology for extended release of pesticides or herbicides or other active agents resulting in the use lower concentrations of active ingredients and achieving longer lasting treatment.

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

Revenue Recognition

We have earned nominal operating revenue since our inception (December 22, 2004). This revenue was generated from funded development or the delivery of Pleximer and sample products specifically for customer applications in various industries in connection with product development evaluations and as such are considered operating revenue for financial reporting purposes. We earn and recognize such revenue to the extent such development activities are completed or when the shipment of the sample products has occurred.

Deferred Revenue

Deferred revenue consists of amounts received by us in cash or receivables which cannot yet be recognized as revenue to the extent that further performance obligations still remain as of the end of the period presented.

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

As of June 30, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $1 million. Future expenses will be recognized through 2010 for these options in accordance with the underlying vesting conditions of each grant.

Liquidity and Capital Resources

As of June 30, 2008, we had a cash balance of $249,446 and working capital deficit of $4,704,574, which reflects the 8% senior secured convertible notes and the related party note payable being classified as a current liability as of such date, as further described in Notes 2 and 3 to the financial statements. We incurred a net loss for the six months ended June 30, 2008 of $3,009,092 and had a stockholders' deficiency of $3,391,586 at June 30, 2008. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

On June 6, 2008 we received $200,000 under a promissory note. Such note did not bear any interest and was repaid on July 17, 2008 following the collection of certain receivables. The note had an attached 5 year warrant to purchase 200,000 shares of our common stock for $0.33 per common share, we valued such warrant at $6,490 as of June 30, 2008. During the six months ended June 30, 2008, $3,709 was realized as additional interest related to this warrant, the balance of $2,781 has been recorded as deferred financing costs. All remaining amounts attributed to this warrant will be recorded as interest expense in July 2008.

As of July 31, 2008 we had a commitment for $170,000 of working capital and were continuing negotiations for the additional funds needed to implement our operating plan. See Part II, Item 5. Other Information. No commitment for such additional capital has been obtained and no assurance can be given that such additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations.

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

We have incurred a loss from operations since inception, December 22, 2004. Since inception our growth has been funded through a combination of convertible debt from private investors and from cash advances from our parent and majority owned shareholder Technology Innovations, LLC.

We have experienced an average monthly cash usage of approximately $54,000, which includes the receipt of a $244,000 tax rebate from the State of New York and the deferral of approximately $278,000 of employee salaries, during the first six months of 2008. During the first six months of 2007, the Company experienced monthly cash usage of approximately $262,000.

Comparison of Statement of Operations For the three and six months ended June 30, 2008 and 2007

Income

During the three and six months ended June 30, 2008, we recognized revenue of $123,975 and $126,925, respectively, as compared to $3,250 in the same periods of 2007. For the three and six months ended June 30, 2008, this revenue consisted of $46,175 and $47,875, respectively, from shipments of quantities of our Pleximer product and $77,800 and $79,050, respectively, for funded development. The cost of goods sold during the three and six months ended June 30, 2008 was $41,311 and 42,754, respectively, providing a gross margin of $82,664 and $84,171 for the same respective periods.

We expect that revenues and cost of goods sold will both increase in future periods. These revenues are expected to be generated through the sale of Pleximer related products as well as funding for development of specific applications for our proprietary halloysite technologies in the consumer products and other industries.

Operating Expenses

Total research and development expenses for the three and six months ended June 30, 2008 were $304,504 and $940,474 as compared to $470,585 and $1,056,604 for the same respective periods of 2007. The decrease in spending on research and development was primarily due to the allocation of a portion of research and development expenses directly related to the generation of revenue as well as decreases in consulting services used, equipment costs, salaries due to the reduction of employees from 9 to 6 and stock option compensation expense realized due to vesting of grants during the periods net of increases in depreciation and patent costs, as follows:

	For the three months ended		Variance	For the six months ended		Variance
	June 30,		favorable	June 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Consulting Services	$40,163	$120,260	$80,097	$120,987	$224,762	$103,775
Depreciation	24,700	14,963	(9,737)	49,400	22,252	(27,148)
Equipment Costs	(3,024)	14,818	17,842	2,313	22,848	20,535
Patents	76,609	12,626	(63,983)	124,470	12,772	(111,698)
Salaries	113,379	127,158	13,779	246,234	267,538	21,304
Stock option compensation	23,437	96,166	72,729	288,205	352,061	63,856
Allocation to cost of goods	(38,010)		38,010	(38,010)	—	38,010
All other	67,250	84,594	17,344	146,875	154,371	7,496
	$304,504	$470,585	$166,081	$940,474	$1,056,604	$116,130

We expect that we will continue to invest in research and development and that our investment may increase during 2008 as we develop commercial applications for Pleximer and other potential applications for halloysite to the extent that such development activities are not directly offset by revenue. No assurance can be given that such spending for research and development will result in increased revenue from the sale of Pleximer or any other application of halloysite.

Total general and administrative expenses for the three and six months ended June 30, 2008 were $466,669 and $827,822, respectively, as compared to $518,036 and $1,050,549 for the same respective periods of 2007. The decrease in spending on general and administrative was primarily due to a 2006 R&D tax rebate for which we qualified and the decrease of professional fees related to the registration of securities related to the 8% senior secured notes (see Note 2 to the financial statements) and stock option compensation expense realized due to vesting of grants during the periods net of increases in salaries and benefits due to increasing employees from 2 to 4 and amortization expense related to the license of patents for the Department of the Navy (see Note 5 to the financial statements), as follows:

	For the three months ended		Variance	For the six months ended		Variance
	June 30,		favorable	June 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Amortization	$33,288	$8,288	$(25,000)	$66,576	$16,576	$(50,000)
Professional fees	100,000	131,091	31,091	210,200	222,341	12,141
Salaries	156,566	101,260	(55,306)	288,834	159,233	(129,601)
Stock option compensation	66,547	160,598	94,051	273,287	422,603	149,316
State Tax	88	550	462	(241,242)	3,315	244,557
All other	110,180	116,249	6,069	230,167	226,481	(3,686)
	$466,669	$518,036	$51,367	$827,822	$1,050,549	$222,727

We expect that spending for general and administrative will be relatively constant in 2008, we will need to invest in marketing and sales, investor relations and will likely incur additional professional fees related to financing activities required if we succeed in obtaining the additional working capital needed to fund our operations.

Other income (expense)

Other expense was interest expense for the three and six months ended June 30, 2008 which was $737,080 and $1,324,967, respectively, as compared to $559,957 and $718,205 for the same respective periods of 2007.

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

	For the three months ended		Variance	For the six months ended		Variance
	June 30,		favorable	June 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Interest earned on cash	$637	$28,250	$(27,613)	$3,197	$36,870	$(33,673)
Interest paid on capital leases	(2,834)	(454)	(2,380)	(5,529)	(454)	(5,075)
Interest to TI note	(17,951)	(17,951)	—	(35,901)	(34,542)	(1,359)
Interest to 8% senior notes	(211,116)	(67,695)	(143,421)	(278,811)	(85,548)	(193,263)
Accretion of debt	(406,163)	(406,163)	—	(812,326)	(513,283)	(299,043)
Interest on financed receivables	(3,709)	—	(3,709)	(3,709)	—	(3,709)
Amortization of financing costs	(95,944)	(95,944)	—	(191,888)	(121,248)	(70,640)
	$(737,080)	$(559,957)	$(177,123)	$(1,324,967)	$(718,205)	$(606,762)

Comparison of Liquidity and Capital for the six months ended June 30, 2008 and 2007

Operating activities

Net cash used in operating activities in the six months ended June 30, 2008 and 2007 were $320,566 and $1,571,623, respectively. The net loss generated in 2008 was $186,984 more than the prior period and non-cash items (depreciation, amortization, stock option vesting, warrant expense and stock issued for services or interest) were $290,108 more than the prior period in 2007.

Non-cash expenses increased by $369,683 during the six months ended June 30, 2008 as compared to the same period of 2007 for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt. The amortization of the remaining $1,460,922 of debt discount and deferred financing costs will continue as non-cash expenses through March 2009.

The increase of accounts payable, payroll and other accrued expenses as of June 30, 2008 as compared to June 30, 2007 includes approximately $278,000 of deferred salaries, an increase of $115,000 in accounts payable and a decrease of $14,000 in accrued expenses.

The increase of $157,500 of deferred revenue as of June 30, 2008 as compared to June 30, 2007 includes amounts collected which are expected to be realized as revenue in future periods.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2008 and 2007 was $76,322 and $134,198, respectively. Our capital investments during 2008 were related to our research and development efforts.

The growth in the research and development capital assets reflects a $62,468 of leasehold improvements required to relocate our laboratory facility and $10,614 related to a capital lease agreement commencing in 2008 for improved feeder systems for our twin screw extruder equipment. This capital lease has a term of twenty-four months and includes a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $97,045 as of June 30, 2008 in connection with lease agreements.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2008 and 2007 was $241,394 and $3,326,455, respectively. The cash flow from financing activities during 2008 primarily reflects short term related party financing of $200,000 during June 2008.

The cash flows from financing activities during 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, we also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On March 7, 2007 in connection with the Loan and Security Agreement with Platinum (see Note 2), TI agreed that, as long as any notes were outstanding under this agreement, TI would not demand repayment on its line of credit, except as specifically permitted under the Loan and Security Agreement and in light of this, the borrowing has been reclassified as long term as of December 31, 2007, but as a current liability as of June 30, 2008.

During the six months ended June 30, 2008, we received net cash advances from affiliated entities for shared services agreements, of $85,046 and had net cash repayments of $62,875 for the same period of 2007. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our independent board members review all shared service agreements for commercially reasonable terms.

During the six months ended June 30, 2008, we made capital lease payments of $43,652 as compared to $3,570 for the same period of 2007.

We incurred cash expenses of $160,600 for fees and professional services in connection with the issuance in March 2007 of the 8% senior secured convertible debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Reader should refer to “Risk Factors”, which are incorporated herein by reference, found in our Annual Report of Form 10-KSB for the years ended December 31, 2007 and 2006 as filed with the Securities and Exchange Commission on April 9, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 4, 2008, NaturalNano, Inc. (the “Company”) made and delivered to Platinum Long Term Growth IV, LLC (“Platinum”) an 8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000 (the “Platinum Note”) and made and delivered to Longview Special Financing Inc. (“Longview”) an 8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000 (the “Longview Note” and, collectively with the Platinum Note, the “New Notes”). Interest is payable quarterly under the New Notes on the first day of May, August, November and February of each year, with the first interest payment being due and payable on November 1, 2008.

The New Notes permit the Company to pay interest in cash or in common stock of the Company in accordance with a formula contained in the New Notes. Additionally, the New Notes are convertible by the holder of the New Notes into common shares of the Company at the conversion price of $0.005 per share. The conversion provisions of the New Notes contain customary anti-dilution provisions and otherwise are on substantially the same terms as the notes made by the Company, and secured by the same collateral covered by the Loan and Security Agreement entered into by the Company, for the benefit of Platinum and Longview on March 6, 2007.

The Company, Platinum and Longview have agreed to begin discussions regarding possible additional financing to be provided by them (or their affiliates) to the Company, without there being any binding agreement at this time to provide any such additional financing.

Additionally, on August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, Technology Innovations, LLC (“TI”), the Company’s majority shareholder agreed (x) to sell its common share holdings in the Company at the direction of the Company for the sum of $1000, and (y) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”). In consideration for the cancellation of the debt, the Company has agreed to issue to TI a warrant to purchase up to 4.99% of the Company’s common stock on terms more particularly set forth in the agreement with TI.

On August 1, 2008, Technology Innovations, LLC (“TI”), the Company’s majority shareholder, agreed with the Company to sell all its equity interests in the Company at the direction of the Company for the sum of $1,000. At such time as the Company directs TI to transfer its common share holdings in the Company pursuant to such agreement, there will be a change of control of the Company.

The New Notes have the effect of triggering the price adjustments in all the convertible securities to the holders of the senior debt (See Note 2 to the financial statements). Consequently, the Company may not have sufficient common shares authorized for issuance in the event of the conversion of all of our outstanding convertible securities. Accordingly, we plan to increase the number of shares of common stock authorized as soon as practicable.

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Second Amended and Restated Articles of Incorporation	(2)
3.2	By-laws	(3)

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)

4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)

10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)

10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	**
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	**
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)

14.1	Code of Ethics for CEO and Senior Financial Officer	(44)

21.1	Subsidiaries	(45)

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 6, 2007.
3.	Incorporated by reference to Exhibit 3.2 to Form 10-SB filed July 3, 2002
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006

14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007

47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	August 14, 2008	/s/Cathy A. Fleischer
Cathy A. Fleischer, President

Date:	August 14, 2008	/s/Kent A. Tapper
Kent A. Tapper, CFO