Form 10-Q
period 2008-09-30
NaturalNano , Inc.
filed 2008-11-14
CIK 863895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2008

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	000-49901

NATURALNANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
832 Emerson St, Rochester, NY	14613
(Address of principal executive offices)	(Zip Code)

585-286-1836

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                  65,707,045as of November 13, 2008

Table of Contents

PART I—FINANCIAL INFORMATION                    1

Item 1. Financial Statements.	1
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Note Regarding Forward-Looking Statements	18
Plan of operations for the period from July 1, 2008 through June 30, 2009	19
Management Discussion and Analysis	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	27

PART II—OTHER INFORMATION                       28

Item 1. Legal Proceedings.	28
Item 1A. Risk Factors.	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities.	28
Item 4. Submission of Matters to a Vote of Security Holders.	29
Item 5. Other Information.	29
Item 6. Exhibits.	29

SIGNATURES                                                                                 34

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2008	December 31,2007
Current assets:	(Unaudited)
Cash and cash equivalents	$187,495	$404,940
Halloysite and Pleximer inventory	20,286	27,149
Accounts receivable	480	6,500
Other current assets	48,456	125,445
Total current assets	256,717	564,034
Non-current assets:
Deferred financing costs, net	242,042	444,928
License, net of amortization	607,197	707,061
Property and equipment, net	525,919	517,943
Total non-current assets	1,375,158	1,669,932
Total Assets	$1,631,875	$2,233,966

See notes to consolidated financial statements

(continued on next page)

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	September 30, 2008	December 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Deficiency
Liabilities
Current liabilities:
Accounts payable	$398,322	$345,479
Accrued payroll	435,687	58,801
Accrued expenses	299,476	143,522
Capital lease obligations-current	51,328	76,986
Patent license obligation-current	200,000	250,000
Deferred revenue	164,000	—
Registration rights liability	82,489	82,489
Due to related parties	62,835	56,206
Total current liabilities	1,694,137	1,013,483
Non-current liabilities:
Related party note payable	—	987,584
8% Senior secured convertible notes, net of $1,139,973 and $2,017,427 discount	2,597,527	1,330,073
Deferred tax liability	148,763	—
Patent license obligation	200,000	200,000
Capital lease obligations	23,374	38,945
Other long term liabilities	17,500	31,034
Total Liabilities	4,681,301	3,601,119
Stockholders’ Equity (Deficiency)
Series B Preferred – $.001 par value, convertible: authorized, issued and outstanding 750,000 with an aggregate liquidation preference of $1,500 in 2008	750	—
Series C Preferred – $.001 par value, convertible: authorized, issued and outstanding 4,250,000 with an aggregate liquidation preference $8,500 in 2008	4,250	—
Common Stock - $.001 par value 300 million authorized, issued and outstanding 64,607,045 and 122,880,740, respectively	64,607	122,881
Additional paid in capital	18,527,253	15,907,241
Accumulated deficit	(21,646,286)	(17,397,275)
Total stockholders’ deficiency	(3,049,426)	(1,367,153)
Total liabilities and stockholders’ deficiency	$1,631,875	$2,233,966

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended		From inception:
	September 30,		September 30,		December 22, 2004
	2008	2007	2008	2007	to September 30, 2008
Income:
Revenue	$53,361	$5,500	$180,286	$8,750	$211,036
Cost of goods sold	24,105	—	66,859	—	66,859
Gross profit	$29,256	$5,500	$113,427	$8,750	$144,177
Operating expenses:
Research and development (a)	298,842	529,301	1,239,316	1,585,905	5,965,769
General and administrative (a)	275,024	317,065	1,102,846	1,367,614	8,910,167
Write down of prepaid inventory	—	—	—	—	249,650
	573,866	846,366	2,342,162	2,953,519	15,125,586

Loss from Operations	(544,610)	(840,866)	(2,228,735)	(2,944,769)	(14,981,409)

Other income (expense):
Interest (expense) income, net	(634,578)	(610,679)	(1,959,545)	(1,328,884)	(3,830,168)
Income from cooperative research project	—	—	—	—	180,000
Gain (loss) on warrant	—	—	—	—	326,250
Financing fees	—	—	—	—	(3,280,228)
Other, net	(60,731)	—	(60,731)	—	(60,731)
	(695,309)	(610,679)	(2,020,276)	(1,328,884)	(6,664,877)
Net loss	$(1,239,919)	$(1,451,545)	$(4,249,011)	$(4,273,653)	$(21,646,286)
Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	129,332,579	121,975,740	126,329,603	121,861,143

(a) Stock based compensation expense included in the Statement of Operations are as follows:
-Research and development expense of $69,516 and $357,721 for the three and nine months ended September 30, 2008, respectively and, $155,067 and $507,128 for the three and nine months ended September 30, 2007, respectively.
-General and administrative expense of $127,518 and $400,805 for the three and nine months ended September 30, 2008, respectively and, $(106,975) and $315,627 for the three and nine months ended September 30, 2007, respectively.

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

(unaudited)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$—	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		—
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)

See notes to consolidated financial statements

(continued on next page)

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)

(unaudited-continued)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance at December 31, 2006	121,700,740	121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					758,526		758,526
Beneficial conversion feature of debt, net of tax as of 9/30/2008					241,237		241,237
Grant of common stock for services @:
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		—
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		—

Net loss for the nine months ended 9/30/08						(4,249,011)	(4,249,011)
Balance at September 30, 2008	64,607,045	64,607	5,000,000	5,000	$18,527,253	$(21,646,286)	$(3,049,426)

See notes to consolidated financial statements

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			From inception:
	For the nine months ended		December 22, 2004
	September 30,		to September 30,
Cash flows from operating activities	2008	2007	2008
Net loss	$(4,249,011)	$(4,273,653)	$(21,646,286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	186,450	81,184	404,594
Amortization of discount on convertible notes	1,267,454	923,910	2,597,527
Amortization of deferred financing costs	288,886	218,246	603,076
Vesting of stock options	758,526	822,755	4,911,573
Issuance of warrants for services	6,490	50,767	3,369,945
Issuance of stock for services	119,378	—	153,378
Issuance of stock for interest	346,507	—	346,507
Receipt of and gain on Atlas Mining warrant	—	—	(506,250)
Loss (gain) on disposal of asset	61,231	(1,823)	60,313
Deferred rent	(9,034)	6,324	—
Changes in operating assets and liabilities:
Decrease (increase) in inventory	6,863	(21,302)	(20,286)
Decrease (increase) in accounts receivable and other current assets	83,009	(21,627)	(36,808)
Increase (decrease) in accounts payable,
accrued payroll and accrued expenses	585,683	(121,044)	1,303,587
Increase in deferred revenue	164,000	—	164,000
Decrease in other liability	(4,500)	28,942	17,500
Net cash used in operating activities	(388,068)	(2,307,321)	(8,277,630)
Cash flows from investing activities:
Purchase of property and equipment	(131,219)	(169,073)	(558,815)
Proceeds from sale of property and equipment	192	2,937	3,129
Purchase of license	(50,000)	—	(200,000)
Proceeds from sale of Atlas Mining warrant	—	—	506,250
Net cash (used in) provided by investing activities	(181,027)	(166,136)	(249,436)
Cash flows from financing activities:
Proceeds from convertible notes	390,000	3,250,000	7,796,000
Advances on related party line of credit	—	300,000	900,000
Advances from related parties	141,948	326,095	1,338,309
Repayment of amounts due to related parties	(93,303)	(326,791)	(1,145,874)
Repayment of capital lease obligations	(65,995)	(18,794)	(104,035)
Payment of registration rights damages	—	(30,097)	(63,539)
Deferred financing costs	(20,000)	(160,600)	(180,600)
(Redemption) issuance of common stock	(1,000)	—	99,000
Proceeds from exercise of stock options	—	14,000	75,300
Net cash provided by financing activities	351,650	3,353,813	8,714,561
Increase (decrease) in cash and cash equivalents	(217,445)	880,356	187,495
Cash and cash equivalents at beginning of period	404,940	139,638	—
Cash and cash equivalents at end of period	$187,495	$1,019,994	$187,495

See notes to consolidated financial statements

(continued on next page)

NATURALNANO, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited - continued)

			From inception:
	For the nine months ended		December 22, 2004
	September 30,		to September 30,
	2008	2007	2008
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$8,589	$132,552	$143,555

Schedule of non-cash investing and financing activities:
Issuance of warrants in partial payment of financing costs	$6,490	$501,018	$507,508
Note issued in consideration of deferred financing costs		$97,500	$97,500
Allocation of proceeds from discount on
notes payable and warrants grants	$390,000	$3,213,600	$3,603,600
Registration rights liability		$133,900	$164,978
Capital lease obligations	$24,766	$153,971	$178,737
Common stock issued for:
Convertible notes			$4,156,000
Property and equipment		$57,600	$115,600
Services	$77,700		$178,102
Acquisition of license settled through issuance
of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled in
connection with license agreement			$(84,000)
Gain on extinguishment of debt by shareholder	$1,029,600		$1,029,600

See notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NaturalNano, Inc. for the three and six months ended September 30, 2008 and 2007

1) PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to be consistent with current period presentation.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

NaturalNano, located in Rochester, New York, has been a development stage company through September 30, 2008. The Company expects to begin reporting material revenues during the year ending December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetics and personal care products,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2008 of $4,249,011 and had negative working capital of $1,437,420 and a stockholders’ deficiency of $3,049,426 at September 30, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

In addition, management is currently assessing the Company’s operating structure for the purpose of reducing ongoing expenses, increasing sources of revenue and is assessing the availability of additional debt and equity financing on terms that would be acceptable to the Company. In addition, recent successes in product testing for Pleximer and filled-tube applications are being leveraged in an attempt to increase revenues from sales.

As of September 30, 2008 the Company had received $390,000 of a contingent commitment for $2,500,000 of additional working capital (see Note 2). The commitment for such additional capital has been obtained contingent on certain operational milestones to be achieved by the Company. If the Company fails to achieve the milestones, no assurance can be given that such additional capital will be made available on terms acceptable to the Company, or at all. If the Company fails to meet the milestones, it will be forced to secure additional capital or it will be forced to curtail or discontinue its operations.

The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

The Company has incurred a $21,646,286 loss from operations since its inception, December 22, 2004. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority owned shareholder Technology Innovations, LLC.

The Company has experienced an average monthly cash usage of approximately $63,000, which includes the receipt of $501,000 in tax rebates from the State of New York and the deferral of approximately $327,000 of employee salaries, during the first nine months of 2008. During the first nine months of 2007, the Company experienced monthly cash use of approximately $275,000.

Due to Related Party

On June 6, 2008 the Company received $200,000 under a promissory note. Such note did not bear any interest and was repaid on July 17, 2008 following the collection of certain receivables. The note had an attached 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share. The Company valued such warrant at $6,490 as of June 30, 2008. During the nine months ended September 30, 2008, $6,490 was realized as additional interest related to this warrant.

Income Taxes

As of September 30, 2008 the Company had a deferred income tax liability of $148,763, which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during August and September of 2008 (see Note 2) with the offset recorded through additional paid-in capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to additional paid-in capital as the beneficial conversion feature is amortized over the term of the Notes.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the transactions discussed in Notes 2, 3 and 6, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other corporate tax attributes incurred prior to the ownership change may be limited based on the value of the Company on the date of ownership change.  A full valuation allowance has been established for the deferred tax asset related to the net operating losses and other corporate tax attributes available.  Accordingly, any limitation is not expected to have an impact on the balance sheet or statements of operations of the Company.  The net operating loss and related corporate tax attributes along with the related deferred tax assets as of December 31, 2007 were disclosed in the notes to the audited financial statements included in the Company’s 10-KSB filed on April 9, 2008.

Tax Rebate from the State of New York

During the nine months ended September 30, 2008 the Company received a QETC Facilities, Operations, and Training tax rebate from the State of New York of $244,000 related to 2006 and $257,000 related to 2007 which were recorded as a reduction in general and administrative expenses.

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

During the first nine months of 2008, the Company entered into one capital lease obligation totaling $24,766 for laboratory equipment. Assets under capital lease have been included in property and equipment. Additionally, the Company relocated its operations to a new facility, consequently the $61,231 net asset value of leasehold improvements and certain furnishings that did not move with the Company became impaired on the date of the move, and were expensed in the period.

On August 21, 2008, the lease for one of the Company’s facilities was assigned to Technology Innovations, LLC, an affiliate of the Company, releasing the Company from the related lease obligation for that facility.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to preferred stock, dilutive debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. As of September 30, 2008 and 2007 there were 1,734,838,651 (see Note 7) and 64,411,905 shares, respectively, underlying convertible debt, outstanding options and warrants which have been excluded from this calculation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). Although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations, FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling (“minority”) interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling (“minority”) Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling (“minority”) interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling (“minority”) interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling (“minority”) interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). The Company is currently assessing the potential effect of FAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. The Company does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entities Own Stock” is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the potential effect of EITF No. 07-05 on its financial statements.

2. 8% SENIOR CONVERTIBLE DEBT

On March 7, 2007, we entered into a Loan and Security Agreement for $3,347,500 (the “Initial Notes”) with Platinum Partners Long Term Growth IV, Longview Special Financing, Inc. (collectively the “Investors”) and Platinum Advisors, LLC (collectively with the Investors “Platinum”). On August 4, 2008, we issued notes aggregating $170,000 with the Investors in contemplation of a new loan and security agreement for $2.5 million. On September 29, 2008 we entered into a Loan and Security Agreement and under this agreement, the Company issued another $220,000 of convertible notes. The loan and security agreement and the notes issued under that agreement had a conversion price of $0.005, resulting in a reset of a) the conversion price of the Initial Notes, b) the exercise price of the warrants related to the Initial Notes and c) the number of shares that may be purchased by such warrants. As of September 30, 2008 the shares underlying the Notes represent an aggregate of 747,500,000 common shares issuable upon the conversion of the principal amount of the Notes at the fixed conversion price of $0.005 per share. On September 29, 2008, the Investors agreed to cancel warrants to purchase 1,218,750,060 shares of common stock at $0.005 per share in exchange for shares of preferred stock (see Note 6). The remaining warrants held by Platinum Advisors, LLC gave the holder the right to purchase 162,734,651 shares of the Company’s common stock for $0.005 per share.

On September 29, 2008, the Company entered into a Loan and Security Agreement, by and among Platinum Long Term Growth IV, LLC (“Platinum”) and Longview Special Financing Inc. (“Longview” and together with Platinum, collectively, the “Lenders”). As of September 30, 2008 the Company had received an aggregate of $390,000 and issued 8% senior secured promissory notes due January 31, 2010 to the Lenders (the “New Notes”). The Loan Agreement provides for additional advances, subject to performance milestones being achieved by the Company, that could total an additional $2,110,000. The New Notes are convertible into common stock of the Company, with a conversion price of $0.005 that bear interest at the rate of 8% per annum, with interest payable quarterly, in arrears, in freely traded stock or in cash at election of the Company. All unpaid interest and principal will be due and payable at maturity on January 31, 2010 and no payments of interest are required prior to January 31, 2009.

The New Notes are secured on a pari-passu basis with the Initial Notes and (i) senior to all other current and future indebtedness, (ii) secured by all of the assets of the Company and each of the Company’s subsidiaries and (iii) unconditionally guaranteed by all of the Company’s subsidiaries. The Company and the Lenders (and their affiliates) entered into Forbearance Agreements for the purpose of making the maturity for the Existing Debt coterminous with the maturity date for the New Notes and that they will not enforce their rights provided for in the loan documents.

The Company considered SFAS No. 133 and EITF 00-19 and determined that the embedded conversion feature met the criteria to be classified as equity and as a result did not require derivative treatment. Because the New Notes are convertible into common stock of the Company at a price less than the fair market value of the Company’s common stock on the dates the New Notes were issued, there is a beneficial conversion feature related to the New Notes. The intrinsic value of the common stock each note is convertible into is greater than the face value of each note. The value of the beneficial conversion feature to be recorded was limited by EITF 98-05 to $390,000, the face value of the New Notes. The beneficial conversion feature was recorded as equity as a discount to the New Notes. As of December 31, 2007, the condensed consolidated balance sheet reflects a long term liability of $1,330,073 for the Notes, net of $2,017,427 of discount for warrants to purchase 25,106,254 shares of the Company’s common stock for a weighted average price of $0.28 per share issued to Platinum related to the Initial Notes. As of September 30, 2008 the condensed consolidated balance sheet reflects a long term liability of $2,597,527 for the Notes, net of $1,139,973 of discount, including the beneficial conversion feature of the New Notes. The discount will be amortized using a straight line method as interest during the term of the Notes (including the forbearance period), ending January 31, 2010. The Company has determined the use of the straight-line method for the amortization of the beneficial conversion feature is an appropriate effective yield method as required by EITF 98-5 as the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.

During the nine months ended September 30, 2008 and 2007, the Company recorded $1,267,454 and $923,910, respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

In May 2008 we issued an aggregate of 1,190,225 shares of our common stock to Platinum in satisfaction of $133,900 of interest due on the Notes. We were advised by Platinum that they believed our calculation of the number of shares required to be issued in satisfaction of such interest was incorrect. On June 2, 2008, we issued an aggregate of 5,417,268 additional shares of common stock, of which 2,618,197 was for satisfaction of $133,528 of interest due on

June 1, 2008 and 2,799,071 shares to settle the disputed amount of $79,079 for the six month period ended March 1, 2008.

3. AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Technology Innovations, LLC (“TI”) was our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. A director on of our Board of Directors represents the interests of TI and has an 11.29% ownership of TI. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all of the then outstanding shares of common stock.

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

On August 1, 2008 the $900,000 advanced by TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant, described below, resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. Accordingly, no amount was outstanding as of September 30, 2008. During the nine months ended September 30, 2008, the Company recorded a total of $42,016 of interest related to this note, as compared to $52,690 for the same period of 2007. As of December 31, 2007, $900,000 had been advanced under the Line of Credit Agreement. The TI line of credit was established on terms we believed to be competitive with comparable transactions involving unaffiliated parties and was approved by the independent members of our Board of Directors. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the debt approximates the carrying amount. The repayment obligation under the Line of Credit Agreement was originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the Notes (see Note 2), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes.

On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview (see Note 2), TI agreed (x) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (y) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”). In consideration for the cancellation of the debt, the Company has agreed to issue to TI a warrant to purchase up to 4.99% of the Company’s common stock on terms more particularly set forth in the agreement with TI.

On August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock. Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company. The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise. On the date that the warrant was issued, TI beneficially owned 4.05% of the Company through common stock and derivatives convertible into common stock within 60 days from the issue date held by TI and its affiliates. The Company had 2,173,714,879 fully diluted common shares, which gave effect to the conversion of all debt and equity instruments into common stock, per the terms of the warrant. As of the date of issuance, a maximum of 646,377 common shares were issuable at a price of $0.0115 per share.

On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI. Additionally, TI, and an affiliate of TI, Biomed, Inc. forgave approximately $66,000 of outstanding current account payable.

Also on September 26, 2008, TI and the Company entered into a consulting agreement under which the TI agreed to provide certain advisory services until September 26, 2009. In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date of an effective Form S-8 registering shares issued to TI is less than the VWAP on the date such shares were issued, the Company agreed to pay TI such difference in cash. As of September 30, 2009, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan.

4. INVENTORY AND TRANSACTIONS WITH ATLAS MINING COMPANY

During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer which is available for sale. As of September 30, 2008, the $20,286 cost to purchase, ship, store halloysite nanotubes and produce Pleximer being held in inventory is reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory may be substantially utilized in 2008.

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

5. PATENT LICENSE AGREEMENTS

Navy License Agreement

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (“NRL”) (the “License Agreement”). Under the License Agreement, the Company has been granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles, and local drug delivery fields.

The License Agreement provides for a license issue fee of $500,000 to be fully paid by December 31, 2009 and royalties of 5% of net sales, subject to certain minimum royalty payments. As of September 30, 2008, the Company has paid $100,000 of this obligation.

The License Agreement provides that the Company may sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The $500,000 license issue fee will be amortized over the 5 year term of the license agreement on a straight-line basis. As of September 30, 2008, the net value of the Navy License was $400,000. Future royalty payments resulting from this agreement will be expensed as incurred. During the three and nine months ended September 30, 2008, $25,000 and $75,000, respectively, of amortization expense was recognized for this license agreement.

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

The license was recorded as a non-current asset and is amortized on a straight line basis over an estimated useful life of nine years ending in fiscal year 2014. As of September 30, 2008 the net value of the Ambit License was $207,197. Future royalty payments resulting from this agreement will be expensed as incurred. Amortization expense of $8,288 was recognized for this license agreement in the three months ended September 30, 2008 and 2007. Amortization expense of $24,864 was recognized for this license agreement in the nine months ended September 30, 2008 and 2007.

6. STOCKHOLDERS EQUITY, STOCK OPTIONS, WARRANTS AND CONVERTIBLE DEBT

As of September 30, 2008 the Company was authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2008, the Company had 64,607,045 shares of common stock issued and outstanding and had 5,000,000 shares of preferred stock outstanding. On October 9, 2008, the Company mailed an Information Statement on Schedule 14c, more fully described in Note 7, informing the stockholders that a majority of the common shares outstanding as of September 12, 2008 had voted to, among other things, amend the Company’s Certificate of Incorporation to increase the authorized common stock to 5,000,000,000 shares.

Preferred Stock Issuances

On September 29, 2008 the Investors (see Note 2) agreed to exchange detachable warrants to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

On October 7, 2008, the Company filed a Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock (the “Series C Designation”) with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Platinum Long Term Growth IV, LLC, evidencing 4,250,000 shares of Series C Convertible Preferred Stock of the Company (“Series C”). On October 7, 2008, the Company also filed a Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock (the “Series B Designation”) with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Longview Special Funding, Inc., evidencing 750,000 shares of Series B Convertible Preferred Stock of the Company (“Series B”). The Series B and Series C have an aggregate liquidation preference of $10,000 and participate in any dividends or distributions to the common shareholders on an as converted basis.

Each share of the Series B Convertible Preferred Stock, and each share of Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes). However, the Series B Designation limits the holder’s right to convert its Series B Convertible Preferred Stock, and the aggregate voting power attributable to its Series B Convertible Preferred Stock, to no more than 4.99% of the votes attributable to the total outstanding common shares. Accordingly, the votes attributable to the Series B Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis) and the votes attributable to the Series C Convertible Preferred Stock, therefore, represent approximately 86.74% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis), and the votes Series B Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 91.73% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

Common Stock Issuances

In January 2008, the Company issued 360,000 shares of its common stock as part of a 700,000 share obligation to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company between October 2007 and February 2008. The Company issued 340,000 shares of common stock for such obligation in 2007 which was valued at $34,000 as of December 31, 2007. The aggregate of 700,000 shares of common stock issued and received in connection with this transaction has been valued at $70,000 based on the market price of the Company’s common stock as of February 29, 2008 being when the required performance by the attorney was complete, therefore the Company valued the 360,000 shares issued at $36,000.

In February 2008, the Company issued 150,000 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be received by the Company upon filing of the complaint against Atlas Mining Company (see Note 4). As of September 30, 2008, the 150,000 shares were valued at $9,450 based on the market price of the Company’s common stock as of September 30, 2008 and will be revalued and charged against the liability accrued as of December 31, 2007, when the required performance by the attorney is complete. Any amount in excess of the accrued liability will be charged to operations.

In March 2008 the Company issued 480,000 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between March 2008 and June 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction has been valued at $24,000 based on the market price of the Company’s common stock as of June 30, 2008 when the required performance by the attorney was complete.

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

In July 2008 the Company issued 685,715 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between July 2008 and August 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction was valued at $20,571 based on the market price of the Company’s common stock as of August 31, 2008 when the required performance by the attorney was complete.

In August 2008, the Company issued 2,000,000 shares of its common stock to Sichenzia Ross Friedman and Ference for retention of legal services related to the efforts of the Company to secure financing as discussed in Note 2. These shares were valued at $66,000, which was capitalized and is being amortized over the term of the debt.

In September 2008 the Company issued 34,286 shares of its common stock to Everblak, Inc. in settlement of a liability accrued for services to be received by the Company between November 2008 and March 2009. The common stock issued and received in connection with this transaction has been valued at $1,337 based on the market price of the Company’s common stock as of September 30, 2008. These shares will be revalued at each reporting period until the services are complete. Any change in value for a given reporting period will be realized as operating income or expense.

In September 2008 the Company issued 400,000 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services to be valued by the Company between September 2008 and October 2008 upon performance by the attorney. The common stock issued and received in connection with this transaction will be valued based on the market price of the Company’s common stock as of October 31, 2008 charged to operations, when the required performance by the attorney is complete.

In September 2008, the Company issued 300,000 shares of common stock to TI as partial satisfaction of a contractual liability (see Note 3).

Options, Warrants and Convertible Debt

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”) and Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards. The Company’s board of directors has approved the Company’s 2008 Incentive Stock Plan (the “2008 Plan”), but this plan was not in effect as of September 30, 2008 because the Company did not have sufficient capital authorized for such 2008 Plan as of September 30, 2008 (see Note 7).

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. In addition, during 2007 the Company issued $3,347,500 of 8% senior convertible notes (see Note 2) that may be converted into Common Stock of the Company. The terms of the 8% senior convertible notes and related warrants provide an exercise or conversion price per common share, and such price shall be adjusted if the Company sells its securities to private and institutional investors in the future at a price less than the current exercise or conversion price. During the three months ended September 30, 2008, the Company issued an additional $390,000 of debt securities having a conversion price of $0.005 per common share, which triggered the anti-dilution provisions of the Initial Notes and the attached warrants (see note 2). As of September 30, 2008, the holders of the 8% senior convertible notes can convert such notes into 747,500,000 shares of the Company’s common stock. On September 29, 2008, the Investors agreed to cancel their warrants in exchange for shares of preferred stock, as described above. The remaining warrants held by Platinum Advisors, LLC gave the holder the right to purchase 162,734,651 shares of the Company’s common stock for $0.005 per share.

On June 6, 2008 the Company received $200,000 under a promissory note and issued a 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share, the Company valued such warrant at $6,490 as of the repayment date of the note. During the three and nine months ended September 30, 2008, $2,781 and $6,490, respectively, was realized as additional interest related to this warrant.

In consideration for the cancellation of TI’s debt (see Note 3), on August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock. Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company. The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise. On the date that the warrant was issued, TI beneficially owned 4.05% of the Company through common stock and derivatives convertible into common stock within 60 days from the issue date held by TI and its affiliates. The Company had 2,173,714,879 fully diluted common shares, which gave effect to the conversion of all debt and equity instruments into common stock, per the terms of the warrant. On the date of issuance, the warrant was for a maximum of 646,377 common shares at a price of $0.0115 per share.

As of September 30, 2008 and December 31, 2007, the Company had the following options, warrants and convertible debt outstanding, excluding the warrant held by TI to purchase that number of shares which would provide TI with no more than a 4.99% ownership of the Company:

	As of September 30, 2008		As of December 31, 2007
	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock	Shares of Common Stock subject to purchase	Weighted average exercise price per share of Common Stock
Incentive stock plans	24,604,000	$0.172	18,479,000	$0.20
Warrants	162,734,651	0.006	25,546,995	0.27
Preferred Stock	800,000,000	-	-	-
Convertible debt	747,500,000	0.005	15,215,909	0.22
Total	1,734,838,651	$0.005	59,241,904	$0.24

For the three months ended September 30, 2008 and 2007, the Company recorded $197,034 and $48,092 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans. For the nine months ended September 30, 2008 and 2007, the Company recorded $758,526 and $822,755 respectively, in compensation costs for stock options granted to employees and consultants under the Company’s incentive stock plans.

As of September 30, 2008, the Company had 12,390,000 stock options outstanding under the Company’s 2007 Plan. On September 30, 2008 the options outstanding and exercisable under the 2007 Plan had a weighted exercise price of $0.14 per share and had no intrinsic value at September 30, 2008. No option grants made in connection with the 2007 Plan were exercised and 212,500 stock options were cancelled during the nine months ended September 30, 2008. As of September 30, 2008 the 2007 Plan had 188,000 option shares available for future grant.

During the nine months ended September 30, 2008, the Company granted 6,395,000 stock options from the 2007 Plan. These option grants included 5,975,000 shares that vested upon the date of grant, with five year terms, an exercise price between $0.05 and $0.11 per share and grant date fair values between $0.04 and $0.09 per share. 350,000 of such options were granted to directors of the Company for their service through June 30, 2009 and will fully vest on that date. The vesting schedule for all options in the 2007 Plan includes vesting dates at various times through August 31, 2010. The fair market value of these options was determined at the date of grant utilizing the Black-Scholes model, as described below.

As of September 30, 2008, the Company had 12,124,000 stock options outstanding under the Company’s 2005 Plan. On September 30, 2008 the options outstanding and exercisable under the 2005 Plan had a weighted exercise price of $0.19 per share and had no intrinsic value at September 30, 2008. No option grants made in connection with the 2005 Plan were exercised and 13,333 stock options were cancelled during the nine months ended September 30, 2008. As of September 30, 2008 the 2005 Plan had 30,000 option shares available for future grant.

In addition to options granted under the Company’s 2005 and 2007 Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model as described below. At September 30, 2008 there was no intrinsic value of these outstanding options.

The fair value of the stock options granted to consultants has been recorded as an expense of $10,592 and $39,464 for the three and nine months ended September 30, 2008, and reflects changes in fair market value of the unvested options since the prior reporting period and new grants during the quarter, calculated using the Black-Scholes valuation method. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

For the Nine Months Ended
Black-Scholes Valuation Assumptions:	September 30, 2008	September 30, 2007
Risk-free interest rate	2.5-3.7%	4.2-5.0%
Expected life in years	3.9-8.9	3-9.7
Weighted average expected stock volatility	115 to 182%	107 to 109%
Expected dividends	zero	zero

As of September 30, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $700,000. Future expenses will be recognized through 2010 for these charges in accordance with the underlying vesting conditions of each grant.

7. SUBSEQUENT EVENTS

On or about October 6, 2008, an information statement was furnished to all holders of Common Stock of the Company as of September 12, 2008, in connection with the proposed actions to be taken by the Company without a meeting pursuant to the written consent of the holder of a majority of the voting power of the Company:

1.

The amendment and restatement of the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par $0.001 per share, from 300,000,000 shares to 5,000,000,000 shares.

2.

The amendment and restatement of the Articles of Incorporation to give the board of directors the power and authority, without a shareholder vote, to approve and implement forward and reverse splits of our common stock upon approval of a majority of the directors.

3.	The approval of the NaturalNano, Inc. 2008 Incentive Stock Plan (the “2008 Plan”) and the reservation of 800 million shares of the Company’s common stock for issuance under the 2008 Plan.

On October 30, 2008, the Company filed a certificate of amendment to its second Amended and Restated Articles of Incorporation and filed the Amended and Restated Articles of Incorporation, authorizing for issuance up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On October 31, 2008, the Company issued $85,000 of additional 8% senior secured debt securities to the Investors (see Note 2) under the terms of the Loan and Security Agreement dated September 29, 2008.

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

Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our other filings with the Securities and Exchange Commission, all of which are available on Edgar.

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

Plan of operations for the period from September 1, 2008 through September 30, 2009

Milestones Anticipated for the Twelve Month Period Ending September 30, 2009

•

Re-negotiate the terms of our partially exclusive license agreement with the US Department of the Navy at the Naval Research Laboratory to, reduce the license cost and extend the timeframe of payment by changing the number and definition of the fields of use which are exclusive to NaturalNano, Inc. ( the anticipated new terms have been used to present the plan of operations below)

•	Establishment of funded joint development agreements that will identify and develop additional applications for Pleximer and commercialize Pleximer and filled tube application products.
•	Complete customer formulation and optimization trials demonstrating Pleximer and nanotube technology advantages in multiple application models.
•	Complete manufacturing scale accreditation of multiple products.
•	Achieve and grow revenue by establishing supply agreements for Pleximer, filled-tube applications and funded joint developments.
•	File additional patents to expand our proprietary position on specialty applications and materials.

Research and Development and Capital Expenditures for the Twelve Month Period ending September 30, 2009

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

During the three and nine months ended September 30, 2008, research and development resources were used to support revenue generating activities. To the extent such resources are used to generate revenues, such costs will be reported as cost of goods sold.

For the twelve months ending September 30, 2009 we forecast spending approximately $1,021,000 in support of our research and development programs and an approximately $477,000 for investments in capital assets in the research and development area and approximately $40,000 in licensing fees required under existing licensing agreements.

The cash requirements for our research and development programs for the twelve months ending September 30, 2009 are summarized below.

Cash Requirements for Research and Development	For the twelve months ending September 30, 2009

Research and development team, including salaries, benefits and travel for staff and full-time consultants	$739,000
Professional and technical consultants and advisors	147,000
Laboratory testing, materials, supplies, safety and other	60,000
Facility leases	75,000

Research and product development expenditures	$1,021,000

Our cash spending for research and development projects, for the twelve months ended September 30, 2008, aggregated approximately $1.2 million. Research and development expenditures for the twelve month period ending September 30, 2009 will be focused on: testing and validation costs associated with customer accreditation and product development for our polymer based Pleximer products and filled-tube applications with our joint development partners. The Company is seeking additional joint development partners in order to expand our product and industry applications and as these develop; our research efforts will grow in response to these additional product and market opportunities. Product design and attribute validation for each joint development agreement may include: numerous lab, pilot and manufacturing scale tests in support of customer application and significant joint collaborative consulting efforts to refine and introduce process and product enhancements. During the 12 months ending September 30, 2009, we anticipate that new joint development agreements will include funded research which will be used to offset our overall research and development costs.

Total research and development spending for the twelve month period ending September 30, 2009 reflects increases in capital expenditures compared to prior periods. Investments in capital assets in support of our research and development efforts is forecast to aggregate approximately $477,000 in the twelve month period ending September 30, 2009 as compared to approximately $255,000 for the twelve month period ended September 30, 2008. The planned increase in capital equipment spending reflects management’s commitment to product characterization, development of new application areas and investment in establishing reliable sources of halloysite in anticipation of new product sales and introductions. These investments will be evaluated internally before purchase as to the Company’s intention to buy or lease the relevant equipment based on the conditions and financing costs at that time. The investments anticipated in this capital expenditure forecast include investments for: (i) commercial scale surface treatment processes, (ii) polymer extruder upgrades, (iii) tube filling characterization and evaluation tools and (iv) enhancements and upgrades to various microscopic measuring equipment.

General and Administrative Expenses

The cash requirements for general and administrative efforts for the twelve month period ending September 30, 2009 (including interest) are projected to be approximately $1,318,000. The cash needs projected for our general and administrative expenses for the twelve months ending September 30, 2009, are composed of (i) salaries, benefits and travel of $773,000, (ii) professional services of $252,000, (iii) office rental and facility costs of $5,000, (iv) investor relations and marketing of $91,000 and (v) all other costs of $197,000. Actual cash spending for general and administrative expenses incurred during the twelve months ended September 30, 2008 was approximately $780,000, including $602,000 of tax rebates related to 2005, 2006 and 2007 that we received during such period. The planned increase reflects spending on marketing and public relations costs.

Employees

As of September 30, 2008 we employed a total of eleven full time employees. During the twelve months ending September 30, 2009, we anticipate adding an additional five full-time positions, primarily technicians, scientists and engineers to our research and product development team, as demand for our product developments increases and as our operating cash position allows. The cost of these incremental positions included in our forecast for the twelve months ended September 30, 2009 is $181,000, representing salaries for the portion of the 12 month period they are expected to be employed.

Financing Activities

During the twelve months ended September 30, 2008, the Company received tax rebates of $602,000, cash receipts on revenue or deferred revenue of $350,000 and $390,000 from additional 8% Senior Secured Convertible Notes. These sources have provided working capital proceeds of $4,592,000, that enabled the Company to continue as a viable business through September 30, 2008.

We will need additional funding to execute the 2008 business plan and otherwise continue our operations for the twelve months ending September 30, 2009. In light of this, management intends to seek additional sources of cash to be in place and available starting in the fourth quarter of 2008. Our business plan anticipates the receipt of net proceeds from a future funding source in the amount of $2 million to fund operations for the balance of 2008 and to continue operations through the September 30, 2009.

As of September 30, 2008 the Company had a contingent commitment for up to $2,110,000 of additional working capital. The commitment for such additional capital has been obtained contingent on certain operational milestones to be achieved by the Company. As of November 14, 2008, the Company had not yet met all the milestones it needs to achieve. If the Company fails to achieve the milestones, no assurance can be given that such additional capital will be made available on terms acceptable to the Company, or at all. If the Company fails to meet the milestones, it will be forced to secure additional capital or it will be forced to curtail or discontinue its operations.

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

Cash Requirements and Liquidity

Our cash balance as of September 30, 2008 and projected cash outflows for the twelve-month period through September 30, 2009 are presented below.

Cash on hand at September 30, 2008		$187,000
Projected cash requirements for the twelve-month period ending June 30, 2009 :
Research and product development expenses	(1,021,000)
Capital expenditures for research and development	(477,000)
Collaborative research & licensing agreements	(40,000)
General and administrative expenses including: administrative salaries and benefits, office, rent, legal expenses, accounting, investor relations and marketing	(1,318,000)
Interest on convertible debt	(350,000)
Total estimated cash needs for the twelve month period ending June 30, 2009		(3,206,000)
Projected cash receipts as of September 30, 2009 on forecast product sales of $3 million		2,317,000
Estimated direct cost of materials for such sales		(1,155,000)
Anticipated financing required by 6/30/2009, net of financing costs		2,000,000
Estimated cash balance on September 30, 2009		$143,000

Our average monthly cash usage for operating and investing activities has averaged $63,000 per month during the nine months ended September 30, 2008, inclusive of the $501,000 of tax rebates received during such period.

We estimate that we will need to raise additional capital of approximately $2 million during the 9 month period ending June 30, 2009 to accomplish our business objectives and otherwise continue our operations and will actively evaluate all funding options including additional offerings of our securities to private and institutional investors and other credit facilities as they become available. It has been assumed that this financing is raised through sale of our equity securities, if all $2,000,000 of such amount is raised through sale of debt securities under the terms of the Loan and Security Agreement dated September 29, 2008, there would be additional interest expense of approximately $140,000. We have no commitment for such future capital and cannot be assured that additional capital will be available on terms acceptable to us, or at all. If we fail to secure additional capital, we will be forced to curtail or discontinue our operations.

Our operating plan for the twelve months ending September 30, 2009 assumes revenue of $3 million for which $2.3 million in gross cash receipts would be realized during that period. During the twelve months ended September 30, 2009, we will be required to spend approximately $1.2 million to purchase the raw materials needed to support the portion of such sales which are for Pleximer related products. If we are unable to achieve such sales, or unable to do so at the assumed margin, we will likely require additional capital to fund our operations.

Management Discussion and Analysis

General

NaturalNano, located in Rochester, New York, has been a development stage company from its inception through September 30, 2008. The Company expects to begin reporting material revenues during the year ended December 31, 2008, and will make a determination on reporting as a development stage company in each future reporting period. Our mission is to develop and commercialize material science technologies with a special emphasis on additives to polymers and other industrial and consumer products by taking advantage of technological advances developed in-house and through licenses from third parties. Our current activities are directed toward research, development, production and marketing of our proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

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

Redemption of common stock

On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview (see Note 2 to the condensed consolidated financial statements), TI agreed (x) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (y) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”). In consideration for the cancellation of the debt, the Company has agreed to issue to TI a warrant to purchase up to 4.99% of the Company’s common stock on terms more particularly set forth in the agreement with TI.

On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

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

Income Taxes

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

As of September 30, 2008 the Company had a deferred income tax liability of $148,763, which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during August and September of 2008 (see Note 2 to the condensed consolidated financial statements) with the offset recorded through additional paid-in capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to additional paid-in capital as the beneficial conversion feature is amortized over the term of the Notes.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the transactions discussed in Notes 2, 3 and 6 to the condensed consolidated financial statements, a Section 382 ownership change is expected and a study will be required to determine the date the ownership change occurred. The amount of our net operating losses incurred prior to the ownership change will be limited based on the value of the Company on the date of ownership change.  A full valuation allowance has been established for the deferred tax asset related to the net operating losses available.  Accordingly, the limitation will not have an impact on our balance sheet or statements of operations.  The net operating loss and related deferred tax assets as of December 31, 2007 were disclosed in the notes to the audited financial statements included in the Company’s 10-KSB filed on April 9, 2008.

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

As of September 30, 2008, unvested compensation cost for all stock options granted to employees and consultants was approximately $700,000. Future expenses will be recognized through 2010 for these options in accordance with the underlying vesting conditions of each grant.

Liquidity and Capital Resources

As of September 30, 2008, we had a cash balance of $187,495 and working capital deficit of $1,437,420. We incurred a net loss attributable to common shareholders for the nine months ended September 30, 2008 of $4,249,011 and had a stockholders’ deficiency of $3,049,426 at September 30, 2008. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

On June 6, 2008 we received $200,000 under a promissory note. Such note did not bear any interest and was repaid on July 17, 2008 following the collection of certain receivables. The note had an attached 5 year warrant to purchase 200,000 shares of our common stock for $0.33 per common share, we valued such warrant at $6,490. During the nine months ended September 30, 2008, $6,490 was realized as additional interest related to this warrant.

As of September 30, 2008 we had received $390,000 of a contingent commitment for $2,500,000 of additional working capital. The commitment for such additional capital has been obtained contingent on certain operational milestones to be achieved by the Company. If the Company fails to achieve the milestones, no assurance can be given that such additional capital will be made available on terms acceptable to the Company, or at all. If the Company fails to meet the milestones, it will be forced to secure additional capital or it will be forced to curtail or discontinue its operations.

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

We have experienced an average monthly cash usage of approximately $63,000, which includes the receipt of a $501,000 tax rebate from the State of New York and the deferral of approximately $327,000 of employee salaries, during the first nine months of 2008. During the first nine months of 2007, the Company experienced monthly cash usage of approximately $275,000.

Comparison of Statement of Operations For the three and nine months ended September 30, 2008 and 2007

Income

During the three and nine months ended September 30, 2008, we recognized revenue of $53,361 and $180,286, respectively, as compared to $5,500 and $8,750 in the same respective periods of 2007. For the three and nine months ended September 30, 2008, this revenue consisted of $13,361 and $61,236, respectively, from shipments of quantities of our Pleximer product and $40,000 and $119,050, respectively, for funded development. The cost of goods sold during the three and nine months ended September 30, 2008 was $24,105 and $66,859, respectively, providing a gross margin of $29,256 and $113,427 for the same respective periods.

We expect that revenues and cost of goods sold will both increase in future periods. These revenues are expected to be generated through the sale of Pleximer related products as well as funding for development of specific applications for our proprietary halloysite technologies in the consumer products and other industries.

Operating Expenses

Total research and development expenses for the three and nine months ended September 30, 2008 were $298,842 and $1,239,316 as compared to $529,301 and $1,585,905 for the same respective periods of 2007. The decrease in spending on research and development was primarily due to the allocation of a portion of research and development expenses directly related to the generation of revenue as well as decreases in consulting services used, equipment costs, salaries due to the reduction of employees from 9 to 6 and stock option compensation expense realized due to vesting of grants during the periods net of increases in depreciation and patent costs, as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Consulting Services	$16,484	$110,933	$94,449	$137,470	$335,695	$198,225
Depreciation	25,966	22,595	(3,371)	75,365	44,846	(30,519)
Equipment Costs	3,753	12,707	8,954	6,066	35,555	29,489
Patents	30,667	6,917	(23,750)	155,136	19,689	(135,447)
Salaries	114,928	126,999	12,071	361,162	394,537	33,375
Stock option compensation	69,516	155,067	85,551	357,721	507,127	149,406
Allocation to cost of goods	(19,240)	—	19,240	(57,250)	—	57,250
All other	56,768	94,083	37,315	203,646	248,456	44,810
	$298,842	$529,301	$230,459	$1,239,316	$1,585,905	$346,589

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

Total general and administrative expenses for the three and nine months ended September 30, 2008 were $275,024 and $1,102,846, respectively, as compared to $317,065 and $1,367,614 for the same respective periods of 2007. The decrease in spending on general and administrative was primarily due to a 2006 and 2007 R&D tax rebate for which we qualified and the decrease of professional fees related to the registration of securities related to the 8% senior secured notes (see Note 2 to the financial statements) net of increases in stock option compensation expense realized due to vesting of grants during the periods, salaries and benefits due to increasing employees from 2 to 4 and amortization expense related to the license of patents for the Department of the Navy (see Note 5 to the financial statements), as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Amortization	$33,288	$8,288	$(25,000)	$99,864	$24,864	$(75,000)
Professional fees	105,600	116,430	10,830	315,800	338,771	22,971
Salaries	145,306	110,241	(35,065)	383,112	248,964	(134,148)
Stock option compensation	127,518	(106,975)	(234,493)	400,805	315,627	(85,178)
State Tax	(249,969)	—	249,969	(491,211)	3,315	494,526
All other	113,281	189,081	75,800	394,476	436,073	41,597
	$275,024	$317,065	$42,041	$1,102,846	$1,367,614	$264,768

We expect that spending in the forth quarter of 2008 for general and administrative will be relatively consistent with the prior quarters of 2008, we will need to invest in marketing and sales, investor relations and will likely incur additional professional fees related to financing activities required if we succeed in obtaining the additional working capital needed to fund our operations.

Other income (expense)

Other expense for the three and nine months ended September 30, 2008 which was $695,309 and $2,020,276, respectively, as compared to $610,679 and $1,328,884 for the same respective periods of 2007. Other expense primarily consisted of interest expense. There was $60,731 of non-interest expense which was related to disposals of the leasehold improvement assets resulting from the relocation of our operations into a new facility.

Interest is earned on cash balances held at certain financial institutions and we pay interest as part of our capital equipment leases arrangements; interest accrued for the 8% convertible note payable to TI, debt discount accretion, amortization of deferred financing cost and adjustments to the registration rights liability related to the 8% senior secured convertible notes described in Note 2 to the financial statements. Interest expense and interest income were as follows:

	For the three months ended		Variance	For the nine months ended		Variance
	September 30,		favorable	September 30,		favorable
	2008	2007	(unfavorable)	2008	2007	(unfavorable)
Interest earned on cash	$187	$17,403	$(17,216)	$3,384	$54,273	$(50,889)
Interest paid on capital leases	(3,060)	(1,917)	(1,143)	(8,589)	(2,371)	(6,218)
Interest to TI note	(6,115)	(18,148)	12,033	(42,016)	(52,690)	10,674
Interest to 8% senior notes	(70,682)	(66,950)	(3,732)	(349,494)	(152,498)	(196,996)
Accretion of debt discount	(455,128)	(410,627)	(44,501)	(1,267,454)	(923,910)	(343,544)
Interest on financed receivables	(2,781)	—	(2,781)	(6,490)	—	(6,490)
Amortization of financing costs	(96,998)	(96,998)	—	(288,886)	(218,246)	(70,640)
Registration right obligation	—	(33,442)	(33,442)	—	(33,442)	(33,442)
	$(634,578)	$(610,679)	$(23,899)	$(1,959,545)	$(1,328,884)	$(630,661)

Comparison of Liquidity and Capital for the nine months ended September 30, 2008 and 2007

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2008 and 2007 were $388,068 and $2,307,321, respectively. The net loss generated in 2008 was $24,642 less than the prior period and non-cash items (depreciation, amortization, stock option vesting, warrant expense and stock issued for services or interest) were $462,645 more than the prior period in 2007.

Non-cash expenses increased by $414,184 during the nine months ended September 30, 2008 as compared to the same period of 2007 for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt. The amortization of the remaining $1,139,973 of debt discount and deferred financing costs will continue as non-cash expenses through January 2010.

The increase of accounts payable, payroll and other accrued expenses as of September 30, 2008 as compared to September 30, 2007 includes approximately $327,000 of deferred salaries, an increase of $53,000 in accounts payable and $156,000 in accrued expenses.

The increase of $164,000 of deferred revenue as of September 30, 2008 as compared to September 30, 2007 includes amounts collected which are expected to be realized as revenue in future periods.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2008 and 2007 was $181,027 and $166,136, respectively. Our capital investments during 2008 were related to our research and development efforts.

The growth in the research and development capital assets reflects approximately $113,000 of leasehold improvements required to relocate our laboratory facility and $10,614 related to a capital lease agreement commencing in 2008 for improved feeder systems for our twin screw extruder equipment. This capital lease has a term of twenty-four months and includes a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $74,702 as of September 30, 2008 in connection with lease agreements.

Financing Activities

Net cash provided from financing activities in the nine months ended September 30, 2008 and 2007 was $351,650 and $3,353,813, respectively. The cash flow from financing activities during 2008 primarily reflects long term related party financing of $390,000, net of $20,000 in expenses, during the three month period.

The cash flows from financing activities during 2007 primarily reflects the net proceeds received in connection with the 8% senior secured convertible notes on March 7, 2007.

During the first quarter of 2007, we also received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings are available under this line of credit agreement that expired on March 31, 2007. On August 1, 2008 in connection with the note issued to Platinum (see Note 2), TI agreed to discharge the $900,000 principal balance of these notes and $129,600 of unpaid interest in exchange for warrants.

During the nine months ended September 30, 2008, we received net cash advances from affiliated entities for shared services agreements, of $48,645 and had net cash repayments of $696 for the same period of 2007. This change in net payables outstanding between affiliates reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our independent board members review all shared service agreements for commercially reasonable terms.

During the nine months ended September 30, 2008, we made capital lease payments of $65,995 as compared to $18,794 for the same period of 2007.

During the nine months ended September 30, 2008, we incurred cash expenses of $20,000 for fees and professional services in connection with the issuance of our 8% sr. convertible debt as compared to $160,600 for the same period of 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In consideration for the cancellation of TI’s debt (see Note 3 to the Condensed Consolidated Financial Statements), on August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock. Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company. The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise. On the date that the warrant was issued, TI beneficially owned 4.05% of the Company through common stock and derivatives convertible into common stock within 60 days from the issue date held by TI and its affiliates. The Company had 2,173,714,879 fully diluted common shares, which gave effect to the conversion of all debt and equity instruments into common stock, per the terms of the warrant. On the date of issuance, the warrant was for a maximum of 646,377 common shares at a price of $0.0115 per share.

On September 29, 2008 the Investors (see Note 2 to the Condensed Consolidated Financial Statements) agreed to exchange detachable warrants to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

On October 7, 2008, the Company filed a Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock (the “Series C Designation”) with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Platinum Long Term Growth IV, LLC, evidencing 4,250,000 shares of Series C Convertible Preferred Stock of the Company (“Series C”). On October 7, 2008, the Company also filed a Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock (the “Series B Designation”) with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Longview Special Funding, Inc., evidencing 750,000 shares of Series B Convertible Preferred Stock of the Company (“Series B”). The Series B and Series C have an aggregate liquidation preference of $10,000 and participate in any dividends or distributions to the common shareholders on an as converted basis.

Each share of the Series B Convertible Preferred Stock, and each share of Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes). However, the Series B Designation limits the holder’s right to convert its Series B Convertible Preferred Stock, and the aggregate voting power attributable to its Series B Convertible Preferred Stock, to no more than 4.99% of the votes attributable to the total outstanding common shares. Accordingly, the votes attributable to the Series B Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis) and the votes attributable to the Series C Convertible Preferred Stock, therefore, represent approximately 86.74% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis), and the votes Series B Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 91.73% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Third Amended and Restated Articles of Incorporation	**
3.2	By-laws	**

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock, a copy of which is filed herewith.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	**

10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)

10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	**

10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	**
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)
10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)
10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)

21.1	Subsidiaries	(45)

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed October 3, 2008.
2.4	Incorporated by reference to Exhibit10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005

6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007

42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	November 14, 2008	/s/Cathy A. Fleischer
Cathy A. Fleischer, President

Date:	November 14, 2008	/s/Kent A. Tapper
Kent A. Tapper, CFO