Form 10-K
period 2008-12-31
NaturalNano , Inc.
filed 2009-04-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2008
or
☐Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

NATURALNANO, INC
Commission File No. 000-49901

Nevada	87-0646435
(State of incorporation)	(IRS Employer Identification Number)

15 Schoen Place Pittsford, New York 14534
(Address of principal executive office)

(585) 267-4848
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class
Common Stock (Par Value - $0.001)

Name of each exchange on which Registered
None

Securities registered under to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
YES ☐   NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐   NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer filer or a smaller reporting company.

    Large Accelerated Filer ☐       Accelerated Filer ☐    Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No☒

The aggregate market value of the stock held by non-affiliates (61,277,953 shares) computed by reference to the closing price of such stock ($0.05), as of June 30, 2008 was $3,063,898.

As of March 31, 2009, there were 67,507,045 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

NaturalNano, inc.

PART I
CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. Such forward looking statements include statements addressing operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue realization, revenue growth, earnings, earnings per share, or similar projections. These statements estimates involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

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

Our actual results may differ materially from management’s expectations. The following discussion should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue in the future, or that any conclusion reached herein will necessarily be indicative of actual operating performance in the future. Such discussion represents only the best present assessment of our management.

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

Item 1.

Business

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2008 of $5,667,486 and had negative working capital of $4,727,945 and a stockholders' deficiency of $4,287,389 at December 31, 2008. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During the third and fourth quarters of 2008, the Company received $390,000 and $85,000, respectively, in connection with a contingent commitment of $2,500,000 in additional working capital.  The commitment for further capital advances was contingent on certain operational milestones to be achieved by the Company.  The Company had not achieved these milestones as of December 31, 2008 and as a result this agreement was terminated.

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June30, 2009.

Due to the strain on the Company’s liquidity throughout 2008, we have experienced product introduction and commercialization delays. During the fourth quarter we implemented significant staff and cost reductions.  As of December 31, 2008, only two employees were active in the Company; the President and Chief Financial Officer.  In February 2009, Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of our Series C Convertible Preferred Stock elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  Also in February 2008, the President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became our sole officer.  To fill the vacancies created by the resignations, Mr. Wemett, our sole director and officer, appointed Kathleen Browne as Acting Chief Financial Officer.

Management is actively assessing the Company's operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Description of Business

NaturalNano, Inc. was founded in December 2004 in Rochester, New York to develop proprietary materials and processes utilizing naturally occurring nanotubes. These nanotubes have demonstrated notable value to the multi-billion polymer composites industry by providing stronger, lighter, less expensive nanocomposites. In addition, we have patent protection for the use of nanotubes for controlled release and delivery of active agents useful in industries ranging from household products to cosmetics.

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

The nanomaterial we are using is halloysite nanotubes (HNTTM), which is a nanotubule mineral that occurs in nature in many kaolin clay deposits. This material is actively mined today, both in the USA and internationally and is used by the paper, cement and ceramics industries, among others. We intend to utilize these deposits, and other original sources, to economically obtain and refine nanotubes in quantities of thousands of tons per year.

The Company’s strategy to generate revenue and long-term growth is focused on two distinct phases:

(I)	enter the market with unique, differentiated, patented composite materials and;

(II)	grow beyond the composites industry by exploiting the controlled release functionality by filling our nanotubes with active agents that create advantaged, high margin products.

Research and Development
Our research and development plans have historically focused on material characterization, formulation testing and product accreditation for nanoscale materials and nanoclays, our Pleximer products and filled-tube products. These efforts have included process and product evaluations and development in the areas of:

•	The use of halloysite as an additive in composites and polymers.

•	Enhancing the extended release properties resident halloysite clay.

•	The study and evaluation of halloysite material characteristics.

•	Process development and scale-up of HNT treatment processes.

For the twelve months ending December 31, 2008 and 2007 we invested $1.4 million and $2.0 million, respectively, in support of our research and development programs. Since inception, December 22, 2004, the Company has invested $6.1 million in research and development related to the evaluation, design and development of the Pleximer products, nanomaterial based products and filled-tube products.

Pleximer Products

Our technology development has been directed to the production of our first nanocomposite product, PleximerTM. Our team has also been focused on related manufacturing solutions utilizing various advances in material science and chemistry to enhance and simplify current polymer manufacturing processes. Pleximer has been designed to address the manufacturing process challenges encountered by many polymer and plastics processing companies in meeting end-user demands for stronger, lighter and lower cost polymer-based products. Pleximer is a halloysite nanotube polymer concentrate that can be added directly to a polymer molder or extrusion process. As an example, a 30% HNT polypropylene Pleximer product could be blended in molding equipment with pure polypropylene to obtain a final polymer nanocomposite with 5 to 10% HNT concentration of polypropylene, which results in increased stiffness and durability.

Plastics (also referred to as “polymers”) have been used for years in the production of lightweight components of finished goods across a wide array of industries. “Plastic composites” are engineered advanced materials that are produced from two or more raw materials to create a new, improved product. Commonly, components added to the production of an engineered composite include a fiber or filler material to add strength to the end product. The advanced materials used for a plastic composite are produced by combining the polymer and filler components and melting them in order to bind them together. Polymers are a common component in composite formulations because of their ability to be molded into desired shapes and structures at a relatively low temperature.

We believe that Pleximer and similar formulations will change the product performance characteristics of existing composite formulations, thereby resulting in stronger, lighter and less expensive end products when compared to composite products currently available in the market. Our research teams have completed laboratory and pilot-scale testing that confirms a significant strength improvement and increased flexibility for molding plastic components when our halloysite-based Pleximer is used.

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

Our success with Pleximer is dependent on our ability to tailor products and system-solutions in close cooperation with our potential customers. A further success factor will be our ability to solve our customer’s manufacturing problems quickly, within their manufacturing environment, and tailored to their market definitions and constraints. We believe a joint development approach with one or more customers will offer us opportunities to extend the range of Pleximer to a family of related products and new application solutions. Our strategy is to nurture our joint development agreements (“JDA”) into customer relationships with our development partners as specific applications and accreditation processes develop. We currently have several JDA partners focused on developing applications where our products would be ordered for use in products to be manufactured and sold commercially.

We have made significant capital investments and will continue to invest in equipment that allows us to produce trial scale batches of Pleximer for customer attribute validation and characterization testing. These investments also allow us to produce manufactured materials for high margin, small volume niche market applications. In certain instances, we may utilize third-party toll manufacturers to produce Pleximer products in instances where our customer requires a finished formulation of Pleximer for incorporation into their manufacturing process.

We envision that in some instances, we will license our technology to allow our customers to incorporate our know-how and patented processes in the areas of functionalized nanotubes into their manufacturing process. In instances of licensing agreements, our customer (a materials compounder or polymer supplier, as an example) could then directly produce the functionalized materials for each of their specific applications. Our licensing strategies will focus on segmenting applications by (i) manufacturing technology used currently by the customer, (ii) the market addressed by the customer/licensee and (iii) the complexity of the processing application. We believe that future licensing agreements will be negotiated based upon the customer’s industry segment and the complexity of the traditional processing alternatives available.

Nanocomposites

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

NaturalNano’s Pleximer concentrates have been designed to respond to customer needs by providing materials that are stronger, lighter and less expensive. For example, in the transportation industries (automotive, trucking, aerospace) it is desirable to remove weight in order to achieve better fuel economy in tandem with the ability to carry more cargo. Further advances in stronger, lighter, and less expensive materials are sought out by aerospace and other transportation industries.

The following chart displays data obtained from testing performed in 2007 by our research team in NaturalNano laboratories. This data demonstrates the improvements in certain material characteristics when 6% and 11% HNT materials are added to polypropylene:

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

Filled Tube Products

NaturalNano’s second generation halloysite nanotube (“HNT”) products involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite nanotubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product contains a material of interest within the tubes such as an antimicrobial compound to provide antimicrobial properties to the resulting polymer composite material. This would be valuable, for example, in the fabric industry for athletic wear. During 2008 we began the evaluation and testing on several application opportunities relating to filled-tube products in industries including household, personal care and agrichemicals. Our strategy for the market introduction of the filled-tube products is the establishment of joint development agreements with various field-of-use development partners. These JDA agreements would include various product demonstration, validation and accreditation trials prior to market commercialization. We intend to prioritize the selection and evaluation of JDA and commercialization partners in order to accelerate our entry into the filled-tubes market.

The Company has certain joint development partners  focused  on markets for filled-tubes product opportunities. For example, HNTs filled with fragrances using our extended release technology under development, will elute out of the tube slowly over time. This is of interest for household products such as laundry detergents, or health and beauty products. The filled tube technology provides potential for longer lasting treatments, with lower levels of active agents. In agrichemical applications, the tubes can be filled with pesticides for treatment of crops, thus providing a longer lasting treatment with lower levels of pesticides and a smaller environmental footprint.

The processes for filling the tubes, for applications of interest such as cosmetics and agricultural, are covered by patents licensed from the U.S. Department of the Navy and by pending patent applications. The underlying technology for these products and processes are covered by patent applications pending issuance and certain issued patents with expiration dates ranging from 2013 to 2025 and described further under the heading “Intellectual Property.”

NaturalNano’s Technologies

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

The filled-tube products will focus on the utilization of the tubular nature of the halloysite nanotubes, by filling the tubes with active agents for the polymer nanocomposites, household products, cosmetics, agriculture, and pharmaceutical industries. NaturalNano has exclusive rights to patents covering usage of HNT and their unique hollow-tube structure that allows chemicals, additives or other materials to be added to the inside of the tubes, creating a slow or controlled release of the material. We believe the combination of development work in our laboratories and collaboration with one or more strategic partners would allow the Company to focus on the design of high margin, filled nanotube products.

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

Strategy

The NaturalNano commercialization strategy is to initially focus on the development and introduction of its halloysite nanotube polymer concentrate, the Pleximer family of products. These products have introduced a lower cost nanoclay alternative to the polymers and composites market segment. The Company’s researchers believe the unique characteristics of halloysite clay allow for the development of a novel process and material compound that will provide the stronger and lighter characteristics currently available from platy nanoclays, with a low cost processing structure relative to current nanomaterials such as carbon nanotubes (synthetic nanotubes formed from carbon) and platy nanoclays. This low cost benefit results from naturally occurring materials, such as HNTs, that can be run in today’s manufacturing process; thereby capitalizing on a significant market that cannot currently run nanocomposites. Market research indicates that the combination of stronger, lighter and less expensive materials is a high priority for companies producing products in the growing nanocomposites industry.

The Company has made investments, through the purchase or lease of capital assets and licensing rights, in connection with the research, development and commercialization of the Pleximer and filled-tube products. During 2007-2008, the Company invested $540,000 in capital investment, including capital leases, for testing and characterization equipment associated with: (i) clay separation processes, (ii) polymer extruder equipment and upgrades, (iii) tube filling and evaluation tools, (iv) laboratory expansion, and (v) equipment such as a Scanning Electron Microscope (SEM). Our investment in this specialty engineering equipment is expected to provide the Company with tools for the characterization of thermal stability and strength of our nanocomposite formulations.

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (“NRL”) (the “License Agreement”). Under the License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles and local drug delivery fields. The License Agreement provides a license to the Company for the licensed patents, any patents issuing thereon and any re-examination, re-issue, continuation or division thereof within the United States of America until each subject patent expire and is subject to certain Company requirements regarding commercial plans and  investments in marketing and or research and development for the related product applications.

The critical milestones associated with the commercialization of the Pleximer family of products include: advanced pilot and manufacturing scale trials, application definitions and formulation optimization which will occur in combination with the customer validation and accreditation processes. Advanced pilot trials including customer evaluation and validation are currently underway for certain Pleximer-based products in certain applications utilizing polypropylene and nylon polymers. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take between three and six months, and in certain instances even longer, from the initial completion date for product design.

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

The potential markets for our technologies are significant and have been projected to grow as future developments in material science and customer demands develop.

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

•	The total estimated North American market for polymers and plastics, as presented by the Society of the Plastics Industry (SPI) in 2004, was approximately $345 billion in shipments.
•	The worldwide market for cosmetics and household care products, measured by Euromonitor International in 2003, estimated these markets at $201 billion and $83 billion, respectively.
•	According to “World Nanomaterials,” a new study from the Freedonia Group, Inc. world demand for nanomaterial is forecast to reach $4.2 billion by 2011.

One of our priorities in 2009 and forward is focused on expanding our customer base and product applications for our Pleximer and filled-tubes products. We believe our products and technologies provide a lower cost alternative for the nanoclay segment of the polymer composites market. We believe our patented technology leverages the unique characteristics of halloysite clay in the development of novel compounds to provide stronger and lighter end-products currently desired in multiple commercial industries. These lighter and stronger characteristics can be achieved using our technology using conventional processing equipment resulting – thereby resulting in lower fabrication costs. Our JDAs and research projects completed in recent years indicate growing interest in our technology.  Our focus is to expand the awareness of our technology, products and application opportunities through polymer industry forums, trades shows and via the engineering community. The Company’s executive team is currently responsible for developing relationships with prospective customers and future joint research and development partners.

Polymer Composites

NaturalNano’s proprietary process will provide a polymer nanocomposite product with high strength, lower weight, and low cost; a unique combination in the nanocomposites market. This capability provides a strong competitive advantage in the market for clay nanocomposites, and could dramatically expand the potential market beyond current forecasts.

Composite plastic technologies are widely used in products ranging from aircraft and automotive, to building materials and sporting goods. Composites provide a combination of properties not possible with traditional materials such as metal or plastic. The American Composites Manufacturers Association has estimated in prior years that the global composite plastic market could reach $40 billion in annual revenues.

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

During 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite. In consideration of these actions and due to the related uncertainty of the future delivery of this inventory, all prepaid inventory related to Atlas Mining Company was marked down to zero with a corresponding  charge to operational expense in 2007.

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

The Company believes it has identified various sources of halloysite that are considered suitable as alternate suppliers of this raw material, and as such, is not solely dependent upon Atlas Mining Company nor the mine in New Zealand for delivery of halloysite materials. During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer products available for sale. As of December 31, 2008, $20,209 of costs to purchase, ship, store this halloysite inventory was reflected on the Company’s balance sheet as a current asset. The Company expects that such inventory will be utilized in the coming twelve months.

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

Customers

During 2007 we obtained our first revenues for our Pleximer product. The market introductions for Pleximer-based products are expected to be, primarily, for furniture, transportation, packaging, sporting equipment, and electronics product applications. The Company believes that 2009 operating revenues will be generated from the sale of processed and functionalized HNTs and possibly products in a polymer-based pellet or flake forms under the product name “Pleximer.” There also may be opportunities in 2009 for funded development of applications of interest to our joint development partners. Management anticipates that future results of manufacturing-scale testing, as they may occur in the future with joint development partners, will identify instances for common development that could offer new market offerings to solve strength and dispersion issues that result from traditional platy nanoclay formulations

Sales

The Company’s executive team is currently responsible for developing relationships with prospective customers and joint research and development partners. During 2009 we may recruit sales employees with chemical, manufacturing and engineering experience to assist with the design and commercialization of system-solutions to generate product and licensing revenues for the Company, as our cash flow and liquidity allows.

We believe that strategic partnerships and joint development agreements (“JDA”) are an important element of our commercialization strategy. To date, we have entered into several JDAs and are actively evaluating and testing product applications under these JDAs. During 2007, our JDAs primarily addressed the development and commercialization of polypropylene and nylon-based Pleximer products. Our 2008 JDA efforts broadened the range of polymer systems and began development of filled tube applications. In 2009, we expect to continue to work with these JDA partners and to seek additional partners as our product knowledge and applications opportunities develop. We will continue pursuing suitable additional JDA partners for additional product applications. We anticipate that our JDA partners will help us to validate and expand our technology, develop and optimize extrusion (melt blending) processes, offer insight into additional application opportunities, as well as assist in the development of future sales channels.

The goal of these agreements is to develop and commercialize products of interest to each of the partners. The JDAs each contain provisions regarding commitments for future product supply, relative to the products and processes developed, and cross licensing agreements. Historically each party to the joint development agreements has been responsible for the cost of the activities initiated by it own employees and consultants.

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

Today’s nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements. The compatibility of HNTs with a broader range of polymers will provide an opportunity for NaturalNano to compete in the polymer composite industry in segments where platy clays cannot currently be used. NaturalNano intends to develop joint development partnerships with compounding companies to enter directly into the supply chain and bring the product to the end user through our partners. The nanoclay segment of the nanocomposite market, which includes halloysite, is expected to grow to $348M in 2010 (according to a study released in June 2006 by BCC Research). Therefore, we believe there is a large opportunity for growth and market share for multiple companies, including NaturalNano, in this segment.

Employees

As of December 31, 2008, the Company had two full-time employees; our President and Chief Financial Officer. Due to the Company’s liquidity position described above, spending and staff reductions have been significant in the fourth quarter of 2008 and cost reductions have continued into 2009. In February 2009, Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of our Series C Convertible Preferred Stock elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  Also in February 2008, the President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became our sole officer.  To fill the vacancies created by the resignations, Mr. Wemett, our sole director and officer, appointed Kathleen Browne as Acting Chief Financial Officer.

If our liquidity and cash positions improve, the Company will hire two research staff in 2009 in connection with the product development and commercialization of our products. We anticipate the aggregate annual cost of these additional research employees would be $100,000. There are no assurances that the Company’s liquidity and cash position will improve and allow such hiring to be initiated. Our evaluation of human resource needs may result in our use of experienced part-time consultants in various functional areas in lieu of hiring of full-time employees. All of our employees and consultants are required to signed confidentiality agreements and non-compete agreements, as appropriate.

Intellectual Property

NaturalNano owns or holds license to 25 issued or pending patents. An overview of the Company’s issued, pending and licensed patents are summarized below.

Issued patents assigned from Technology Innovations, LLC (our former corporate parent) in the first quarter of 2007:

•	#7425232 Hydrogen storage apparatus comprised of halloysite and mineral microtubules, issued on 9/16/08 and expires on 4/15/2024, and

•	#7400490 Ultra-capacitors comprised of mineral microtubules, issued on 7/15/08 and expires on 1/25/2025.

Pending patent applications developed internally cover the following processes and applications:

•	Improved polymeric composite including nano-particle filler,
•	Nanocomposite master batch composition and method of manufacture,
•	Nanocomposite method of manufacture,
•	Improved polymeric adhesive including nanoparticle filler,
•	Improved polymeric coatings including nanoparticle filler, and
•	Fire and flame retardant polymer composites.

Pending patent applications assigned from Technology Innovations, LLC (our former corporate parent), during the first quarter of 2007, include the following processes and applications:

•	Halloysite microtubule processes, structures, and composites,
•	Method for stabilizing nanotubular halloysite,

Patent licensed from Ambit Corporation under non-exclusive license agreement:

Patent # 6,885,845 for Personal Communication Device Connectivity Arrangement, expires on 12/21/2014.

Pending patent applications developed jointly with the Naval Research Labs under a Cooperative Research and Development Agreement (CRADA) include the following:

•	Cosmetic skincare applications employing mineral-derived tubules for controlled release,
•	Radiation absorptive composite and methods of production, and
•	A method for treating agricultural crops using materials associated with tubular carriers.

Issued patents and applications licensed on a partially-exclusive basis from the Naval Research Laboratories include the following processes and applications:

•	Patent #5492696 Controlled Release Microstructures, expires on 2/20/2013,
•	Patent #6013206 Process for Formulation of High Aspect Ratio Lipid microtubules expires on 1/11/2017,
•	Patent #6280759 Method of Controlled Release and Controlled Release Microstructures expires on 8/28/2018,
•	Patent #6913828 Production of Hollow Metal Microcylinders From Lipids, expires on 7/5/2022,
•	Patent #6936215 Process for Control of Bilayer Numbers Leading to High Efficiency Production of Lipid Microtubules, expires on 8/30/2022,
•	Patent #7125476 Methods and Devices for Microwave-Attenuating Composite Materials, expires on 10/24/2023,
•	Patent application No. 11/229,433 entitled “ Nobel biodegradable biofouling control coating method of formulation”, and
•	Patent Application No. 10/863,848 Waterborne Coating Containing Microcylindrical Conductors and Non-Conductive Space Filling Latex Polymers.

Patent Assignment modifying License Agreement with Technology Innovations, LLC

During the first quarter of 2007, our then corporate parent, Technology Innovations LLC (“TI”) assigned to us, without cost, all rights, title, interests in, and improvements to, various issued patents and pending applications which TI had previously licensed to us.

License with Naval Research Laboratory

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (“NRL”) (the “License Agreement”). Under the License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles, and local drug delivery fields. The License Agreement allows the Company to sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The License Agreement provides for a license issue fee of $500,000 to be paid in installments as follows: $50,000 in October 2007, $50,000 in August 2008, $100,000 in October 2008, $100,000 in December 2008, $100,000 in June 2009, and $100,000 in December 2009. As of December 31, 2008, the Company had paid $100,000 under this agreement and was delinquent in $200,000 of payments defined under the agreement.

The License Agreement provides for royalties of 5% of net sales, subject to certain minimum royalty payments. The agreement requires minimum annual royalty payments, paid in advance, in October of the year prior to the royalty period. Minimum annual royalties defined under this agreement are as follows: $76,667 for amounts payable in 2007, $144,333 for amounts payable in 2008, $212,000 for amounts payable in 2009, $279,667 for amounts payable in 2010, $347,333 for amounts payable in 2012 and $30,000 per year thereafter as defined. As of December 31, 2008, the Company had paid $76,667 under this agreement. Royalty payments resulting from this agreement are expensed as incurred.

Prior to the fourth quarter of 2008, the Company had been amortizing the $500,000 Navy license issue fee over the 5 year term of the license agreement on a straight-line basis. During the fourth quarter of 2008, the Company evaluated the recoverability of the net capitalized license issue fee and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows including required minimum royalty payments was uncertain.  As such, the carrying value of this capitalized license issue fee was reduced to zero during the fourth quarter of 2008. This asset impairment determination was based on management’s judgments regarding the Company’s current cash position, the requirements for minimum annual funding requirements for royalties and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as discussed in Note 1). In connection with this evaluation, a fourth quarter impairment loss of $ 375,000 was recorded to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008.

During the twelve months ended December 31, 2008 and 2007, $100,000 and $25,000, respectively, of amortization expense was recognized for this license agreement.

License Agreement with Ambit Corporation

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

The Company had been amortizing the Ambit license over an estimated useful life of 9 years which would have been completed in 2014. During the fourth quarter of 2008, the Company evaluated the recoverability of the net book value of this intangible asset and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows was uncertain.  As such, the carrying value of this license was reduced to zero during the fourth quarter of 2008. This asset impairment determination was based on management’s judgment regarding the Company’s current cash position, and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as discussed above.)  In connection with this evaluation, a fourth quarter impairment loss was recorded of $198,910 to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008.

During the twelve months ended December 31, 2008 and 2007, $33,512 of amortization expense was recognized prior to the impairment loss.

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

Sales of some of the products and services we have developed or intend to develop, may be subject to the policies and approval of the U.S. Department of State, Department of Commerce or Department of Defense. Any international sales may also be subject to U.S. and foreign government regulations and procurement policies, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings.

Item 2.	Description of Property

During the first quarter of 2009, the business office for the Company was relocated to and is currently conducted from office space located at 15 Schoen Place in Pittsford, New York. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet at 832 Emerson Street in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent is $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option of up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period. The company relocated its business offices to this location coincident with the Schoen Place lease assignment described below.

Prior to August 15, 2008 the Company leased business office space at 15 Schoen Place in Pittsford, New York.  This lease which commenced in March 1, 2007, called for annual rent of $44,000 through February 28, 2009, at which time the annual rent was scheduled to increase by 5%. In addition to being responsible for utilities within our leased space, we agreed to pay our proportionate share of utility charges for common area within the building. On August 21, 2008 the Company assigned and transferred all the rights and responsibilities under this lease agreement to Technology Innovations, LLC.

On February 1, 2006, the Company entered into a two year lease agreement that included a one year renewal option and expired on January 31, 2009.  This space, representing approximately 3,000 square feet of laboratory space, had been used in the establishment of our initial research facility and was located in Rochester, New York.  The annual rent for each of the initial two years of the agreement was $46,187 and increased to $47,687 when the Company exercised its option to renew the lease for a final year. The Company was responsible for its pro rata share of the operating costs of the facility during the lease period and such costs were assessed annually by the landlord.  On March 31, 2008, the Company and the landlord agreed to terminate this lease effective May 31, 2008.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company is evaluating the components of this demand notice and is working to respond to this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2008. The Company has retained counsel in connection with this demand.

We received a letters and demands for payment in April 2009 from our landlord at our Emerson Street facility in Rochester, NY and a creditor in connection with a capital lease for certain equipment used in our operations.  As it relates to the facility, as of the end of March 2009, we had accrued and unpaid rent amounting to $12,500.  As it relates to the capital lease, as of the end of March 2009, there are past due payments aggregating approximately $30,000.  Discussions with the creditors relating to this matter are ongoing and we intend to arrange payment plans related to all past due amounts, as well as future obligations.  All amounts outstanding as of December 31, 2008 have been recorded as a liability in the accompanying financial statements.

Except as described above, the Company is not a party to any material legal proceedings and there are no material legal proceedings pending with respect to us or our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers, or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 10, 2008, an information statement was furnished to all holders of Common Stock of the Company as of September 12, 2008, in connection with the proposed actions cited below, as taken by the Company without a meeting pursuant to the written consent of the holder of a majority of the voting power of the Company:

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

4. The election of six (6) members of the Board of Directors, each to serve until the 2009 Annual Meeting of Stockholders or until a successor is elected.

5. The approval of Freed, Maxick & Battaglia, CPAs, PC. as the Company’s independent registered public accounting firm for the fiscal year ending December 31. 2008.

The foregoing actions were approved by the holders of the majority of the Company’s issued and outstanding common shares on September 23, 2008 and became effective on October 30, 2008.

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

The high and low share prices for the Company’s common stock as reported on the over-the-counter bulletin board for each quarterly period since January 1, 2007 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2007

First quarter	$0.38	$0.19
Second quarter	0.32	0.20
Third quarter	0.27	0.16
Fourth quarter	0.27	0.09

For the year ended December 31, 2008

First quarter	$0.14	$0.06
Second quarter	0.07	0.05
Third quarter	0.07	0.02
Fourth quarter	0.03	0.003

The closing price of the Company’s common stock on April 10, 2009, as reported on the OTC Bulletin Board, was $0.01 per share. As of March 31, 2009 there were outstanding 67,007,045 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,033,166	$0.19	802,498,833*
Equity compensation plans not approved by security holders	162,624,651	$0.005	none
Total	185,346,983	$0.007	802,498,833
* The shares are issuable under the Company’s 2008, 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock awards or restricted stock units which vest based upon Board designation at the time of grant.

Equity Compensation Plans Approved by Security Holders include the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”) and the 2008 Incentive Stock Plan (the”2008 Plan”).  Officers, employees, directors and consultants may be granted options under these plans to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. These plans also provide for the granting of performance-based and restricted stock awards.

These Plans have been approved by the Company’s shareholders and are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2008 included (a) 240,741 warrants granted in 2007 in connection with consulting services, (b) 162,093,910 warrants granted in connection with March 7, 2007 due diligence services provided by the lenders agent, (c) 200,000 warrants granted in connection with a short term borrowing agreement in 2008 and (d) 90,000 stock options granted in 2006 outside of the 2005 and 2007 Plans.

Recent Sales of Unregistered Securities

I.     On February 1 and 9, 2006, we issued an aggregate of 314,700 shares of our Common Stock to three entities in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. Specifically, we issued:

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

II.    On March 30, 2006, in connection with the agreement by SBI Brightline XIII, LLC to purchase shares of our Common Stock, we issued to SBI a warrant for the purchase of up to 3,300,000 shares of our Common Stock. The transaction with SBI was a private placement not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. On July 9, 2006, we cancelled the warrant.

III.     On July 9, 2006, following the cancellation of the warrant that had been issued to SBI Brightline XIII, LLC on March 30, 2006 and in connection with a new agreement by SBI to purchase shares of our Common Stock, we issued to SBI a warrant for the purchase of up to 4,770,000 shares of our Common Stock. The transaction with SBI was a private placement not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

IV.    On March 7, 2007, pursuant to a Loan and Security Agreement (the “Purchase Agreement”) with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”), for its own account and as agent for the other investors, we issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of our common stock at a price of $0.22 per share (subject to certain anti-dilution adjustments). On March 7, 2007 we also issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of our common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of our common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of our common stock at an exercise price of $0.33 per share. In connection with those issuances, on March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, we paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A warrants for the purchase of 332,387 shares of our common stock at $0.22 per share, (iii) Series B Warrants for the purchase of a total of 1,473,581 shares of our common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of our common stock at an exercise price of $0.22 per share (subject to certain anti-dilution adjustments). The Notes and Warrants were issued in a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4(2) thereof and Regulations D and S promulgated thereunder. The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had an original conversion price that was adjusted in accordance with the anti-dilution provisions to a conversion price of $0.005. This conversion price was triggered as a result of the issuance of notes on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.  The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new conversion price of $0.005 per share. (See item VIII below.)

V   On March 26, 2007, we issued an aggregate of 160,000 shares of common stock to two entities in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued 100,000 shares to F.M. Office Express, Inc. and 60,000 shares to Pittsford Flour Mill, LLC in connection with services performed on our behalf in connection with the relocation and planning for our new office location.  The issuances were made as private placements not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

VI   On June 6, 2008 the Company received $200,000 under a promissory note and issued a 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share, the Company valued such warrant at $6,490 as of the repayment date of the note. During the twelve months ended December 31, 2008, $6,490, was realized as additional interest expense related to this warrant.

VII   On August 6, 2008 and in consideration for the cancellation of TI’s debt the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  If the underlying shares are purchased before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  On the date that the warrant was issued, TI beneficially owned 4.05% of the Company through common stock and derivatives convertible into common stock within 60 days from the issue date held by TI and its affiliates. The Company had 2,173,714,879 fully diluted common shares, which gave effect to the conversion of all debt and equity instruments into common stock, per the terms of the warrant. On the date of issuance, the warrant was for a maximum of 646,377 common shares at a price of $0.0115 per share.

VIII   On September 29, 2008 the Investors agreed to exchange detachable warrants (to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share related to the March 7, 2007 convertible notes payable) for 5,000,000 shares of preferred stock.

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

IX   On September 29, 2008, the Company entered into a new Loan and Security Agreement (the “New Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes due January 31, 2010 to the Lenders.  The Loan Agreement provides for additional advances, subject to performance milestones being achieved by the Company that could total an additional $2,025,000. These milestones had not been achieved as of December 31, 2008 and as a result this agreement was terminated. The New Notes are convertible into common stock of the Company, with a conversion price of $0.005 that bear interest at the rate of 8% per annum, with interest payable quarterly, in arrears, in freely traded stock or in cash at election of the Company.  All unpaid interest and principal will be due and payable at maturity on January 31, 2010 and no payments of interest are required prior to January 31, 2009.

X    On July 24, 2006 we granted an option to Cathy A. Fleischer, at the time our Chief Technology Officer, for the purchase of 40,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan and the shares issuable upon exercise of this option have not been registered under the Securities Act of 1933.

XI   On December 7, 2006, we granted an option to Sir Harold W. Kroto, a consultant to the Company and at that time a member of our Scientific Advisory Board, for the purchase of 50,000 shares of Common Stock at an exercise price of $0.10 per share. This option was not granted under a stockholder-approved plan and the shares issuable upon exercise of this option have not been registered under the Securities Act of 1933.

XII  On September 26, 2008, the Company entered into a consulting agreement with Technology Innovations LLC whereby TI agreed to provide certain advisory services until September 26, 2010.  In exchange for such services, the Company agreed to issue TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date, or an effective Form S-8 registering shares issued to TI, is less than the VWAP on the date such shares were issued the Company agreed to pay TI such difference in cash. As of December 31, 2008, TI was issued 300,000 shares of common stock valued at $11,700.

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

Item 7.	Management’s Discussion and Analysis

Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. Such forward looking statements include statements addressing operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue realization, revenue growth, earnings, earnings per share, or similar projections. These statements estimates involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

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

Our actual results may differ materially from management’s expectations. The following discussion and analysis should be read in conjunction with our financial statements included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue in the future, or that any conclusion reached herein will necessarily be indicative of actual operating performance in the future. Such discussion represents only the best present assessment of our management.

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

General

During the year ended December 31, 2008 we were, and for 2009 we expect we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing nanotubes.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2008 of $5,667,486 and had a cash balance of $1,148 and negative working capital of $4,727,945 and a stockholders' deficiency of $4,287,389 at December 31, 2008. The Company does not currently have sufficient funds to pay its expenses for the next twelve months. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During the third and fourth quarters of 2008, the Company received $390,000 and $85,000, respectively, in connection with a contingent commitment of $2,500,000 in additional working capital.  The commitment for further capital advances was contingent on certain operational milestones to be achieved by the Company.  The Company had not achieved these milestones as of December 31, 2008 and as a result this agreement was terminated.

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June30, 2009.

Due to the strain on the Company’s liquidity throughout 2008, we have experienced product introduction and commercialization delays. During the fourth quarter we implemented significant staff and cost reductions.  As of December 31, 2008, only two employees were active in the Company; the President and Chief Financial Officer.  In February 2009, Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of our Series C Convertible Preferred Stock elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  Also in February 2008, the President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became our sole officer.  To fill the vacancies created by the resignations, Mr. Wemett, our sole director and officer, appointed Kathleen Browne as Acting Chief Financial Officer.

Management is actively assessing the Company's operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Comparison of Liquidity and Capital Resources
for the years ended December 31, 2008 and 2007

Operating activities

Net cash used in operating activities in the years ended December 31, 2008 and 2007 were $545,926 and $2,855,381, respectively. The net loss generated in 2008 was $193,154 less than the prior period but non-cash items (depreciation, amortization, stock option vesting, warrant expense and stock issued for services) were $1,324,315 greater in 2008 than the prior period in 2007. The increase in non-cash items reflects the increase in stock grants in satisfaction of interest and services as well as the impairment loss of $573,909 recognized for intangible license and patent assets during 2008.

For the twelve months ended December 31, 2008 and 2007 the company recognized non-cash expenses of $1,827,049 and $1,644,263, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt. The amortization of the remaining $1,196,306 of debt discount and deferred financing costs will continue as non-cash expenses through January 2010.

The decrease in the net loss for the year ended December 31, 2008 reflects reduced spending in the fourth quarter of 2008. As described above, the Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that all spending categories will be reduced in the 2009, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow. The $882,987 increase in accounts payable, payroll and other accrued expenses in the year ended December 31, 2008 reflects these cash flow and liquidity challenges.

Investing activities

Net cash used in investing activities in the years ended December 31, 2008 and 2007 was $248,093 and $216,137, respectively. Our capital investments during 2008 and 2007 were primarily related to our research and development efforts. Leasehold improvements of $117,170 were made in 2008 in connection with the relocation of our laboratory facility. During 2008, we also invested $10,614 under a capital lease agreement relating to an improved feeder system for our twin screw extruder equipment. This capital lease has a term of twenty-four months and includes a $1 purchase option at the end of the term. Our intent is to purchase the equipment at that time. As a result, the leased equipment is being depreciated over the expected life (five years) of the equipment rather than the term of the lease. We had capital lease obligations of $66,255 outstanding as of December 31, 2008 in connection with various lease agreements.

Total purchases of capital investments in 2008 reflected $196,158 for research and development and $2,126 for general and administrative activities. Additionally in 2008, the Company acquired laboratory equipment under lease agreements in the amount of $24,766. During the first quarter of 2007, we issued 160,000 shares of common stock as payment for leasehold improvements in connection with our office relocation.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2008 and 2007 was $390,227 and $3,336,820, respectively. The cash flows from financing activities in 2008 reflect the receipt of $475,000 in proceeds from convertible notes issued in the third and fourth quarters of 2008 and the capitalization of $20,000 in related deferred financing costs. The 2007 cash flow from financing activities reflects the $3,250,000 proceeds from the 8% convertible debt issued in March 2007, described in Note 2.

During 2008, we received  cash advances of $107,200 from affiliated entities for shared services agreements and repaid $96,531 on related party payables during the year. This change in net payables outstanding between affiliates of $10,669 reflects the sharing of certain networking and consultant services provided among these affiliate entities. Our disinterested board members review all shared service agreements for arms-length terms.

On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, TI agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued under the outstanding TI line of credit. On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

During the year ended December 31, 2008 and 2007, we made capital lease payments of $74,442 and $38,040, respectively.

During the first quarter of 2007, we received $300,000 in advances in accordance with the TI line of credit agreement. No additional borrowings were available under this line of credit agreement that expired on March 31, 2007. The $900,000 in principal outstanding on this line of credit agreement and all accrued and unpaid interest of $129,062 was cancelled in connection with a warrant issued to TI (see Note 3.)

As of December 31, 2008 and 2007, we had an accrued liability for $82,489 for registration rights obligations which are due to the holders of the 8% senior convertible notes but have not been paid. During the year ended December 31, 2007, we paid $63,539 in registration rights liquidated obligations to the holders of the 8% senior convertible notes. We incurred cash expenses of $160,600 for fees and professional services in connection with the issuance in March 2007 of the 8% senior secured convertible debt.

During 2007 several participants in our incentive stock option plan exercised their options and provided $34,000 in cash inflows. No stock option exercises occurred in 2008.

Comparison of Statement of Operations
For the years ended December 31, 2008 and 2007

Revenue and Gross Profit

During the twelve months ended December 31, 2008 and 2007, the Company recorded $271,844 and $15,250, respectively in revenue for samples, products and funded development. The increase in revenue in 2008 of $256,594 over 2007 resulted from an increase in orders and shipments of sample products of Pleximer product and halloysite processing, and from funded development with a JDA partner. The cost of goods sold during for the year ended December 31, 2008 reflects $88,556 related to these revenues.

Operating Expenses

Total research and development expenses for 2008 decreased by $632,207 from $2,026,743 incurred for the year ended December 31, 2007 to $1,394,536 for the year ended December 31, 2008. This decrease was primarily attributable to the reduction in spending in labor and consulting related services during 2008.  During 2007, the Company had significant investments in research and development related to the validation of product performance characteristics related to the Pleximer product introduced during the fourth quarter of 2007. Employee stock compensation expense was lower in 2008 compared to 2007 based on option grants made in prior years and have been expensed in accordance with the original vesting of these grants. The increase in depreciation expense in 2008 reflects capital investments in research and development asset of $223,050 made in 2008. During 2008, certain research and development expenses were classified as cost of products produced and shipped to customers during the year then ended.

	For the year ended		Variance
	December 31,		increase
Research and Development	2008	2007	(decrease)
Salaries & Benefits	$555,336	$815,491	$(260,155)
Stock option compensation	354,508	539,126	(184,618)
Patent costs	154,421	43,557	110,864
Depreciation	149,089	67,777	81,312
Consulting services	97,272	255,974	(158,702)
Equipment Costs	9,379	43,315	(33,936)
All other	150,551	261,503	(110,952)
Allocation to cost of goods	(76,020)	-	(76,020)
	$1,394,536	$2,026,743	$(632,207)

Management is actively assessing the Company's operating structure for the purpose of reducing ongoing expenses across all categories of expense. We will continue to invest in research and development programs and product development in 2009 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total general and administrative expenses for the year ended December 31, 2008 was $1,571,895 as compared to $1,708,918 for the year ended December 31, 2007. During 2008, the Company received $501,000 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2006 and 2007 operating periods. The Company recorded these tax rebates as a reduction to general and administrative expenses upon receipt in 2008. Salaries, benefits and stock compensation costs increased in 2008 over the prior year due to an increase in headcount reflecting the addition of two professionals during the year. Certain expenses in the amount of $175,621 incurred for Legal Fees in 2008 were satisfied by the issuance of the Company’s common stock (see Note 7).

Amortization expense is associated with the Navy patents and the Ambit license prior to the asset impairment charge taken in the fourth quarter of 2008. This amortization is included in general and administrative based on limited revenue generating activities being conducted during 2008 and 2007 related to these intangible assets.  The increase in amortization is due to the addition of these assets late in 2007, resulting in 2008 being the first full year of amortization.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2008	2007	(unfavorable)
Salary & Benefits	$572,682	$409,764	$162,918
Stock option compensation	485,956	372,880	113,076
Legal and Professional Fees	415,939	411,921	4,018
Amortization of intangible assets	133,152	58,152	75,000
Shareholder, Board and Other expenses	455,239	556,362	(101,123)
State Tax Fees and Rebates (net)	(491,073)	(100,161)	(390,912)
	$1,571,895	$1,708,918	$(137,023)

Management is actively assessing the Company's operating structure for the purpose of reducing ongoing expenses across all categories of expense. We expect that spending for general and administrative will be reduced significantly in 2009, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

During the fourth quarter of 2008, the Company recorded a loss on impairment on certain intangible assets.  The patent license costs related to the Navy license ($375,000) and the Ambit license agreement ($198,910) were written off in full due to various factors, as discussed in Note 4.  During 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite. In February 2008, the Company initiated legal proceedings against Atlas Mining Company and is seeking to recover up to $250,000 which had been prepaid to Atlas Mining Company. Due to this uncertainty, $249,650 of prepaid inventory related to Atlas Mining Company was written off as a charge to operations in 2007.

Other Income (expense)

Other expense for the year ended December 31, 2008 was $2,310,434 as compared to $1,890,579 for the year ended December 31, 2007. Other expense consists primarily of interest expense and other debt related financing and amortization expenses considered components of interest expense for financial reporting ..

Interest was earned on cash balances held at certain financial institutions during 2008 and 2007.  The decrease in interest income earned in 2008 reflects the decline in cash on-hand during the current year. As described in Note 2 to the financial statements; interest expense includes the amortization of the debt discount, the interest on the 8% senior notes, the amortization of financing costs and the registration rights obligation all relate to the Initial and New Notes issuances in March 7, 2007 and September 29, 2008.  Interest on capital lease obligations reflect a full year of interest expense in 2008 and a partial year in 2007.

On August 1, 2008 in connection of a new financing agreement, TI agreed to cancel and forgive all principal, interest, fees and expenses accrued pursuant it Line of Credit Agreement with the Company (see Note 3) thereby resulting in a reduction in interest expense on this line in 2008 compared to 2007.

	For the year ended		Variance
	December 31,		increase
Other Income (expense)	2008	2007	(decrease)
Amortization of debt discount	$(1,492,532)	$(1,330,073)	$(162,459)
Interest on 8% senior notes	(422,987)	(220,193)	(202,794)
Amortization of financing costs	(334,517)	(314,190)	(20,327)
Interest to TI Line of Credit	(42,018)	(70,838)	28,820
Interest on capital leases	(15,292)	(4,786)	(10,506)
Registration rights obligation	—	(12,128)	12,128
Interest on financed receivables	(6,490)	—	(6,490)
Interest earned on cash	3,403	61,629	(58,226)
	$(2,310,433)	$(1,890,579)	$(419,854)

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2008 or 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

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

Revenue Recognition

The Company has earned nominal operating revenue since inception (December 22, 2004). This revenue was generated from funded development and the delivery of Pleximer and sample products specifically formulated for customer applications and as such has been reported as operating revenue for financial reporting purposes. The Company earns and recognizes such revenue to the extent such development activities are completed or when the shipment of the sample products has occurred and when no further performance obligation exists.

Intangible Assets

Licenses are initially measured and recorded based on their cost at the date of their acquisition and amortized over its useful life. The Company evaluates the recoverability of it capitalized patent and licensed intangibles when necessary to determine if the probable recovery of the net book value of the assets, as compared to discounted future cash flows, was uncertain.  The carrying value of these capitalized patent and license agreements was evaluated and reduced to zero during the fourth quarter of 2008. The evaluation of asset impairment was based on management’s judgments regarding the Company’s current cash position, the requirements for minimum annual funding requirements for royalties and the uncertainty regarding the implementation of research and commercialization programs in 2009 due to the Company’s current liquidity position (as discussed above.) Actual future results may differ from management’s assumptions and estimations.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, as of the years ended December 31, 2008 and 2007, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with SFAS 109. In addition, as of December 31, 2008 the Company has recorded a deferred tax liability of $150,189, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes.  See Footnote 6 for further analysis.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provisions/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets

Share-based compensation

The Company accounts for stock option awards granted under the Plans in accordance with Statement of Financial Accounting Standard  No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 124(R)”). Under SFAS 123R, compensation expense related to stock-based payments are recorded over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determines the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which the commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 24, 2008, we engaged Freed, Maxick & Battaglia, CPAs, PC as our new independent registered public accounting firm. On April 25, 2008, the Company dismissed McGladrey & Pullen, LLP (“M&P”) as its independent registered public accounting firm for the Company.

The audit report of M&P on the consolidated financial statements of NaturalNano, Inc. and subsidiary as of and for the year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that an explanatory paragraph was included in M&P’s report dated April 8, 2008 regarding the uncertainty of our ability to continue as a going concern as referenced to Note 1 of our financial statements for the year ended December 31, 2007.

The decision to engage Freed Maxick & Battaglia, CPAs, PC was approved by the audit committee of the board of directors.

During the Company’s fiscal years ended December 31, 2007 and 2006 and through April 24, 2008, the Company did not consult with Freed Maxick & Battaglia, CPAs, PC on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Freed Maxick & Battaglia, CPAs, PC did not provide either a written report or oral advice to the Company that Freed Maxick & Battaglia, CPAs, PC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audit of the Company's consolidated financial statements for the fiscal year ended December 31, 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and M&P on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of M&P, would have caused M&P to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

During the Company’s fiscal years ended December 31, 2006 and through January 4, 2008, the Company did not consult with McGladrey & Pullen, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide either a written report or oral advice to the Company that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

Item 9A (T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2008. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:

We did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  During the fourth quarter of 2008 and the first quarter of 2009 we experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  These roles were filled in the first quarter of 2009 by individuals that have limited knowledge about the 2008 activities of the company and have limited current knowledge related to US GAAP and SEC reporting requirements.  These individuals were responsible for the financial reporting function for the year ended December 31, 2008.  Further, nearly all aspects of our December 31, 2008 financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, we determined that our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2008 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As a result of resignation during the first quarter of 2009, the Company currently has only one member on its Board of Directors.  This Board member is also the Company’s Chief Executive Officer and President and reports directly to the Company’s majority shareholder and debt holder. The Company does not have an independent audit committee since the resignation of the Audit Committee Chairman in December 2008.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2008, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s board member, plans to continually monitor the overall control environment and to remedy the identified material weakness by consulting with third party accounting firms with the appropriate level of expertise to determine the proper application of GAAP for complex and non-routine transactions.

Notwithstanding the material weaknesses discussed above, management believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

As discussed in the material weaknesses noted above, during the fourth quarter of 2008 and the first quarter of 2009 we experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  These roles were filled in the first quarter of 2009 by individuals that have limited knowledge about the 2008 activities of the company and have limited current knowledge related to US GAAP and SEC reporting requirements.  These individuals were responsible for the financial reporting function for the year ended December 31, 2008.  It is uncertain at this time what improvements will be available to the Company based on the limited resources available to the Company as further described in the Liquidity section of this report.  There were no other changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the fourth quarter of 2008 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *
James Wemett	60	President and Director	2/16/09
Kathleen A. Browne	53	Chief Financial Officer	n/a

James Wemett On February 19, 2009 Mr. Wemett became our President and the sole member of our Board of directors when Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of the Series C Convertible Preferred Stock, of NaturalNano, Inc., a Nevada corporation (the “Registrant”), elected and appointed Mr. Wemett as the Series C Director to the Registrant’s Board of Directors. The election was made pursuant to Section 7 of the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock of the Registrant. Mr. Wemett will serve at the discretion of the Series C Holder, until his successor is duly appointed and qualified. Mr. Wemett is an experienced entrepreneur and consultant, and has been involved in the formation and growth of numerous private and public companies. From July 2007 until November 2008, Mr. Wemett was a member of the Board of Directors of the Registrant. In 1975 Mr. Wemett started ROC Communications, Inc., a retail distributor of electronics products, which was sold in 2001. Mr. Wemett has been a Director of Technology Innovations, LLC, since its inception in 1999, and has served on the board of OncoVista, LLC, (OVIT) a publicly traded oncology company, since June 2007. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

Kathleen A. Browne Ms. Browne became our Acting Chief Financial Officer on February 19, 2009. Ms. Browne is an experienced senior financial executive with a background in public accounting, manufacturing and business service industries, SEC reporting and SOX compliance. Ms. Browne previously served as the CFO of NaturalNano from 2005 to 2007, as the Chief Accountant at Paychex from 2001 to 2004, as the Vice-President of Finance and Corporate Controller of W. R. Grace from 1996 to 2000. Ms. Browne is a certified public accountant with thirteen years of audit experience with the firm of PricewaterhouseCoopers.

The Board and Committees of the Board

The Company does not currently have an Audit Committee, Compensation Committee or a Nominating committee and has not established specific procedures for selecting candidates for director. However, in the past directors were nominated by a majority vote of the Board. There is also no established procedure for shareholder communications with members of the Board or the Board as a whole. However, shareholders requests for communication are either responded to by the president or chief financial officer of the Company for a response.

Potential Conflicts of Interest

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represented an aggregate of 15,215,910 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $0.22 per share at the time of the agreement.

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the "Series A Warrants") covers the purchase of an aggregate of 11,411,933 shares of the Company's common stock at an exercise price of $0.22 per share. The second series of warrants (the "Series B Warrants") covers the purchase of an additional aggregate of 12,553,127 shares of the Company's common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants") covers the purchase of 1,141,194 shares of the Company's common stock with an exercise price of $0.22 per share.

On September 29, 2008, the Company entered into a $475,000 Loan and Security Agreement, by and among Platinum Advisors LLC, as agent for the investors. Pursuant to this Loan Agreement, on October 31, 2008, the Company made and delivered to Platinum Long Term Growth IV, LLC (“Platinum”) and to Longview Special Financing Inc. (“Longview” and together with Platinum, collectively, the “Lenders”) an 8% Senior Secured Promissory Note Due January 31, 2010. The Notes are convertible into NNAN common stock, with a conversion price of $0.005 that will bear interest at the rate of 8% per annum, with interest payable monthly, in arrears, in freely traded stock or in cash at the election of NNAN. All unpaid interest (and principal) will be due and payable at maturity, on January 31, 2010 and no payments of interest are required prior to January 31, 2009. The Notes are secured on a pari-passu basis with the Company’s existing indebtedness to the Lenders (the “Existing Debt”) and (i) senior to all other current and future indebtedness of the Company, (ii) secured by all of the assets of the Company and each of its subsidiaries and (iii) unconditionally guaranteed by all subsidiaries of the Company.

The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had the original conversion price of $.022 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.005. This conversion price was triggered as a result of the notes issued on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants. The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new exercise price of $.005 per share. On September 29, 2008, the Lenders also agreed to cancel warrants to purchase 1,218,950,060 shares of common stock at $.005 per share in exchange for 5,000,000 shares of preferred stock.

On October 6, 2008, the Company, filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Platinum Long Term Growth IV, LLC, evidencing 4,250,000 shares of Series C Convertible Preferred Stock of the Company. On October 6, 2008, the Company also filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Longview Special Funding, Inc., evidencing 750,000 shares of Series B Convertible Preferred Stock of the Company.

Each share of the Series B Convertible Preferred Stock, and each share of Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on as as-converted (with each share having 160 votes). However, the Series B Designation limits the holder’s right to convert its Series B Convertible Preferred Stock, and the aggregate voting power attributable to its Series B Convertible Preferred Stock, to no more than 4.99% of the votes attributable to the total outstanding common shares. Accordingly, the votes attributable to the Series B Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis) and the votes attributable to the Series C Convertible Preferred Stock, therefore, represent approximately 86.74% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis), and the votes Series B Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 91.73% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750, respectively with Platinum Long Term Growth IV, LLC, and Longview Special Financing, Inc.. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007.

The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured.

The 2009 Promissory Notes contains a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above. The Company incurred fees and expense of $3,685 in the first quarter of 2009 in securing these notes.

Our current Board member, James Wemett was appointed by the Series C Convertible Preferred Stockholder and is an equity holder of Technology Innovations, LLC, which previously owned 56.3% of our outstanding common stock. Technology Innovations is a significant equity holder of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring for exploitation technologies in the biomedical field. See Note 3 to the financial statements for a description of the Company’s transactions and relationships with TI.

Because of the nature of our business and the business of these other entities, the relationships of our sole board member with these other entities, may give rise to conflicts of interest with respect to certain matters affecting us. Potential conflicts may not be resolved in a manner that is favorable to us. We believe it is not possible to predict the precise circumstances under which future potential conflicts may arise and therefore intend to address potential conflicts on a case-by-case basis. Under Nevada law, directors have a fiduciary duty to act in good faith and with a view to the best interests of the corporation.

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

The members of our Scientific Advisory Board serve without fixed cash compensation but each member receives 30,000 stock options upon their appointment and annually thereafter. The vesting periods for these option grants varied from 1-2 years over the period of service and requires that the option holder remain on the Scientific Advisory Board through the vesting dates. The option exercise price for these grants was equal to the closing market price of the Company’s stock on the date of grant and generally has ten year terms.

Typically SAB members attend three or four advisory board meetings per year. Each of these meetings has been for one to two days of shared evaluation of Company results and opportunities, as well as individual meetings with our technical team. Mr. Hickman provided additional consulting services the Company in the amount of $4,825 in 2008. The members of the NaturalNano Scientific Advisory Board are:

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, during the fiscal year ended December 31, 2008, the following Section 16(a) filings were made late by our former majority shareholder:

Reporting Person	Form	Transaction Date	Filing Date
Technology Innovations LLC	Form 4	February 19, 2008	August 7, 2008
Technology Innovations LLC	Form 4	August 1, 2008	August 7, 2008

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2008, 2007 and 2006 *.

SUMMARY COMPENSATION TABLE
Name and principal position		Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
					(a)		(b)			(c)
Cathy Fleischer, President and CTO		2008	**	180,000	0	0	306,531	0	0	0	$486,531
		2007		180,000	10,000	0	250,320	0	0	8539	448,859
Kent Tapper, CFO		2008	**	140,000	0	0	98,884	0	0	0	$238,884
	*	2007		43,077	0	0	90,574	0	0	0	133,651

* Reflects employment for a partial year.
Mr. Tapper joined the Company in August 2007 with a base salary of $140,000.

** During 2008 Ms. Fleischer and Mr. Tapper elected to defer compensation of $84,462 and $66,692 respectively, due to the Company's liquidity position.
These amounts are reflected in in the balance sheet under Accrued Payroll at December 31, 2008.

(a) Cash bonus was awarded to Ms. Fleischer upon determination by the Board’s Compensation Committee that she had achieved certain performance objectives set out as the criteria for bonus awards in her employment agreement. Ms Fleischer’s bonus was paid upon the execution of the Company’s first Joint Development Agreement.

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

(c) The amounts in the column “All Other Compensation” refers to a payment of $8,539 to Dr. Fleischer retro-actively to the period beginning November 2, 2006.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Incentive Plan (the “2005 Plan.”) The 2005 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2005 Plan is administered by the Board of Directors and authorizes the grant of 14,000,000 shares. The Board of Directors determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

On October 29, 2007, the Board of Directors adopted the NaturalNano, Inc. Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan.”) The 2007 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2007 Plan is administered by the Board of Directors and authorizes the grant of 17,000,000 shares. The Board of Directors determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

On September 23, 2008, the stockholders of the Company approved the NaturalNano, Inc. 2008 Incentive Stock Plan (the “2008 Plan”) pursuant to a written consent of the then majority stockholder.  This action was taken by the Company without a stockholders meeting pursuant to the written consent of the holder of a majority of the voting power of the Company on September 23, 2008. The 2008 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2008 Plan is administered by the Board of Directors and authorizes the grant of 800 million shares of the Company’s common stock.

In addition to options granted under the 2005 Plan, and 2007 Plan as indicated above, the Company has made grants, to the former President and to a member of our Scientific Advisory Board, for an aggregate of 90,000 common stock options, outside of 2005 and 2007 plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. These options were granted outside the plan primarily because their exercise price was less than the market price of our common stock on the date of grant and the plan does not permit the grant of options at below-market prices. The Company does not anticipate granting options outside of its plans in the future.

Outstanding Equity Awards at December 31, 2008

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2008.

	Stock Option Awards
Name	Securities underlying unexercised options (#) Exercisable	Securities underlying unexercised options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Fleischer, Cathy	66,666	33,334	$1.06	07/24/2016
	26,666	13,334	$0.10	07/24/2016
	1,000,000	-	$0.42	11/16/2016
	960,000	240,000	$0.25	03/01/2017
	870,000	-	$0.10	02/08/2013
	450,000	-	$0.05	07/01/2013

Tapper, Kent A	250,000	500,000	$0.18	08/31/2012
	660,000	-	$0.10	02/08/2013
	350,000	-	$0.05	07/01/2013

Employment Agreements

The Company has no formal written or oral employment agreements with the current President - James Wemett and the Acting Chief Financial Officer – Kathleen Browne. These officers joined the Company in the February 2009 and have agreed to provide services to the Company under informal employment agreements. Management can not currently project when such agreement will be formalized.

Prior to their resignations in the first quarter of 2009, the Company had employment agreements with Cathy A. Fleischer, President and Chief Technology Officer, and Kent A. Tapper, Chief Financial Officer, Secretary and Treasurer. Both of these Employment Agreements contained the terms covering such matters as vacation time and reimbursement of expenses.

Cathy Fleischer Dr. Fleischer’s Employment Agreement, which was entered into in connection with her appointment in July 2006 as the Company’s Senior Research Scientist, provided for a base annual salary of $120,000. Dr. Fleischer’s 2008 base salary as President and CTO was $180,000.

Pursuant to her Employment Agreement, Dr. Fleischer received two stock options. The first option allowed her to purchase up to 100,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of her employment; this option grant was made under the NaturalNano, Inc. 2005 Incentive Stock Option Plan. The second option, which is not governed by a stockholder-approved plan, entitled Dr. Fleischer to purchase up to an additional 40,000 shares of our common stock at an exercise price of $0.10 per share, which was in-the-money by an aggregate of $38,400 on the date of grant as the result of such options having an exercise price below the market price of our common stock on the date of grant. Both of these options vested annually over three years commencing on the first anniversary of Dr. Fleischer’s employment and continuing each year thereafter until the entire grant has vested. The unvested portion of these options expired upon termination of Dr. Fleischer’s employment in the first quarter of 2009.

Kent Tapper Under Mr. Tapper’s Employment Agreement, he received a base salary of $140,000 per year, and included an agreement to increase this base to $155,000 per year upon the closing of a financing transaction that provided gross proceeds to the Company of at least $5 million. Mr. Tapper’s base salary was subject to annual review and adjustment. The Employment Agreement also provided that Mr. Tapper would be eligible for bonuses at the Company’s discretion; no specific criteria was defined for such bonuses in this employment agreement In connection with his employment, Mr. Tapper was granted an option under the Amended and Restated 2007 Incentive Stock Plan to purchase up to 750,000 shares of the Company’s Common Stock at a price per share equal to the closing price on August 31, 2007.  This option grant included a vesting provision defined in three equal annual installments beginning on the first anniversary of the grant. The Employment Agreement provided that Mr. Tapper may be eligible for future stock option grants on the same basis as similarly situated employees. Mr. Tapper’s Employment Agreement had an initial term of one year and renewed automatically for additional terms of one year each. The Employment Agreement allowed for termination by either party. If the Employment Agreement is terminated by the Company without cause or by Mr. Tapper for “Good Reason” (as such term is defined in the Employment Agreement), and conditioned upon Mr. Tapper’s execution at that time of a Separation Agreement and Release in form acceptable to the Company, the Company would continue to pay Mr. Tapper his then-effective base salary for six months and would pay him a pro rated portion of any bonus he would have earned had he remained employed; if he timely elects and remains eligible for continued health care coverage under COBRA, the Company would continue to pay that portion of the COBRA premiums that had been paid by the Company prior to the date of  termination for so long receives severance payments were continuing or until Mr. Tapper was eligible for coverage under another employer’s plan, whichever period is shorter.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors, for their services as directors, are paid an annual fee of $8,000. Mr. Siebert earns an additional $5,000 annually for serving as the Chairman of the Audit Committee. Otherwise, no additional compensation is paid to any director for serving as a member of any committee of the Board. In addition, non-employee directors receive an automatic annual option grant of 50,000 common stock options as provided under the Company’s Plans. All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

The following table shows compensation earned for the fiscal year ended December 31, 2008 for our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)		Total ($)
Beall, Gary (3)	$8,000	$4,865	(4)	$12,865
Lanzafame, John (5)	$8,000	$3,171	(6)	$11,171
Mikesell, Sharell (7)	$8,000	$3,171	(6)	$11,171
Seibert, Klaus (8)	$13,000	$6,910	(4)	$19,910
Wemett, James (9)	$8,000	$6,910	(4)	$14,910

(1) Certain columnar information required by Item 402(f)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2008.

(2) The reported amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123R, of awards pursuant to our 2005 and 2007 Stock Incentive Plans and may include amounts from awards granted both in and prior to the fiscal year ended December 31, 2008. As required, the amounts shown exclude the impact of any forfeitures related to service-based vesting conditions. The actual amount realized by the director will likely vary based on a number of factors, including the Company’s performance, stock price fluctuations and applicable vesting.

(3)  Resigned on February 17, 2009. At December 31, 2008, Dr. Beal held options for the purchase of an aggregate of 100,000 shares, all of these options were exercisable.

(4) An option to purchase 50,000 shares at an exercise price of $0.05 per share was granted to these board members on July 1, 2008. All of these option grants were fully vested and exercisable on the date of grant and have termination dates of July 1, 2018.

(5) Resigned on February 18, 2009. At December 31, 2008, Mr. Lanzafame held options for the purchase of an aggregate of 550,000 shares, all of these options were exercisable.

(6) An option to purchase 100,000 shares at an exercise price of $0.05 per share was granted to these board members on July 1, 2008. Of these option grants, 50,000 were fully vested and exercisable on the date of grant and 50,000 vest after 1 year. The options have termination dates of July 1, 2018.

(7) Resigned November 30, 2008. As of December 31, 2008, Dr. Mikesell held options for the purchase of an aggregate of 200,000 shares, all of these options were exercisable.

(8) Resigned on January 7, 2009. At December 31, 2008, Mr. Siebert held options for the purchase of an aggregate of 100,000 shares, all of these options were exercisable.

(9)  Resigned from the board in November 2008 and reappointed in February 2009. At December 31, 2008 Mr. Wemett held options for the purchase of an aggregate of 100,000 shares, all of which were exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2009 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 15 Schoen Place Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after March 31, 2009. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers :
James Wemett (3) (4) (5)	1,618,710	2.4%
Kathleen A. Browne	432,800	*
All Directors and Executive Officers as a group (2 persons) (3) (4) (5)	2,051,510	3.0%

Other 5% Beneficial Owners :

Platinum Long Term Growth IV (6)	1,309,900,000	95.1%

* Less than 1%

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)
Applicable percentage of ownership is based on 67,007,045 shares outstanding together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)	Includes shares that may be acquired upon exercise of stock options which are exercisable on or prior to May 31, 2009 as follows: Mr. Wemett – 100,000 shares; Ms. Browne - 400,000 shares.
4)	Includes 518,700 shares held by Nancy Gage Wemett, Mr. Wemett’s wife. Mr. Wemett disclaims beneficial ownership of the shares held by his wife.
5)
Includes 1,000,000 options held by Technology Innovations, LLC of which Mr. Wemett is a member. Mr. Wemett disclaims beneficial ownership of these options except of the extent of his beneficial ownership of his membership interest in Technology Innovation, LLC.

6)	Platinum Long Term Growth IV is a Delaware limited liability company managed by Mark Nordlicht and is loacated at 152 West 57th Street, New York, New York.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Platinum Partners Long Term Growth IV and Longview Special Financing, Inc. and Platinum Advisors LLC

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represented an aggregate of 15,215,910 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $0.22 per share at the time of the agreement.

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

On September 29, 2008, the Company entered into a $475,000 Loan and Security Agreement, by and among Platinum Advisors LLC, as agent for the investors. Pursuant to this Loan Agreement, on October 31, 2008, the Company made and delivered to Platinum Long Term Growth IV, LLC (“Platinum”) and to Longview Special Financing Inc. (“Longview” and together with Platinum, collectively, the “Lenders”) an 8% Senior Secured Promissory Note Due January 31, 2010. The Notes are convertible into NNAN common stock, with a conversion price of $0.005 that will bear interest at the rate of 8% per annum, with interest payable monthly, in arrears, in freely traded stock or in cash at the election of NNAN. All unpaid interest (and principal) will be due and payable at maturity, on January 31, 2010 and no payments of interest are required prior to January 31, 2009. The Notes are secured on a pari-passu basis with the Company’s existing indebtedness to the Lenders (the “Existing Debt”) and (i) senior to all other current and future indebtedness of the Company, (ii) secured by all of the assets of the Company and each of its subsidiaries and (iii) unconditionally guaranteed by all subsidiaries of the Company.

The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had the original conversion price of $.022 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.005. This conversion price was triggered as a result of the notes issued on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.  The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new exercise price of $.005 per share.  On September 29, 2008, the Lenders also agreed to cancel warrants to purchase 1,218,950,060 shares of common stock at $.005 per share in exchange for 5,000,000 shares of preferred stock.

On October 6, 2008, the Company, filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Platinum Long Term Growth IV, LLC, evidencing 4,250,000 shares of Series C Convertible Preferred Stock of the Company. On October 6, 2008, the Company also filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Longview Special Funding, Inc., evidencing 750,000 shares of Series B Convertible Preferred Stock of the Company.

Each share of the Series B Convertible Preferred Stock, and each share of Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on as as-converted (with each share having 160 votes). However, the Series B Designation limits the holder’s right to convert its Series B Convertible Preferred Stock, and the aggregate voting power attributable to its Series B Convertible Preferred Stock, to no more than 4.99% of the votes attributable to the total outstanding common shares. Accordingly, the votes attributable to the Series B Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis) and the votes attributable to the Series C Convertible Preferred Stock, therefore, represent approximately 86.74% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis), and the votes Series B Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 91.73% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750, respectively with Platinum Long Term Growth IV, LLC, and Longview Special Financing, Inc.. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007.

The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured.

The 2009 Promissory Notes contains a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above. The Company incurred fees and expense of $3,685 in the first quarter of 2009 in securing these notes.

Technology Innovations LLC

Prior to September 26, 2008, TI was our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all of the then outstanding shares of common stock.

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

 On March 2, 2007, TI assigned to us all rights, title, interests in, and improvements to, the applications of various issued patents and pending applications previously subject to a License Agreement with the Company. This assignment relinquished TI’s rights, under the License Agreement, and eliminates future license fees and royalty payments. There was no consideration paid to TI for this assignment.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. In connection with the March 7, 2007 issuance of the Notes, TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. As of December 31, 2007, $900,000 in principal and $87,584 in interest had been advanced under this agreement and was included in Related party note payable in the balance sheet. On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, TI agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Line of Credit agreement. On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

Also on August 1, 2008 the $900,000 principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant. Additionally, TI, and an affiliate of TI, Biomed, Inc. forgave approximately $66,000 of outstanding current account payable.

In connection with the satisfaction of the Line of Credit Agreement, the Company issued TI on August 6, 2008 a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 82,707,293 shares at an exercise price of $0.0149 per share as of December 31, 2008.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date, or an effective Form S-8 registering shares issued to TI, is less than the VWAP on the date such shares were issued the Company agreed to pay TI such difference in cash. As of December 31, 2008, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as an accrued expense related to the obligation to issue remaining shares.

On June 6, 2008 the Company received $200,000 under a promissory note from a related party that is a partner in TI.  The note did not bear any interest and was repaid on July 17, 2008.  The note had an attached 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share. The Company valued such warrant at $6,490 at the date of issuance and such amount has been recorded as additional interest related to this note.

Our current Board member, James Wemett is an equity holder of Technology Innovations, LLC, which previously owned 56.3% of our outstanding common stock. Technology Innovations is a significant equity holder of Biomed Solutions LLC, a company engaged in the business of identifying and acquiring for exploitation technologies in the biomedical field. See Note 3 to the financial statements for a description of the Company’s transactions and relationships with TI.

On August 21, 2008 the lease for the Company’s business offices was assigned to Technology Innovations, LLC, releasing the Company from the related obligations for that agreement.

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

e)
a director who is, or has an immediate family member who is, employed as an executive officer or any other entity where at any time during the most recent three fiscal years any of the Company’s executive officers serve on that entity’s compensation committee; and Company’s audit at any time during any of the past three years.

As of December 31, 2008 our Board has determined that each of Messrs. Beall, Lanzafame, Mikesell and Siebert is an “independent director.” As of the date of this filing, there is only one director, who is not independent.

Item 14.	Principal Accountant Fees and Services

On April 24, 2008, we engaged Freed Maxick & Battaglia, CPAs, PC as our new independent registered public accounting firm.

In October 2007, certain partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”).  As a consequence, GGK resigned as our auditors January 4, 2008 and M&P was appointed as our independent registered public accounting firm for the year ending December 31, 2007.  GGK had a continuing relationship with RSM McGladrey, Inc. (‘‘RSM’’), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The aggregate fees billed or expected to be billed by for services performed for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Audit Fees – Freed Maxick & Battaglia CPAs, PC	$94,850	-
Audit Fees – McGladrey & Pullen, LLP	-	$80,000
Audit Fees – Goldstein Golub Kessler LLP		$59,800
Audit Related Fees – Goldstein Golub Kessler LLP	-	46,500
Tax Fees	$3,250	-
All Other Fees	-	-

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2008 and 2007 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q and 10-QSB.

AUDIT RELATED FEES

Audit related fees for the years ended December 31, 2007 were primarily incurred in connection with the Company's equity offerings and fees in connection with correspondence with the SEC.

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

Item 15.

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
10.42
8% Senior Secured Promissory Note dated as of February 25, 2009 in the original principal amount of $144,125.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC

		**
10.43
Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010
		**
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009, to Platinum Advisors LLC.	**
10.45
Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009

		**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick & Battaglia CPAs, PC	**
23.2	Consent of McGladrey & Pullen, LLP	**
23.3	Consent of Goldstein Golub Kessler LLP	**
31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed October 3, 2008.

2.4	Incorporated by reference to Exhibit10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007

39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 15, 2009
James Wemett	(Principal Executive Officer)

/s/Kathleen A. Browne	Chief Financial Officer	April 15, 2009
Kathleen A. Browne	(Principal Accounting Officer)

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NaturalNano, Inc

We have audited the consolidated balance sheet of NaturalNano, Inc. and Subsidiaries (a development stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for year then ended, and the period from inception (December 22, 2004) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception (December 22, 2004) to December 31, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period included in the cumulative development stage period from January 1, 2008 through December 31, 2008 and the cumulative period from inception (December 22, 2004) through December 31, 2008 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise that has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, and will be dependent on obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed, Maxick & Battaglia, CPAs, PC.

Buffalo, New York
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NaturalNano, Inc.

We have audited the accompanying consolidated balance sheet of NaturalNano, Inc. and Subsidiary (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders' (deficiency)equity and cash flows for the year then ended and the 2007 amounts included in the cumulative columns in the statements of operations and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NaturalNano, Inc.

We have audited the accompanying consolidated statement of stockholders' (deficiency) equity of NaturalNano, Inc. and Subsidiary (a development stage company) for the period from December 22, 2004 (inception) to December 31, 2005 and the year ended December 31, 2006, and the amounts in the cumulative columns in the consolidated statements of operations and cash flows for the period from December 22, 2004 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the stockholders' (deficiency) equity of NaturalNano, Inc. for the period from December 22, 2004 (inception) to December 31, 2005 and the year ended December 31, 2006, and the results of its operations and its cash flows for the cumulative period from December 22, 2004 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,148	$404,940
Halloysite and Pleximer inventory	20,209	27,149
Other current assets	184,992	195,443
Total current assets	206,349	627,532

Deferred financing costs, net	196,411	444,928
Property and equipment, net	443,103	454,445
License, net of amortization	-	707,061
Total non-current assets	639,514	1,606,434
Total Assets	$845,863	$2,233,966
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Accounts payable	$641,288	$345,479
Accrued payroll	480,453	58,801
Accrued expenses	309,048	143,522
Capital lease obligations-current	62,536	76,986
Patent license obligation-current	400,000	250,000
Deferred revenue	80,000	-
Registration rights liability	82,489	82,489
Due to related parties	66,875	56,206
8% Senior secured convertible notes, net of $999,895 discount	2,811,605	-
Total current liabilities	4,934,294	1,013,483

Related party note payable	-	987,584
8% Senior secured convertible notes, net of $2,017,427 discount	-	1,330,073
Patent lease obligation, less current portion	-	200,000
Capital lease obligation, less current portion	3,719	38,945
Deferred tax liability	150,189	-
Other long term liabilities	45,050	31,034
Total Liabilities	5,133,252	3,601,119
Commitments and contingencies ( See Note 9)
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500 in 2008	750	-
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500 in 2008	4,250	-
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 67,007,045 and 122,880,740, respectively	67,007	122,881
Additional paid in capital	18,705,365	15,907,241
Deficit accumulated in development stage	(23,064,761)	(17,397,275)
Total stockholders' deficiency	(4,287,389)	(1,367,153)
Total liabilities and stockholders' deficiency	$845,863	$2,233,966

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		From inception:
	December 31,		December 22, 2004
	2008	2007	to December 31, 2008
Income:
Revenue	$271,844	$15,250	$302,594
Cost of goods sold	88,556	-	88,556
Gross profit	$183,288	$15,250	214,038
Operating expenses:
Research and development (a)	1,394,536	2,026,743	6,120,989
General and administrative (a)	1,571,895	1,708,918	9,379,216
Loss on asset impairments	573,910	-	573,910
Write down of prepaid inventory	-	249,650	249,650
	3,540,341	3,985,311	16,323,765

Loss from Operations	(3,357,053)	(3,970,061)	(16,109,727)

Other income (expense):
Interest expense, net	(2,310,433)	(1,890,579)	(4,181,056)
Income from cooperative research project	-	-	180,000
Gain on warrant	-	-	326,250
Financing fees	-	-	(3,280,228)
	(2,310,433)	(1,890,579)	(6,955,034)
Net loss	$(5,667,486)	$(5,860,640)	$(23,064,761)

Loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted average shares outstanding	111,132,677	122,065,645

(a) Stock based compensation expense included in the Statement of Operations for the years ended December 31, 2008 and 2007 are as follows:
Research and development expense of $354,508 and $539,126.
General and administrative expense of $485,956 and $372,880.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)

20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		-
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of note proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt, net of taxes					324,811		324,811
Grant of common stock for services @:							-
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:							-
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		-
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	67,007	5,000,000	5,000	18,705,365	(23,064,761)	(4,287,389)

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception:
	Years ended		December 22, 2004
	December 31		to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,667,486)	$(5,860,640)	$(23,064,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,143	141,570	515,286
Amortization of discount on convertible notes	1,492,532	1,330,073	2,822,605
Amortization of deferred financing costs	334,517	314,190	648,707
Vesting of stock options	840,464	912,006	4,993,511
Issuance of warrants for services	6,490	50,767	3,369,945
Issuance of stock for services	123,378	34,000	157,378
Issuance of stock for interest	346,508		346,508
Forgiveness of interest expensed	42,016		42,016
Change in value of registration rights agreement		12,128	12,128
Loss on asset impairments	573,909		573,909
Receipt of and gain on Atlas Mining warrant		-	(506,250)
Loss (gain) on disposal of asset	70,209	(917)	69,292
Deferred rent		9,034	9,034
Changes in operating assets and liabilities:
Decrease (increase) in inventory	6,940	(27,149)	(20,209)
Decrease (increase) in other current assets	10,451	(146,246)	(184,992)
Decrease in prepaid halloysite materials		249,650	—
Increase in accounts payable, accrued payroll and accrued expenses	882,987	132,153	1,600,891
Increase in deferred revenue	80,000		80,000
Increase (decrease) in other liability	14,016	(6,000)	36,016
Net cash used in operating activities	(545,926)	(2,855,381)	(8,498,986)
Cash flows from investing activities:
Purchase of property and equipment	(198,284)	(169,074)	(562,382)
Proceeds from sale of property and equipment	191	2,937	3,128
Purchase of license	(50,000)	(50,000)	(200,000)
Proceeds from sale of Atlas Mining warrant		-	506,250
Net cash (used in) provided by investing activities	(248,093)	(216,137)	(253,004)
Cash flows from financing activities:
Proceeds from convertible notes	475,000	3,250,000	7,881,000
Advances on related party line of credit		300,000	900,000
Advances from related parties	107,200	429,984	1,303,561
Repayment of amounts due to related parties	(96,531)	(414,985)	(1,149,102)
Repayment of capital lease obligations	(74,442)	(38,040)	(112,482)
Payment of registration rights damages		(63,539)	(63,539)
Deferred financing costs	(20,000)	(160,600)	(180,600)
(Redemption) issuance of common stock	(1,000)	-	99,000
Proceeds from exercise of stock options		34,000	75,300
Net cash provided by financing activities	390,227	3,336,820	8,753,138
(Decrease) increase in cash and cash equivalents	(403,792)	265,302	1,148
Cash and cash equivalents at beginning of period	404,940	139,638	0
Cash and cash equivalents at end of period	$1,148	$404,940	$1,148

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$8,589	$134,967	$143,556

Schedule of non-cash investing and financing activities:
Allocation of proceeds from discount on notes payable and warrants grants	$475,000	$3,213,600	$3,688,600
Issuance of warrants in partial payment of financing costs	$6,490	$501,018	$507,508
Note issued in consideration of deferred financing costs		$97,500	$97,500
Registration rights liability		$82,849	$82,489
Common stock issued for:
Convertible notes	$11,000		$4,167,000
Services	$66,000	$57,600	$293,702
Capital lease obligations	$24,766	$153,971	$178,737
Gain on extinguishment of debt by shareholder	$1,029,600		$1,029,600
Accrual for purchase of Navy License		$450,000	$450,000
Acquisition of license settled through issuance of common stock (net of $100,000 cash)		-	$290,000
Common stock returned and cancelled for:
Cancellation of license agreement		-	$(84,000)
Issuance of warrants	$69,303		$69,303

 See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	polymers, plastics and composites,
•	cosmetic and personal care products,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2008 of $5,667,486 and had negative working capital of $4,727,945 and a stockholders' deficiency of $4,287,389 at December 31, 2008. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During the third and fourth quarters of 2008, the Company received $390,000 and $85,000, respectively, in connection with a contingent commitment of $2,500,000 in additional working capital.  The commitment for further capital advances was contingent on certain operational milestones to be achieved by the Company.  The Company had not achieved these milestones as of December 31, 2008 and as a result this agreement was terminated.

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009.

Due to the strain on the Company’s liquidity throughout 2008, we have experienced product introduction and commercialization delays. During the fourth quarter we implemented significant staff and cost reductions.  As of December 31, 2008, only two employees were active in the Company; the President and Chief Financial Officer.  In February 2009, Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of our Series C Convertible Preferred Stock elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  Also in February 2008, the President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became our sole officer.  To fill the vacancies created by the resignations, Mr. Wemett, our sole director and officer, appointed Kathleen Browne as Acting Chief Financial Officer.

Management is actively assessing the Company's operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

Inventory

Inventory is stated at the lower of cost or market value. When halloysite nanotubes or Pleximer held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) cost of goods sold will be charged as customer shipments are made. Overhead costs are applied to inventory during production and included in cost of goods sold.

Intangible Assets

Licenses are initially measured and recorded based on their cost at the date of their acquisition and amortized over its useful life. The Company evaluates the recoverability of it capitalized patent and licensed intangibles to determine if the probable recovery of the net book value of the assets, as compared to discounted future cash flows, is uncertain.  An impairment loss was recorded relating to the capitalized patent and license agreements during the fourth quarter of 2008. Refer to Note 4 for further discussion.

Property and Equipment and Capital Lease Agreements

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements are amortized over the lesser of the assets' useful lives or the remaining term of the lease.

Property and equipment, at cost, consists of the following:

	2008	2007	Useful Life

Lab equipment	$562,371	$458,617	5 years
Leasehold improvements	117,170	57,600	3-15 years
Furniture and office equipment	-	52,118	3-5 years
	679,541	568,335
Accumulated depreciation and amortization	(236,438)	(113,890)
Net property and equipment	$443,103	$454,445

The Company relocated its business offices in the third quarter of 2008 and as a result $67,821 of net leasehold improvements and certain office furniture were written off to general and administrative expenses at the time of the move. The Company leases certain research and development equipment under the terms of various capital lease agreements. As of December 31, 2008 and 2007, the Company had capitalized lab equipment resulting from capital lease agreements in the amount of $253,966 and $153,971, respectively included in the amounts above. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

Related Party Agreements

On June 6, 2008 the Company received $200,000 under a promissory note.  Such note did not bear any interest and was repaid on July 17, 2008 following the collection of certain receivables.  The note had an attached 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share. The Company valued such warrant at $6,490 at the date of issuance and such amount has been recorded as additional interest related to this note.

On May 25, 2005, the Company entered into a joint research agreement with Nanolution, LLC, a wholly owned subsidiary of Biophan Technologies, Inc. (“BTI”). BTI was previously related to the Company as the former chairman of our board was the president of BTI at the time the agreement was signed. The current president of BTI was a member of our board during 2007 and 2008 and resigned from our board in February 2009. This agreement covers the exchange of ideas in support of a new drug delivery capability. The term of this agreement shall continue until the desired technology becomes commercially viable or until mutually terminated by both parties. All medical uses and inventions that arise as a result of this agreement will be owned by Nanolution, LLC and all purification processes for raw halloysite and non-medical applications will be owned by the Company.

The Company pays for shared administrative services provided by BTI. The amount on the balance sheet at December 31, 2008 represents unpaid net services rendered between  the Company and this related business.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

Accrued Payroll

The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts electively deferred by employees.

Other Long Term Liabilities

These are liabilities that are not expected to require liquidation within twelve months of the balance sheet date.

Tax Rebate from the State of New York

During the year ended December 31, 2008 the Company received a QETC Facilities, Operations, and Training tax rebate (“QETC rebate”) from the State of New York of $244,000 related to 2006 and $257,000 related to 2007 and during the year ended December 31, 2007, the Company received a QETC rebate of $103,476 related to 2005. All such amounts have been recorded as a reduction in general and administrative expenses.

Revenue Recognition

The Company has earned nominal operating revenue since inception (December 22, 2004). This revenue was generated from funded development and the delivery of Pleximer and sample products specifically formulated for customer applications and as such has been reported as operating revenue for financial reporting purposes. The Company earns and recognizes such revenue to the extent such development activities are completed or when the shipment of the sample products has occurred and when no further performance obligation exists.

Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. There were 185,436,983 and 44,025,995 shares underlying convertible debt, outstanding options and warrants which would have been included in the calculation for December 31, 2008 and 2007, respectively, if the Company had generated earnings in the period.

Share Based Payments

The Company has three incentive stock plans: the 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), and the 2008 Incentive Stock Plan (“the 2008 Plan”) or (collectively, the “Plans”).  The Plans provide for issuance of share-based awards to officers, key employees, non-employee directors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant.

The Company accounts for stock option awards granted under the Plans in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

Stock Split

On January 27, 2006, the Company authorized a two-for-one stock split of common stock effected in the form of a stock dividend to holders of record on February 8, 2006. Accordingly, all references to numbers of shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses, convertible notes payable and capital leases. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2008 and 2007.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of intangible assets, useful lives of intangible assets and property and equipment, fair values of options and warrants to purchase our common stock, deferred revenue and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

EITF Issue No. 07-5 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008 the FASB ratified EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings. The Company is currently evaluating the potential impact, if any, that EITF 07-5 will have on its consolidated financial statements.

FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and retrospective application is required for all periods presented. The Company is currently evaluating the potential impact, if any, the adoption of FSP APB 14-1 on its consolidated financial statements.

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.      8% SENIOR CONVERTIBLE DEBT

As of December 31, 2008 the consolidated balance sheet reflects a current liability of $2,811,605 for the Initial and New Notes (the “Notes” issued and outstanding as described below), net of $999,895 of discount. These notes have been classified as a current due to the Company’s default on certain provisions of the agreement including those related to the payment of interest and the registration rights agreement (described further below.) The lenders have signed a forbearance agreement related to these default provisions through May 20, 2009. As of December 31, 2007, the consolidated balance sheet reflects a long term liability of $1,330,073 for the Notes, net of $2,017,427 of discount.

The discount on these notes will be amortized using a straight line method and classified as interest during the term of the Notes through the period ending January 31, 2010. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by EITF 98-5 as the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.

During the twelve months ended December 31, 2008 and 2007, the Company recorded $1,492,532 and $1,330,073 respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

The Loan and Security Agreement and the related underlying notes issued in accordance with the Initial Note agreement had the original conversion price of $.22 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.005. This conversion price was triggered as a result of the issuance of the New Notes (described below) on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.

During 2008 we issued an aggregate of 6,607,493 shares of our common stock to Platinum in satisfaction of $346,507 of interest due on the Notes.

The Initial Notes March 7, 2007

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represented an aggregate of 15,215,910 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $0.22 per share at the time of the agreement.

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of the Company’s common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of the Company’s common stock with an exercise price of $0.22 per share. If the closing price of the Company’s common stock on the principal market or exchange on which our stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which the Company issued such equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with our existing benefit plans). This provision of the agreement was triggered on September 29, 2008 in connection with the issuance of the New Notes, described below. None of these warrants have been exercised. Neither these warrants nor the common stock issuable upon exercise of the warrants, have been registered under the Securities Act of 1933.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

Pursuant to the Purchase Agreement, the Company issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of the Company’s common stock at a price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should the Company issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with the Company’s existing benefit plans) at a price per common share below the Conversion Price to the price at which the Company issued such equity or equity-linked securities. As described above, this anti-dilution provision was triggered in the third quarter of 2008 when the conversion price was modified to $0.005.

Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes was originally due and payable on March 7, 2009 and extended to January 31, 2010 under a forbearance agreement entered into in 2008. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded (currently, the Over-the-Counter Bulletin Board) is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

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

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

As further consideration, on March 7, 2007 the Company issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of the Company’s common stock. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.33 per share. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded (currently the Over-the-Counter Bulletin Board) is at least $0.75 for twenty consecutive trading days, the Company can compel exercise of the Series A Warrants. Each series of Warrants contain anti-dilution protection that will automatically adjust the exercise price of such series of Warrants should the Company issue equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. As described above, this anti-dilution provision was triggered in the third quarter of 2008 when the conversion price was modified to $0.005.

The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. Because the net proceeds of the Notes was $3,213,600, the Company recorded a discount on such Notes in the amount of $3,213,600 for the fair value of these warrants. This discount is being amortized on a straight line basis over the term of the Notes. During the year ended December 31, 2008 and 2007, the Company recorded $1,371,916 and $1,330,073, respectively, in amortization expense relating to the discount on the convertible notes. This amortization is included in interest expense in the accompanying Statement of Operations.

The Black-Scholes valuation model was used to derive the fair value of the related warrants on the date of grant, issued in connection with the Initial Notes. An expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.23 per share. The expiration date used in the valuation model aligns with the warrant life of four years. The dividend yield was assumed to be zero.

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

A charge to Additional Paid-in Capital in the amount of $501,018 reflects the Black-Scholes fair value of the warrants granted to the Agent in connection with these due diligence services. Total deferred financing costs incurred in connection with this transaction were $759,118. These costs are being amortized on a straight line basis over the term of the notes and resulted in amortization expense of $334,517 and $314,190 in the years ended December 31, 2008 and 2007, respectively.

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

The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 has been recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. Because the estimated liability recorded on March 7, 2007 was $133,900, the Company recognized an additional $12,128 of non-operating expense during the year ended December 31, 2007 related to this obligation. As of the fourth quarter of 2008, the registration statement had not updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through May 20, 2009. At December 31, 2008 the outstanding balance for this obligation was $82,489.

The New Notes-September 29, 2008

On September 29, 2008, the Company entered into a new Loan and Security Agreement (the “New Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes due January 31, 2010 to the Lenders.  The Loan Agreement provides for additional advances, subject to performance milestones being achieved by the Company that could total an additional $2,025,000. These milestones had not been achieved as of December 31, 2008 and as a result this agreement was terminated. The New Notes are convertible into common stock of the Company, with a conversion price of $0.005 that bear interest at the rate of 8% per annum, with interest payable quarterly, in arrears, in freely traded stock or in cash at election of the Company.  All unpaid interest and principal will be due and payable at maturity on January 31, 2010 and no payments of interest are required prior to January 31, 2009.

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

The Company considered SFAS No. 133 and EITF 00-19 and determined that the embedded conversion feature, included in the Initial Notes, met the criteria to be classified as equity and as a result did not require derivative treatment. Because the New Notes are convertible into common stock of the Company at a price less than the fair market value of the Company’s common stock on the dates the New Notes were issued, there is a beneficial conversion feature related to the New Notes.  The intrinsic value of the common stock each note is convertible into is greater than the face value of each note. The value of the beneficial conversion feature to be recorded was limited by EITF 98-05 to $475,000, the face value of the New Notes.  The beneficial conversion feature was recorded as equity and as a discount to the New Notes. This discount is being amortized on a straight line basis over the term of the notes. During the year ended December 31, 2008, the Company recorded $120,616 of amortization expense, which is included in the interest expense for financial reporting purposes.

 As of December 31, 2008 the total common shares underlying the Initial and New Notes represent an aggregate of 762,300,000 common shares issuable upon the conversion of the principal amount of these Notes at the fixed conversion price of $0.005 per share.  On September 29, 2008, the Investors agreed to cancel warrants to purchase 1,218,950,060 shares of common stock at $0.005 per share in exchange for shares of preferred stock (see Note 7).  The remaining warrants held by Platinum Advisors, LLC gave the holder the right to purchase 162,093,910 shares of the Company’s common stock for $0.005 per share.

3.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

Prior to September 26, 2008, TI was our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all of the then outstanding shares of common stock.

Redemption of TI common stock and grant of warrant in exchange for TI debt

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. Under the Line of Credit Agreement, advances were allowed in such amounts and at such times upon 15 days notice except that no more than $300,000 could be advanced in any 30-day period. Amounts borrowed bore interest at the rate of 8% per annum. The Agreement contained conventional terms, including provisions relating to events of default. Amounts borrowed under this agreement were to be used for general working capital needs. The repayment obligation under this Line of Credit Agreement was originally scheduled to expire on March 31, 2007, at which time TI would be able to demand repayment upon 15 days notice. In connection with the March 7, 2007 issuance of the Notes (see Note 2), TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. As of December 31, 2007, $900,000 in principal and $87,584 in interest had been advanced under this agreement and was included in Related party note payable in the balance sheet.

On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview (see Note 2), Technology Innovations, LLC (“TI”)  agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”).  On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

Also on August 1, 2008 the $900,000 principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant, described below, resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. The Company recorded a total of $42,016 of interest expense related to this note during 2008 and $70,838 in 2007.  Additionally, TI, and an affiliate of TI, Biomed, Inc. forgave approximately $66,000 of outstanding current account payable.

In connection with the satisfaction of the Line of Credit Agreement, the Company issued TI on August 6, 2008 a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 82,707,293 shares at an exercise price of $0.0149 per share as of December 31, 2008.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date, or an effective Form S-8 registering shares issued to TI, is less than the VWAP on the date such shares were issued the Company agreed to pay TI such difference in cash. As of December 31, 2008, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as an accrued expense related to the obligation to issue remaining shares.

Other Transactions with TI

In connection with the 8% senior secured convertible debt (see Note 2), on March 2 and 5, 2007, NN Research entered into Patent Assignment agreements (the “Patent Assignments”) with TI, pursuant to which TI assigned to NN Research all of its rights, title and interest in certain issued patents and pending patent applications, with respect to which TI had previously granted NN Research licenses. No value was assigned to these patents. TI also agreed, in a letter to Platinum dated March 7, 2007 (the “Lock-Up Letter”), that for a period of two years from the date of the Lock-Up Letter it would not (except as permitted under the Lock-Up Letter in certain limited circumstances) sell, transfer or otherwise dispose of any shares of our common stock or any securities convertible into or exchangeable or exercisable for shares of our common stock. TI further agreed, in a letter to Platinum dated March 7, 2007 (the “Standstill Letter”), that it would not demand repayment by us or NN Research of any obligations for money borrowed except as defined in the Purchase Agreement.

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

On August 21, 2008 the lease for the Company’s business offices was assigned to Technology Innovations, LLC, releasing the Company from the related obligations for that agreement.

4.	PATENT LICENSE AGREEMENTS

Navy License Agreement

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (“NRL”) (the “License Agreement”). Under the License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles, and local drug delivery fields. The License Agreement allows the Company to sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The License Agreement provides for a license issue fee of $500,000 to be paid in installments as follows: $50,000 in October 2007, $50,000 in August 2008, $100,000 in October 2008, $100,000 in December 2008, $100,000 in June 2009, and $100,000 in December 2009. As of December 31, 2008, the Company had paid $100,000 under this agreement and was delinquent in $200,000 of payments defined under the agreement.

The License Agreement provides for royalties of 5% of net sales, subject to certain minimum royalty payments. The agreement requires minimum annual royalty payments, paid in advance, in October of the year prior to the royalty period. Minimum annual royalties defined under this agreement are as follows: $76,667 for amounts payable in 2007, $144,333 for amounts payable in 2008, $212,000 for amounts payable in 2009, $279,667 for amounts payable in 2010, $347,333 for amounts payable in 2012 and $30,000 per year thereafter as defined. As of December 31, 2008, the Company had paid $76,667 under this agreement. Royalty payments resulting from this agreement are expensed as incurred.

Prior to the fourth quarter of 2008, the Company had been amortizing the $500,000 Navy license issue fee over the five year term of the license agreement on a straight-line basis. During the fourth quarter of 2008, the Company evaluated the recoverability of the net capitalized license issue fee and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows including required minimum royalty payments was uncertain.  As such, the carrying value of this capitalized license issue fee was reduced to zero during the fourth quarter of 2008. This asset impairment determination was based on management’s judgments regarding the Company’s current cash position, the requirements for minimum annual funding requirements for royalties and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as discussed in Note 1). In connection with this evaluation, a fourth quarter impairment loss of $ 375,000 was recorded to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008.

During the twelve months ended December 31, 2008 and 2007, $100,000 and $25,000, respectively, of amortization expense was recognized for this license agreement.

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

The Company had been amortizing the Ambit license over an estimated useful life of 9 years which would have been completed in 2014. During the fourth quarter of 2008, the Company evaluated the recoverability of the net book value of this intangible asset and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows was uncertain.  As such, the carrying value of this license was reduced to zero during the fourth quarter of 2008. This asset impairment determination was based on management’s judgment regarding the Company’s current cash position, and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as discussed above.). In connection with this evaluation, a fourth quarter impairment loss was recorded of $ 198,910 to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008.

During the twelve months ended December 31, 2008 and 2007, $33,152 of amortization expense was recognized prior to the impairment loss.

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

During 2007, the Company was notified that Atlas Mining Company suspended mining activities at its mining facility which sources halloysite. In consideration of these actions and due to the related uncertainty of the future delivery of this inventory, all prepaid inventory related to Atlas Mining Company was marked down to zero with a corresponding  charge to operational expense in 2007.

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

6.     INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2008	2007
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	246,260	(1,006,088)
State	(841,484)	(226,152)
Total deferred	(595,224)	(1,232,240)
Less increase in valuation allowance	595,224	1,232,240
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

Individual components of deferred taxes are as follows:

	2008	2007
Deferred tax assets
Net operating loss carry forwards	$3,902,103	$3,394,155
Equity issued for services	1,811,973	2,110,105
Other	419,953	34,545
Total	6,134,029	5,538,805
Less valuation allowance	(6,134,029)	(5,538,805)
Gross deferred tax asset	$-	$-

Deferred tax liabilities
Beneficial Conversion Feature	$150,189	$-
Gross deferred tax liabilities	$150,189	$-

Net deferred tax liabilities	$150,189	$-

As of December 31, 2008 the Company has a deferred income tax liability of $150,189 which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes.

The Company has approximately $12,002,000 in federal net operating loss carryforwards (“NOL’s”) available to reduce future taxable income.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carryforward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of SFAS 123(R), which are not included in the determination of the deferred tax asset above and will be recognized in accordance with SFAS 123(R) when realized for tax purposes.  These carryforwards expire at various dates from 2025 through 2028.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the transactions discussed in Note 2, 3 and 7, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the value of ownership change.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have an material effect on the balance sheet or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2008	2007

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal benefit	9.6	2.8
Nondeductible Interest Expense	(11.9)	(9.5)
Gain on Extinguishment of debt	(5.9)	-
Change in valuation allowance	(10.5)	(21.0)
Nondeductible Stock Based Compensation	(14.8)	(4.7)
Other	(0.5)	(1.6)

Effective tax rate	-%	-%

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN48”). Effective for fiscal years beginning after December 15, 2006, FIN48 provides guidance on the financial statement recognition and measurement for income tax positions that we have taken or expect to take in our income tax returns. It also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN48 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position, and therefore, the Company did not have any adjustment to the January 1, 2007 beginning balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
Unrecognized tax benefits balance at January 1, 2008	$0
Gross increase for tax positions of prior years	515,000
Gross decrease for tax positions of prior years	—
Gross increase for tax positions of current year	—
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2008	$515,000

At December 31, 2008, the total unrecognized tax benefits of $515,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2005-2007 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

7.      STOCKHOLDERS EQUITY

On October 9, 2008, the Company mailed an Information Statement on Schedule 14c, informing the stockholders that a majority of the common shares outstanding as of September 12, 2008 had voted to, among other things; amend the Company’s Certificate of Incorporation to increase the authorized common stock to 5,000,000,000 shares from 300,000,000 shares.

As of December 31, 2008 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

On September 29, 2008 the Investors agreed to exchange detachable warrants (see Note 2) to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Common Stock Issuances

During the twelve months ended December 31, 2008, the Company issued an aggregate of 6,607,493 shares of its common stock in satisfaction of interest obligations to its senior debt holders (see Note 2).

In 2008, the Company issued 4,275,715 shares of its common stock to Sichenzia Ross Friedman and Ference in settlement of a liability accrued for general legal services received by the Company between October 2007 and December 2008. The Company issued 340,000 shares of common stock for such obligation in 2007 which was valued at $34,000 as of December 31, 2007. The aggregate shares of common stock issued and received in 2008 in connection with these services was valued at $175,621 based on the market price of the Company’s common stock when the required performance by the attorney was complete.

In March 2008 the Company issued 46,286 shares of its common stock to Everblak, Inc. in settlement of a liability accrued for services to be received by the Company between November 2007 and March 2009. The common stock issued and received in connection with this transaction has been valued at $2,057 based on the market price of the Company’s common stock when the shares were delivered and the required performance by Everblak, Inc. was complete.

In September 2008, the Company issued 300,000 shares of common stock to TI as partial satisfaction of a contractual liability (see Note 3) amounting to $11,700.

On March 26, 2007, we issued 100,000 common shares to F.M. Office Express, Inc. and 60,000 shares to Pittsford Flour Mill, LLC in connection with services performed on our behalf in connection with the relocation and planning for our new office location. The common stock issued in connection with these transactions has been valued at $57,600 based on the market price of the stock when the services were delivered and required performance by the vendor was complete.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2008, there were common stock warrants outstanding to purchase an aggregate 162,534,651 shares of common stock, excluding the shares available under the TI warrant, pursuant to the warrant grant agreements described below.

During 2007 the Company issued $3,347,500 of 8% senior convertible notes and 25,106,254 in detachable warrants (as further described below and in Note 2.) During the third quarter of 2008, the Company issued the New Notes for $475,000 of debt securities having a conversion price of $0.005 per common share, which triggered the anti-dilution provisions of the Initial Notes and the attached warrants.  On September 29, 2008, the Investors agreed to cancel 1,218,750,060 warrants in exchange for shares of preferred stock, as allowed under the agreement.  As of December 31, 2008, the remaining warrants held by Platinum Advisors, LLC give the holder the right to purchase 162,093,910 shares of the Company’s common stock for $0.005 per share.

In consideration for the cancellation of TI’s debt (see Note 3), on August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  On the date that the warrant was issued, TI beneficially owned 4.05% of the Company through common stock and derivatives convertible into common stock within 60 days from the issue date held by TI and its affiliates. Based on the terms of the warrant conversion agreement TI has the right to purchase up to 82,707,293 shares at an exercise price of $0.0149 per share as of December 31, 2008.

On June 6, 2008 the Company received $200,000 under a promissory note and issued a 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share, the Company valued such warrant at $6,490 as of the repayment date of the note. During the twelve months ended December 31, 2008, $ $6,490, was realized as additional interest expense related to this warrant.

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

On December 27, 2006, the Company granted 200,000 warrants to PR Financial Marketing, LLC (“PRM”) with an exercise price of $0.28 per share in connection with a consulting services agreement. This warrant was fully vested on the date of grant and expired unexercised on December 27, 2008. The value of the services received in connection with this agreement, was measured utilizing the Black-Scholes model as of the date of the warrant grant. The assumptions used in this valuation included: (i) risk-free interest rate of 4.7%, (ii) weighted average expected term of two years; (iii) weighted average expected stock volatility 109% and (iv) expected dividends of zero. This valuation resulted in a fourth quarter 2006 charge of $32,460 included in the Statement of Operations.

November 29, 2005 Merger with CMI

On November 29, 2005, the Company completed a recapitalization as a result of the reverse merger with Cementitious Materials, Inc. (a public shell company). Under the merger agreement, the Company merged into a newly formed subsidiary of Cementitious with NaturalNano, Inc. being the surviving entity. The components of the recapitalization are presented below.

	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Stock- holders Equity

CMI equity November 29, 2005	9,982,084	$9,982	$357,483	$(367,465)	$-
Issuance of new shares to NN stockholders	89,838,756	89,839	10,161		100,000
Cancellation of NN shares November 29, 2005	(20,000,000)	(20,000)	(80,000)		(100,000)
Elimination of CMI accumulated deficit			(367,465)	367,465
November 29, 2005 Recapitalization	79,820,840	$79,821	$(79,821)	$-	$-

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

8.	INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”) and the 2008 Incentive Stock Plan (the”2008 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.  The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards.

A summary of the status of outstanding incentive stock plans is presented below:

	2008			2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	18,389,000	$0.20	7.37	10,374,000	$0.19	8.67
Granted during the year	6,395,000	$.08		8,895,000	$0.21	6.42
Exercised				(680,000)	$0.05
Cancelled or forfeited	(2,750,834)	$.18		(200,000)	$0.05
Options outstanding at end of year	22,033,166	$0.19	6.15	18,389,000	$0.20	7.37

Options exercisable at end of year	21,116,498	$0.19	6.16	10,932,751	$0.18	7.62

Shares issued as restricted grants	4,622,001			340,000

Available for future grant	801,809,667			10,405,000

The weighted-average grant date fair value for December 31, 2008 was $.07. The total fair value of shares vested during the year was $815,454. As of December 31, 2008, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. During 2008, no option awards were exercised.

As of December 31, 2008, the amount of unvested compensation is not expected to be material and is expected to vest over the next year.

In addition to options granted under the Company’s 2005 and 2007 Plans described above, during 2006 the Company made certain option grants for an aggregate of 90,000 common stock options, outside of these plans. These grants include vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model. At December 31, 2008 there was no intrinsic value of these outstanding options.

The Company uses the Black-Scholes pricing model to value options granted under the Plans. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.

Black-Scholes Valuation Assumptions:	2008	2007

Risk-free interest rate	2.7-3.5%	3.1-5.0%
Expected term	2.5-5.0	4-9.7
Expected stock volatility	115% - 192%	107%-114%
Expected dividends	zero	zero

9.	COMMITMENTS AND LEASE OBLIGATIONS

On February 1, 2006, the Company entered into a two year lease agreement that included a one year renewal option and expired on January 31, 2009.  This space, representing approximately 3,000 square feet of laboratory space, had been used in the establishment of our initial research facility and was located in Rochester, New York.  The annual rent for each of the initial two years of the agreement was $46,187 and increased to $47,687 when the Company exercised its option to renew the lease for a final year. The Company was responsible for its pro rata share of the operating costs of the facility during the lease period and such costs were assessed annually by the landlord.  On March 31, 2008, the Company and the landlord agreed to terminate this lease effective May 31, 2008. The company relocated its business offices to this location coincident with the Schoen Place lease assignment described below.

On September 19, 2006, the Company entered into a lease agreement that commenced on March 1, 2007 for approximately 2,250 square feet for office space. This lease expires on April 30, 2022 subject to our right to terminate at any time after March 1, 2009 upon 90 days notice. For lease years commencing March 1, 2007 and 2008, the annual base rent was $44,000. On August 21, 2008 the lease for the Company’s business offices was assigned to Technology Innovations, LLC, releasing the Company from the related obligations for that agreement.

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

Total rent expense for the years ended December 31, 2008 and 2007 was $62,298 and $91,911 respectively.

As more fully described in Note 4, the Company has entered into patent license agreements with the United States Department of the Navy and Ambit, which obligate it to pay license fees and certain minimum royalty payments until at least October 2014.

Presented below are the minimum future payments under these license and lease agreements:

For the period ending December 31:	Capital Equipment (1)	Patent License	Equipment	Office and lab space	Total

2009	$67,003	$756,333	$2,325	$42,900	$868,561
2010	3,757	279,667	—	39,600	323,024
2011	—	347,333	—	6,600	353,933
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	—	—	—
Total contractual cash obligations	$70,760	$1,383,333	$2,325	$89,100	$1,545,518

(1) Capital equipment includes $4,505 of interest related to the remaining principal amount of $66,255.

10.	SUBSEQUENT EVENT

Creditor Concessions and Debt Restructuring

Subsequent to December 31, 2008 agreements have been reached with certain vendors to settle accounts payable that were outstanding as of December 31, 2008 for amounts less than the liability that is recorded in the accompanying balance sheet.  As a result of these agreements liabilities of $130,802 have been satisfied for revised payment terms of $50,135.  The resulting vendor concessions of $80,667 will be treated as a gain in the period that the agreements are reached.

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company is evaluating the components of this demand notice and is working to respond to this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees in the amount of $480,453 as of December 31, 2008, which includes $261,265 of the total amount demanded by the employees included in the demand notice.

We have received certain other demands from venders for payment of outstanding balances, all of which have been included as a liability in the accompanying balance sheet.

8% Senior secured Promissory Notes April 3, 2009

On April 3, 2009, we entered into two 8% Senior secured Promissory Notes for $136,356 and $34,750, respectively (the “2009 Promissory Notes”) with Platinum Long Term Growth IV, LLC (“Platinum”), and Longview Special Financing, Inc. (“Longview” and together with Platinum, collectively, the “Lenders”). The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007.

The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured.

The 2009 Promissory Notes contains a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above. The Company incurred fees and expense of $3,685 in the first quarter of 2009 in securing these notes.