Form 10-Q
period 2009-03-31
NaturalNano , Inc.
filed 2009-06-19
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:                                                          March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                                   to

Commission File Number:                                                                    000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

585-286-4848
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.68,772,954  as of June 15, 2009

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,552	$1,148
Halloysite and Pleximer inventory	20,125	20,209
Other current assets	135,706	184,992
Total current assets	196,383	206,349
Non-current assets:
Deferred financing costs, net	151,772	196,411
Property and equipment, net	411,560	443,103
Total non-current assets	563,332	639,514
Total Assets	$759,715	$845,863
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Accounts payable	$569,028	$641,288
Accrued payroll	457,935	480,453
Accrued expenses	357,793	309,048
Capital lease obligations	45,088	62,536
Patent license obligation	400,000	400,000
Deferred revenue	80,000	80,000
Derivative liability	505,215	-
Registration rights liability	82,489	82,489
Due to related parties	69,657	66,875
8% Senior secured promissory note	144,441	-
8% Senior secured convertible notes, net of discount of $656,972 and $999,895, respectively	3,152,028	2,811,605
Total current liabilities	5,863,674	4,934,294
Non-current liabilities:
Capital lease obligations	-	3,719
Deferred tax liability	116,067	150,189
Derivative liability	59,166	-
Other long term liabilities	44,500	45,050
Total Liabilities	6,083,407	5,133,252
Committment and Contingencies	-	-
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Seried B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500	750	750
Seried C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 67,507,045 and 67,007,045, respectively	67,507	67,007
Additional paid in capital	18,166,329	18,705,365
Deficit accumulated in the development stage	(23,562,528)	(23,064,761)
Total stockholders' deficiency	(5,323,692)	(4,287,389)
Total liabilities and stockholders' deficiency	$759,715	$845,863

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

			From inception:
	For the three months ended		December 22, 2004
	March 31,		to March 31,
	2009	2008	2009

Income:
Revenue	$31,375	$2,950	$333,969
Cost of goods sold	1,474	1,443	90,030
Gross profit	29,901	1,507	243,939
Operating expenses:
Research and development (a)	63,220	635,970	6,184,209
General and administrative (a)	18,774	361,153	9,397,990
Loss on asset impairment	-	-	573,910
Write down of prepaid inventory	-	-	249,650
	81,994	997,123	16,405,759

Loss from Operations	(52,093)	(995,616)	(16,161,820)

Other income (expense):
Interest (expense) income, net	(466,068)	(587,887)	(4,647,124)
Gain on forgiveness of debt	83,667	-	83,667
Net gain on derivative liability	8,398		8,398
Income from cooperative research project	-	-	180,000
Gain on warrant	-	-	326,250
Financing fees	-	-	(3,280,228)
	(374,003)	(587,887)	(7,329,037)
Net loss	$(426,096)	$(1,583,503)	$(23,490,857)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	67,073,712	123,393,510

(a)	Stock based compensation expense included in the Statement of Operations for the three monthsended March 31, 2009 and 2008, respectively, are as follows:
Research and development (credit) expense of ($28,538) and $264,768, respectively.
General and administrative (credit) expense of ($45,512) and $206,741, respectively.

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		-
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purcahse:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt, net of taxes					324,811		324,811
Grant of common stock for services @:
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		-
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	$5,000	$18,705,365	$(23,064,761)	$(4,287,389)
Vesting of stock options granted					(74,050)		(74,050)
Beneficial conversion feature of debt, net of taxes					34,122		34,122
Shares issued on debt conversion	500,000	500			2,000		2,500
Cumulative effect of adoption of accounting for instruments indexed to an entity's common stock as of 1/1/2009					(501,108)	(71,671)	(572,779)
Net loss for the three months ended 3/31/09						(426,096)	(426,096)
Balance at March 31, 2009	67,507,045	$67,507	5,000,000	$5,000	$18,166,329	$(23,562,528)	$(5,323,692)

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From inception:
	For the three months ended		December 22, 2004
	March 31,		to March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(426,096)	$(1,583,503)	(23,490,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,143	62,210	553,429
Amortization of discount on convertible notes	342,923	406,163	3,165,528
Amortization of deferred financing costs	44,639	95,944	693,346
Vesting of stock options	(74,050)	471,509	4,919,461
Non-cash gain on forgiveness of debt	83,667	-	83,667
Fair value adjustment of derivative liabilities	(8,398)		(8,398)
Issuance of warrants for services		-	3,369,945
Issuance of stock for services		76,410	157,378
Issuance of stock for interest		-	346,508
Forgiveness of interest expensed		-	42,016
Change in value of registration rights agreement		-	12,128
Loss on asset impairments		-	573,909
Receipt of and gain on Atlas Mining warrant		-	(506,250)
Loss (gain) on asset disposal		-	69,292
Deferred rent		2,710	9,034
Changes in operating assets and liabilities:
Decrease (increase) in inventory	84	8,793	(20,125)
Decrease (increase) in other current assets	49,286	14,699	(135,706)
(Decrease) increase in accounts payable, accrued payroll and accrued expenses	(129,700)	317,344	1,471,191
Increase in deferred revenue		-	80,000
(Decrease) increase in other liability	(550)	(1,500)	35,466
Net cash used in operating activities	(80,052)	(129,221)	(8,579,038)
Cash flows from investing activities:
Purchase of property and equipment	(6,600)	(39,718)	(568,982)
Proceeds from sale of property and equipment		-	3,128
Purchase of license		-	(200,000)
Proceeds from sale of Atlas Mining warrant		-	506,250
Net cash (used in) provided by investing activities	(6,600)	(39,718)	(259,604)
Cash flows from financing activities:
Proceeds from convertible notes		-	7,881,000
Proceeds from promissory notes	144,441		144,441
Advances on related party line of credit		-	900,000
Advances from related parties	2,782	53,207	1,306,343
Repayment of amounts due to related parties		-	(1,149,102)
Repayment of capital lease obligations	(21,167)	(21,310)	(133,649)
Payment of registration rights damages		-	(63,539)
Deferred financing costs		-	(180,600)
Issuance (redemption)of common stock		-	99,000
Proceeds from exercise of stock options		-	75,300
Net cash provided by financing activities	126,056	31,897	8,879,194
Increase (decrease) in cash and cash equivalents	39,404	(137,042)	40,552
Cash and cash equivalents at beginning of period	1,148	404,940	0
Cash and cash equivalents at end of period	$40,552	$267,898	$40,552

Supplemental disclosure of cash flow information:
Cash paid for interest during the period		$2,694	$143,556

Schedule of non-cash investing and financing activities:
Allocation of proceeds from discount on notes payable and warrant grants		$406,163	$3,688,600
Issuance of warrants in partial payment of financing costs			$507,508
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Common stock issued for:
Principal payment on convertible notes	$2,500		$4,169,500
Services			$293,702
Capital lease obligations		$24,765	$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Accrual for purchase of Navy License			$450,000

Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled for:
Cancellation of license agreement			$(84,000)
Issuance of warrants			$69,303

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the three months ended March 31, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
    Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by  U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain prior period amounts have been reclassified to be consistent with current period presentation.

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

   Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:
•	polymers, plastics and composites
•	cosmetic and personal care items,
•	household products, and
•	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

   Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2009 of $426,096 and had negative working capital of $5,667,291 and a stockholders' deficiency of $5,323,692 at March 31, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

On April 3, 2009, the Company entered into two 8% Senior Secured Promissory Notes for an aggregate borrowing of $171,126. These notes are referred to as the “2009 Promissory Notes.” As of March 31, 2009, the Company had received advances of $144,441 in connection with the 2009 Promissory Notes. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009. On April 3, 2009 the Company received the balance of the proceeds in the amount of $26,685. On April 21 and May 12, 2009, the Company entered into additional 8% Senior Secured Promissory Note for $5,000 and $15,000, respectively.

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

   Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations.  For stock based derivative financial instruments, the Company uses the Black-Scholes option valuation model, adjusted for management’s assessment of the probability of exercise, to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

   Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. There were 1,025,555,385 and 63,472,738 potentially dilutive shares underlying convertible debt, outstanding options and warrants which would have been considered in the calculation for March 31, 2009 and 2008, respectively, if the Company had generated earnings in the period.

   Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of The Emerging Issues Task Force (“EITF”) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-05 applies to any free-standing financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 had a material impact on our consolidated financial position and results of operations as the Company has financial instruments with the characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.   See Note 3 for additional disclosure regarding the adoption of EITF 07-05.

   Recent Accounting Pronouncements

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2. DEBT AGREEMENTS

8% Senior Secured Promissory Notes
On April 3, 2009, the Company entered into two 8% Senior Secured Promissory Notes for an aggregate borrowing of $171,126. These notes are referred to as the “2009 Promissory Notes.” As of March 31, 2009, the Company had received advances of $144,441 in connection with the 2009 Promissory Notes. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009. On April 3, 2009 the Company received the balance of the proceeds in the amount of $26,685.

The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009.

 On April 21 and May 12, 2009, the Company entered into additional 8% Senior Secured Promissory Note for $5,000 and $15,000, respectively. The terms and conditions of the May 12, 2009 note are consistent with the terms and conditions of the April 3, 2009 notes.

   8% Senior Secured Convertible Debt
As of March 31, 2009 the consolidated balance sheet reflects a current liability of $3,152,028 for Senior Secured Convertible debt net of $656,972 of discount. The notes are convertible into shares of common stock at the price of $0.005 per share, which will be adjusted if there are future issuances of common stock at a price less than this conversion price. These notes have been classified as a current due to the Company’s default on certain provisions of the agreement including those related to the payment of interest and the registration rights agreement (described further below.) The lenders have signed a forbearance agreement related to these default provisions through August 31, 2009.  Subsequent to March 31, 2009, 675,000 shares of common stock were issued to the holders of the notes for payment of a portion of the outstanding accrued interest amounting to $3,375.

On February 6, 2009, the Company received a Notice of Conversion from Longview Special Financing Inc. requesting the conversion and issuance of 500,000 shares of common stock in payment of $2,500 in outstanding principal on the 8% Senior Secured Convertible notes. In accordance with the debt agreement, these shares were issued to Longview on March 19, 2009. Subsequent to March 31, 2009 an additional $2,500 was converted into 500,000 shares of common stock

The discount on these notes will be amortized using a straight line method and classified as interest during the term of the Notes through the period ending January 31, 2010. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by EITF 98-5 as the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.

As of December 31, 2008 the Company has a deferred income tax liability of $150,189 which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. Accordingly, during the three months ended March 31, 2009 the Company recorded a reduction of $34,122 to Deferred Tax Liabilities and a corresponding charge to Additional Paid in Capital in connection with the tax attributes associated with the amortization of this beneficial conversion feature.

   Registration Rights Agreement

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

The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. As of the fourth quarter of 2008, the registration statement had not updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through August 31, 2009.

3. DERIVATIVE LIABILITY

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted effective January 1, 2009.  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The Company evaluated their instruments as described below.

The Company issued warrants to Platinum Advisors LLC in 2007 as consideration for due diligence services in connection with the Loan and Security Agreement as described in Note 2 above. In connection with these services, the Company has outstanding warrants for the purchase of 162,093,910 shares of the Company’s common stock at $0.005 per share. These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)  None of these warrants have been exercised as of March 31, 2009.

In addition, the Company issued a warrant agreement to Technology Innovations LLC (“TI”) in August 2008, described in Note 4.  The warrant was determined not to have a fixed settlement provision as the exercise price will fluctuate based upon the number of shares fully diluted outstanding.

The convertible debt contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

The Company included these anti-dilution provisions in order to protect the warrant and debt holders from the potential dilution associated with future financings.  In accordance with EITF 07-05, the warrants and debt conversion feature have been recognized as a derivative instrument and have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option valuation model with the following assumptions on the following dates, adjusted based on probability of various scenarios for each instrument:

	March 31, 2009	January 1, 2009
Platinum Advisors warrants:
Risk-free interest rate	1.32%	1.13%
Expected volatility	267%	242%
Expected life (in years)	2.0	2.2
Expected dividend yield	-	-

	March 31, 2009	January 1, 2009
Technology Innovations warrants:
Risk-free interest rate	1.32%	1.13%
Expected volatility	267%	242%
Expected life (in years)	1.96	2.13
Expected dividend yield	-	-

	March 31, 2009	January 1, 2009
Debt conversion feature:
Risk-free interest rate	1.13%	1.13%
Expected volatility	267%	242%
Expected life (in years)	0.83	1.08
Expected dividend yield	-	-

The risk-free interest rate was based on rates established by the U.S. treasury yield. The Company’s expected volatility was based on the volatility of the Company’s stock price using a look-back basis.  The expected life of the warrants was determined by the expiration date of the warrants.  The expected dividend yield was based upon the fact the Company has not historically paid dividends and does not expect to pay dividends in the future.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle.  As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid-in-Capital	Increase(decrease) in Accumulated Deficit		Increase in Derivative Liability
Platinum Advisors warrants	$501,018	$	(447,817)	$53,201
TI warrants	-		5,151	$5,151
Debt conversion feature	-		514,427	$14,427
Total	$501,018		$71,761	$572,779

The Platinum Advisor warrants were originally recorded at $501,018, their relative fair value on the date of grant, as an increase to additional paid-in-capital.  Changes in Accumulated Deficit include $71,761 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008.  The derivative liability amount reflects the fair value of each derivative instrument as of the January 1, 2009 date of implementation. The derivative liability associated with the debt conversion feature is classified as short term as the associated debt matures January 30, 2010.  The Platinum Advisor and TI warrants classified as derivative liabilities mature in 2011 and accordingly are presented as long term liabilities.

   Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The derivative liabilities are measured at fair value using certain quoted market prices and estimated factors such as volatility and probability and are classified within Level 3 of the valuation hierarchy. The following table provides a roll forward of the liabilities carried at fair value measured using significant unobservable inputs (level 3).

Fair value at adoption – 1/1/2009	$572,779
Gain included in earnings	(8,398)
Fair value – 3/31/2009	$564,381

4. WARRANT AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC

Prior to September 26, 2008, Technology Innovations LLC (“TI”) was our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock as of December 31, 2007. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004.

On August 1, 2008 $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company.   If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 83,318,235 shares at an exercise price of $0.0237 per share as of March 31, 2009.

5. CREDITOR CONCESSIONS

During the first quarter of 2009, the Company entered into five agreements with certain vendors to settle accounts payable that were outstanding as of December 31, 2008 for amounts less than the liability that was recorded in the accompanying balance sheet.  As a result of these agreements liabilities of $137,052 were satisfied for revised payment terms of $53,385.  The resulting vendor concessions of $83,667 have been treated as a gain in the first quarter of 2009 which is the period that the agreements were reached.

6. STOCKHOLDERS EQUITY

As of March 31, 2009 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2009, the Company had 67,507,045 shares of common stock issued and outstanding and 5,000,000 shares of preferred stock outstanding.

On February 6, 2009, the Company received a Notice of Conversion from Longview Special Financing Inc. requesting the conversion and issuance of 500,000 shares of common stock in payment of $2,500 in outstanding principal on the 8% Senior Secured Convertible notes. In accordance with the debt agreement, these shares were issued to Longview on March 19, 2009.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2009 there were common stock warrants outstanding to purchase an aggregate 162,534,651 shares of common stock respectively (excluding the shares available under the Technology Innovations LLC warrant which is described in Note 4) pursuant to various warrant grant agreements.

7. INCENTIVE STOCK PLANS

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

A summary of the option activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2009	22,033,166	$0.19	6.15
Granted	0
Exercised	0
Cancelled or forfeited	4,130,667	$0.12
Options outstanding at March 31, 2009	17,902,499	$0.18	5.91

Options exercisable at March 31, 2009	17,902,499	$0.18	5.91

8. CONTINGENCIES

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements that involve risks and uncertainties. These include statements about our expectations, plans, objectives, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions. Such forward looking statements include statements addressing operating performance, events or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue realization, revenue growth, earnings, earnings per share, or similar projections. These statements estimates involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this report. You should not place undue reliance on these forward-looking statements.

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

General
Since inception, December 22, 2004 the Company has been and in 2009 we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with a special emphasis on additives to polymers and other industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. Our near-term goal is to commercialize our core technology and application processes utilizing nanotubes.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2009 of $426,096 and had negative working capital of $5,667,291 and a stockholders' deficiency of $5,323,692 at March 31, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

On April 3, 2009, the Company entered into two 8% Senior Secured Promissory Notes for an aggregate borrowing of $171,126. These notes are referred to as the “2009 Promissory Notes.” As of March 31, 2009, the Company had received advances of $144,441 in connection with the 2009 Promissory Notes. The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009. On April 3, 2009 the Company received the balance of the proceeds in the amount of $26,685. On April 21 and May 12, 2009, the Company entered into additional 8% Senior Secured Promissory Note for $5,000 and $15,000, respectively.

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

Operating activities
Net cash used in operating activities during the three months ended March 31, 2009 and 2008 was $80,052 and $129,221, respectively. The net loss generated in the first quarter of 2009 of $426,096 reflects a reduction of $1,157,407 when compared to the net loss incurred during the first quarter of 2008. Non-cash items (depreciation, amortization and the vesting of stock options) were $684,171 lower in 2009 than the prior period in 2008. The decrease in non-cash items reflects a credit during the first quarter of 2009 for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options resulting from to the employee turnover experienced in the first quarter of 2009. Reductions in depreciation and amortization expense reflect the asset impairment charges taken in the fourth quarter of 2008.  The Company realized lower amortization expenses relating to debt discount and deferred financing costs during the first quarter of 2009, compared with the prior year period, as a result of the extension of the amortization period to January 31, 2010 coincident with the financing received in the third quarter of 2008.

The decrease in the net loss for the three month ended March 31, 2009 reflects reduced spending in the first quarter of 2009 as the Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. We expect that all spending categories will be reduced throughout 2009, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2209 and 2008 was $6,600 and $39,718, respectively. Our capital investment during the first quarter of 2009 reflects the buy out on a capital lease for equipments used in our research and development lab. Leasehold improvements of $39,718 made in the first quarter of 2008 relate to investments in our production and laboratory facility.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2009 and 2008 was $126,056 and $31,897, respectively. The cash flows from financing activities in the first quarter of 2009 reflect the receipt of $144,441 in proceeds from the 8% senior secured promissory notes. During 2009, we received cash advances of $2,782 from affiliated entities for shared services agreements compared to $53,207 in 2008 representing a reduction in services used by us.

During the three months ended March 31, 2009 and 2008, we made capital lease payments of $21,167 and $21,310, respectively.

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

Instruments Indexed to an Entity’s Own Stock

Effective January 1, 2009, the Company adopted the provisions of The Emerging Issues Task Force (“EITF”) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-05 applies to any free-standing financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of EITF 07-05 had a material impact on our consolidated financial position and results of operations as the Company has financial instruments with the characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

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

Share Based Payments

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

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS   109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2008 and 2007, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with SFAS 109. In addition, as of December 31, 2008 the Company has recorded a deferred tax liability of $150,189, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature. In connection with  the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. See Footnote 6 for further analysis.

As of March 31, 2009 the Company had a deferred income tax liability of $116,067, which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during August and September of 2008 with the offset recorded through additional paid-in capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to additional paid-in capital as the beneficial conversion feature is amortized over the term of the Notes.

Comparison of Statement of Operations for the three months ended March 31, 2009 and 2008

Revenue and Gross Profit

During the three months ended March 31, 2009 and 2008, the Company recorded $31,375 and $2,950, respectively in revenue from shipments of halloysite product samples. The related cost of goods sold was $1,474 and $1,443 for this sample shipments completed in the quarter. Gross margin of $ 29,901 and $1,507 was realized for the three month period ended March 31, 2009 and 2008, respectively.

The Company recognizes revenues through the sales and shipment of samples of Pleximer product, halloysite processing, as well as funding for development of specific applications for our proprietary halloysite technologies in consumer products and other industries.

Operating Expenses

Total research and development expenses for the three months ended March 31, 2009 was $63,220 as compared to $635,970 for the three months ended March 31, 2008.  The decrease in spending on research and development reflects the staff and officer resignations in the fourth quarter of 2008.  During the first quarter of 2009, the new management has been focused on the evaluation of current technology developed and available for market introduction and the assessment of related market opportunities.  These conditions resulted in no salary or consultant related expenses during this first quarter of 2009. This staff turnover also resulted in credits for unvested stock option forfeited during the period.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2009	2008	(decrease)
Salaries & Benefits	$-	$162,750	$(162,750)
Stock option compensation	(28,538)	264,768	(293,306)
Consulting Services	-	79,299	(79,299)
Patent Costs	40,051	39,972	79
Depreciation	28,275	24,700	3,575
Rent & Utilities	16,191	20,585	(4,394)
All other	7,241	43,896	(36,655)
	$63,220	$635,970	$(572,750)

Total general and administrative expenses for the three months ended March 31, 2009 was $18,774 as compared to $361,153 for the three months ended March 31, 2008. The decrease in spending on general and administrative expenses reflects the staff and officer resignations in the first quarter of 2009.  The current officers have not received compensation from the Company for the first quarter 2009 and the Company has no signed compensation agreements with these officers and as such no compensation was accrued in the first quarter of 2009. This staff turnover also resulted in credits for stock option vesting during the period. During the fourth quarter of 2008 and continuing into the first quarter of 2009, management implemented ongoing cost reductions.  Management will continue to actively assess the Company's operating structure with the objective to reduce ongoing expenses, increase sources of revenue. During the first quarter 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007; and upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses. During the first quarter of 2008, the Company received a QETC Facilities, Operations and Training tax rebate in the amount of $257,000 from the State of New York. Upon receipt of this rebate, the Company recorded the amount as a reduction to general and administrative expenses. During the fourth quarter of 2008, the Company recognized asset impairment to its carrying value of its intangible assets, and as a result the amortization expense in 2009 is notably lower than the amounts recognized in 2008.

	For the three months ended		Variance
	March 31,		increase
General and Administrative	2009	2008	(decrease)

Salaries & Benefits	$-	$107,958	$(107,958)
Stock option compensation	(45,512)	206,741	(252,253)
Legal & Professional fees	38,519	110,200	(71,681)
Depreciation & amortization of intangible assets	9,867	37,510	(27,643)
Insurance expense	8,526	12,495	(3,969)
Shareholder expense	4,810	5,429	(619)
State tax	(13,680)	(241,330)	227,650
All other	16,244	122,150	(105,904)
	$18,774	$361,153	$(342,379)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

As described in Note 2 to the condensed consolidated financial statements, interest expense includes the amortization of the debt discount, interest on the 8% Senior Secured Convertible Notes, amortization of related financing costs and the registration rights obligation – of which are associated with the Initial and New Notes issuance on March 7, 2007 and September 29, 2008. Interest costs resulting from capital lease obligations and the 2009 8% Senior Secured Promissory Notes are also included in Other Expense.

On August 1, 2008 in connection of a new financing agreement, TI agreed to cancel and forgive all principal, interest, fees and expenses accrued pursuant it Line of Credit Agreement with the Company (Note 4) thereby resulting in a reduction in interest expense in the first quarter of 2009 when compared to the prior year quarter.

Interest was earned on cash balances held at certain financial institutions during the three months ended March 31, 2008. The decrease in interest income earned reflects the decline in cash on-hand during the first quarter of 2009.

	For the three months ended		Variance
	March 31,		increase
Other (Expense) Income	2009	2008	(decrease)
Amortization of debt discount	$(342,923)	$(406,163)	$63,240
Interest to 8% senior convertible notes	(76,947)	(67,695)	(9,252)
Amortization of financing costs	(44,639)	(95,944)	51,305
Interest to TI note	-	(17,951)	17,951
Interest paid on capital leases	(1,559)	(2,694)	1,135
Interest earned on cash	-	2,560	(2,560)
	$(466,068)	$(587,887)	$121,819

During the first quarter of 2009, the Company entered into five agreements with certain vendors to settle accounts payable that were outstanding as of December 31, 2008 for amounts less than the liability that was recorded in the accompanying balance sheet.  As a result of these agreements liabilities of $137,052 were satisfied for revised payment terms of $53,385.  The resulting vendor concessions of $83,667 have been treated as a gain in the first quarter of 2009 which is the period that the agreements were reached.

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as a derivative instruments and as such were re-characterized as derivative liabilities.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a charge of $8,398 during the first quarter of 2009.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 these officers have concluded that our disclosure controls and procedures were not effective.  The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.  During the fourth quarter of 2008 and the first quarter of 2009 the Company experienced the resignations in the positions of controller, Chief financial Officer and Chief Executive Officer.  These roles were filled in the first quarter of 2009 part time and contract staffing. To address the material weaknesses we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

 There can be no assurance, however, that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no changes in our internal control over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2009 the Company issued 500,000 shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt ..  These shares were converted at $0.005 per share reflecting satisfaction of $2,500 in principal payments on the outstanding notes.

Item 3. Defaults upon Senior Securities.

On May 20, 2009 the Company entered into Forbearance Agreements with Platinum Long Term Growth LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders”). These Forbearance Agreements reflect the Company’s default on various terms and conditions under the Company’s 8% Senior Secured Notes due March 6, 2009 and January 31, 2010 as well as to the Registration Rights Agreement entered into by the Company on March 7, 2007. The lenders agreed to forbear from demanding payments defined in these agreements until August 31, 2009 (unless extended by the Lenders in their discretion.)

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effect as of the date of the filing of the Company’s quarterly report on Form 10Q for the period ended March 31, 2009, Kathleen A. Browne resigned her position as the Company’s Chief Financial Officer.

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.1	Third Amended and Restated Articles of Incorporation	*
3.2	By-laws	*
4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock, a copy of which is filed herewith.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	*
10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)

10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	*
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	*
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)
10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)

10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
10.42
8% Senior Secured Promissory Note dated as of February 25, 2009 in the original principal amount of $144,125.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC

		*
10.43
Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010

		*
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009, to Platinum Advisors LLC.	*
10.45
Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009

		*
10.46
Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009

		**
10.47	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.48
Letter Agreement dated  May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.

		**
10.49	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	**
10.50
8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

		**
10.51	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**

10.52	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed October 3, 2008.

2.4	Incorporated by reference to Exhibit10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006

26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007

39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	June 19, 2009	/s/ James Wemett
James Wemett President and Director

Date:	June 19, 2009	/s/ Kathleen A. Browne
Kathleen A. Browne Chief Financial Officer