Form 10-Q
period 2009-06-30
NaturalNano , Inc.
filed 2009-09-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________________________________ to ______________________________

	Commission File Number:	000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

585-267-4848
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 73,682,045 as of September 11, 2009.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$543	$1,148
Halloysite and Pleximer inventory	20,227	20,209
Other current assets	96,043	184,992
Total current assets	116,813	206,349
Non-current assets:
Deferred financing costs, net	110,322	196,411
Property and equipment, net	373,127	443,103
Total non-current assets	483,449	639,514
Total Assets	$600,262	$845,863
Liabilities and Stockholders’ Deficiency
Liabilities
Current liabilities:
Accounts payable	$571,442	$641,288
Accrued payroll	457,935	480,453
Accrued expenses	462,533	309,048
Capital lease obligations	33,491	62,536
Patent license obligation	400,000	400,000
Deferred revenue	70,000	80,000
Derivative liability	96,489	—
Registration rights liability	82,489	82,489
Due to related parties	70,584	66,875
8% Senior secured promissory note	191,126	—
8% Senior secured convertible notes, net of discount $420,029 and $999,895, respectively	3,381,471	2,811,605
Total current liabilities	5,817,560	4,934,294
Non-current liabilities:
Capital lease obligations	—	3,719
Deferred tax liability	81,945	150,189
Derivative liability	15,020	—
Other long term liabilities	43,000	45,050
Total Liabilities	5,957,525	5,133,252
Commitments and Contingencies
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Seried B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500	750	750
Seried C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 69,682,045 and 67,007,045, respectively	69,682	67,007
Additional paid in capital	18,209,151	18,705,365
Accumulated deficit	(23,641,096)	(23,064,761)
Total stockholders’ deficiency	(5,357,263)	(4,287,389)
Total liabilities and stockholders’ deficiency	$600,262	$845,863

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended		From inception:
	June 30,		June 30,		December 22, 2004
	2009	2008	2009	2008	to June 30,
					2009
Income:

Revenue	$35,858	$123,975	$67,233	$126,925	$369,827
Cost of goods sold	13,486	41,311	14,960	42,754	103,516
Gross profit	$22,372	$82,664	$52,273	$84,171	$266,311
Operating expenses:
Research and development (a)	78,836	304,504	142,056	940,474	6,263,045
General and administrative (a)	112,295	466,669	131,069	827,822	9,510,285
Loss on asset impairment	-	-	-	-	573,910
Write down of prepaid inventory	-	-	-	-	249,650
	191,131	771,173	273,125	1,768,296	16,596,890

Loss from Operations	(168,759)	(688,509)	(220,852)	(1,684,125)	(16,330,579)

Other income (expense):
Interest (expense) income, net	(362,681)	(737,080)	(828,749)	(1,324,967)	(5,009,805)
Gain on forgiveness of debt	-	-	83,667	-	83,667
Net gain on derivative liability	452,872	-	461,270	-	461,270
Income from cooperative research project	-	-	-	-	180,000
Gain (loss) on warrant	-	-	-	-	326,250
Financing fees	-	-	-	-	(3,280,228)
	90,191	(737,080)	(283,812)	(1,324,967)	(7,238,846)
Net loss	$(78,568)	$(1,425,589)	$(504,664)	$(3,009,092)	$(23,569,425)

Loss per common share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	68,316,386	126,229,721	67,698,481	124,811,615

(a) Stock based compensation expense included in the Statement of Operations are as follows:
- Research and development expense of $0 and ($28,538) for the three and six months ended June 30, 2009, respectively, and $23,437 and $288,205 for the three and six months ended June 30, 2008 resprectively.

- General and Administration expense of $0 and ($45,512) for the three and six months ended June 30, 2009, respectively, and $66,547 and $273,287 for the three and six months ended June 30, 2008 respectively.

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit Accumulated in Development Stage	Stockholders’ Equity (Deficiency)
	Common Stock		Preferred Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount
December 22, 2004 (inception)

20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$—	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		—
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purcahse:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @ :
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt, net of taxes					324,811		324,811
Grant of common stock for services @ :
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		—
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		—
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	$5,000	$18,705,365	$(23,064,761)	$(4,287,389)
Vesting of stock options granted					(74,050)		(74,050)
Beneficial conversion feature of debt, net of taxes					68,244		68,244
Issuance of common stock as interest payment:
$0.05 per share	675,000	675			2,700		3,375
Shares issued on debt conversion	2,000,000	2,000			8,000		10,000
Cumulative effect of adoption of accounting for instruments indexed to an entity’s common stock as of 1/1/2009					(501,108)	(71,671)	(572,779)
Net loss for the six months ended 6/30/09						(504,664)	(504,664)
Balance at June 30, 2009	69,682,045	$69,682	5,000,000	$5,000	$18,209,151	$(23,641,096)	$(5,357,263)

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From inception: December 22, 2004 to June 30, 2009
	For the six months ended June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(504,664)	$(3,009,092)	$(23,569,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,576	124,224	591,862
Amortization of discount on convertible notes	579,866	812,326	3,402,471
Amortization of deferred financing costs	89,774	191,888	738,481
Vesting of stock options	(74,050)	561,492	4,919,461
Non-cash gain on forgiveness of debt	83,667		83,667
Fair value adjustment of derivative liabilities	(461,270)		(461,270)
Issuance of warrants for services		3,709	3,369,945
Issuance of stock for services		70,170	157,378
Issuance of stock for interest	3,375	346,507	349,883
Forgiveness of interest expensed			42,016
Change in value of registration rights agreement			12,128
Loss on asset impairments			573,909
Receipt of and gain on Atlas Mining warrant			(506,250)
Loss (gain) on asset disposal			69,292
Deferred rent		5,420	9,034
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(18)	8,256	(20,227)
(Increase) decrease in other current assets	88,949	3,810	(96,043)
(Decrease) increase in accounts payable, accrued payroll and accrued expenses	(22,546)	406,224	1,578,345
(Decrease) increase in deferred revenue	(10,000)	157,500	70,000
(Decrease) increase in other liability	(2,050)	(3,000)	33,966
Net cash used in operating activities	(152,391)	(320,566)	(8,651,377)
Cash flows from investing activities:
Purchase of property and equipment	(6,600)	(76,322)	(568,982)
Proceeds from sale of property and equipment			3,128
Purchase of license			(200,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(6,600)	(76,322)	(259,604)
Cash flows from financing activities:
Proceeds from convertible notes			7,881,000
Proceeds from promissory notes	191,126		191,126
Advances on related party line of credit		200,000	900,000
Advances from related parties	3,709	108,578	1,307,270
Repayment of amounts due to related parties		(23,532)	(1,149,102)
Repayment of capital lease obligations	(32,764)	(43,652)	(145,246)
Payment of registration rights damages			(63,539)
Deferred financing costs	(3,685)		(184,285)
Issuance (redemption)of common stock			99,000
Proceeds from exercise of stock options			75,300
Net cash provided by financing activities	158,386	241,394	8,911,524
Increase (decrease) in cash and cash equivalents	(605)	(155,494)	543
Cash and cash equivalents at beginning of period	1,148	404,940	—
Cash and cash equivalents at end of period	$543	$249,446	$543

Supplemental disclosure of cash flow information:
Cash paid for interest during the period		$5,529	$143,556
Schedule of non-cash investing and financing activities:
Allocation of proceeds from discount on notes payable and warrant grants			$3,688,600
Issuance of warrants in partial payment of financing costs		$6,490	$507,508
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Common stock issued for:
Principal payment on convertible notes	$10,000		$4,177,000
Services			$293,702
Capital lease obligations		$24,765	$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Accrual for purchase of Navy License			$450,000
Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled for:
Cancellation of license agreement			$(84,000)
Issuance of warrants			$69,303

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the six months ended June 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to From 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain prior period amounts have been reclassified to be consistent with current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates and assumptions.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure.  These financial statements have not been updated for subsequent events occurring after September 14, 2009.

     Basis of Consolidation

The condensed consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for: 

●	polymers, plastics and composites 

●	cosmetic and personal care items,

●	 household products, and 

●	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

     Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2009 of $504,664 and had negative working capital of $5,700,747 and a stockholders’ deficiency of $23,641,096 at June 30, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During the first and second quarter of 2009, the Company entered several 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009. The Company paid $137,469 in outstanding principal on the 2009 Promissory Notes in July 2009. The remaining principal $53,657 remains outstanding. The Company has received waivers of default relating to this debt through October 31, 2009.

Management is actively assessing the Company’s operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

     Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. There were 1,018,152,755 and 63,659,404 potentially dilutive shares underlying convertible debt, outstanding options and warrants which would have been considered in the calculation for June 30, 2009and 2008, respectively, if the Company had generated earnings in the period.

 Tax Rebate from the State of New York

In July 2009, the Company received a QETC Facilities, Operations, and Training tax rebate ("QETC rebate") from the State of New York in the amount of $253,000, related to the tax year ending December 31, 2008.  This amount will be recorded as a reduction in general and administrative expenses in the third quarter. The 2009 Notes, described in Note 2, guarantee certain principal repayment upon the receipt of these proceeds.

 Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of  Financial Instruments," requires disclosure of fair value information about financial instruments.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable and capital leases.  Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's capitalized lease obligations and revolving note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The carrying value approximates the fair value of these debt instruments as of June 30, 2009.

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

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1),  which require disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of FSP No. 107-1 and APB 28-1 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), to incorporate accounting guidance that originated in auditing standards into the body of authoriative literature issued by the FASB. SFAS No. 165 requires the evaluation of  subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which June 15, 2009.  The Company adopted the requirements of SFAS No. 165 for the period ending June 30, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial position, results of operations or cash flows. See Note 1 - Organization and Operations of the Company.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Cooperative does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

2. DEBT AGREEMENTS

     8% Senior Secured Promissory Notes

During the first and second quarter of 2009, the Company entered into several 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009. The Company paid $137,469 in outstanding principal on the 2009 Promissory Notes in July 2009. The remaining principal of $53,657 remains outstanding. The Company has received waivers of defaults relating to this debt through October 31, 2009.

     8% Senior Secured Convertible Debt

As of on June 30, 2009 the consolidated balance sheet reflects a current liability of $3,381,471 for Senior Secured Convertible debt net of $420,029 of discount. The notes are convertible into shares of common stock at the price of $0.005 per share, which will be adjusted if there are future issuances of common stock at a price less than this conversion price. These notes have been classified as a current liability based on the January 2010 maturity and due to the Company’s default on certain provisions of the agreement including those related to the payment of interest and the registration rights agreement. The Company has received a signed forbearance agreement related to these default provisions through December 31, 2009.

During the three and six months ended June 30, 2009, the Company received Notices of Conversion from Longview Special Financing Inc. resulting in the conversion and issuance of an of 500,000 and 1,500,000 shares of common stock, respectively, in payment of $2,500 and $7,500 in outstanding principal on the 8% Senior Secured Convertible notes. Subsequent to June 30, 2009 an additional $20,000 in outstanding principal was converted into 4,000,000 shares of common stock.

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

As of December 31, 2008 the Company has a deferred income tax liability of $150,189 which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. Accordingly, during the six months ended June 30, 2009 the Company recorded a reduction of $68,244 to Deferred Tax Liabilities and a corresponding charge to Additional Paid in Capital in connection with the tax attributes associated with the amortization of this beneficial conversion feature.

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

The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. As of the fourth quarter of 2008, the registration statement had not updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through October 31, 2009.

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

The Company issued warrants to Platinum Advisors LLC in 2007 as consideration for due diligence services in connection with the Loan and Security Agreement as described in Note 2 above. In connection with these services, the Company has outstanding warrants for the purchase of 162,093,910 shares of the Company’s common stock at $0.005 per share. These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.) None of these warrants have been exercised since the date of issuance.

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

The derivative liabilities were valued using the Black-Scholes option valuation model with the following assumptions on the following dates, adjusted based on probability of various scenarios for each instrument:

	June 30, 2009	January 1, 2009
Platinum Advisors warrants:
Risk-free interest rate	1.76%	1.13%
Expected volatility	283%	242%
Expected life (in years)	1.75	2.17
Expected dividend yield	—	—

	June 30, 2009	January 1, 2009
Technology Innovations warrants:
Risk-free interest rate	1.76%	1.13%
Expected volatility	283%	2.42%
Expected life (in years)	1.75	2.13
Expected dividend yield	—	—

	June 30, 2009	January 1, 2009
Debt conversion feature:
Risk-free interest rate	1.76%	1.13%
Expected volatility	283%	242%
Expected life (in years)	.58	1.08
Expected dividend yield	—	—

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

EITF 07-05 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid-in-Capital	Increase(decrease) in Accumulated Deficit	January 1, 2009 Derivative Liability	June 30, 2009 Derivative Liability
Platinum Advisors warrants	$501,018	$(447,817)	$53,201	$13,777
TI warrants	—	5,151	$5,151	$1,243
Debt conversion feature	—	514,427	$514,427	$96,489
Total	$501,018	$71,761	$572,779	$111,509

The Platinum Advisor warrants were originally recorded on January 1, 2009 at $501,018, their relative fair value on the date of grant, as an increase to additional paid-in-capital. Charges to Accumulated Deficit include $71,761 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008. As of the date of implementation of this accounting standard, the derivative liability amount reflected the fair value of each derivative instrument as of the January 1, 2009. The derivative liability associated with the debt conversion feature has been classified as short term as the associated debt matures January 30, 2010. The Platinum Advisor and TI warrants classified as derivative liabilities mature in 2011 and accordingly are presented as long term liabilities. During the three and six month periods ended June 30, 2009, the Company recognized $452,872 and $8,398 in net gains, respectively, relating to the changes in fair market value for these derivative liabilities, subsequent to the date of adoption.

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

Fair value at adoption – 1/1/2009	$572,779
Gain recognized in Q1 2009	(8,398)
Gain recognized in Q2 2009	(452,872)
Fair value – 6/30/2009	$111,509

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

On August 1, 2008 $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company. If the purchase occurred after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise. Based on the terms of the warrant conversion agreement TI has the right to purchase up to 83,069,771 shares at an exercise price of $0.0237 per share as of June 30, 2009.

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

6. STOCKHOLDERS EQUITY

As of June 30, 2009 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2009, the Company had 69,682,045 shares of common stock issued and outstanding and 5,000,000 shares of preferred stock outstanding.

During the first six months of 2009 and in accordance with the convertible note agreement, the Company received several Notices of Conversion from Longview Special Financing Inc. which resulted in the issuance of 2,000,000 shares of common stock at $0.005 per share in payment of $10,000 on the outstanding principal on the 8% Senior Secured Convertible Notes. In accordance with the terms and conditions of this agreement 2,000,000 common shares were issued to Longview during the six months ended June 30, 2009.

During the three month period ended June 30, 2009, the Company issued 675,000 shares of common stock at $0.005 per share reflecting a payment of $3,375 on the outstanding accrued interest earned by Platinum Long Term Growth on the 8% Senior Secured Convertible Notes.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2009 there were common stock warrants outstanding to purchase an aggregate 162,534,651 shares of common stock respectively (excluding the shares available under the Technology Innovations LLC warrant which is described in Note 4) pursuant to various warrant grant agreements.

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

A summary of the option activity for the three months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2009	22,033,166	$0.19	6.15
Granted	0
Exercised	0
Cancelled or forfeited	9,109,833	$0.12
Options outstanding at June 30, 2009	12,923,333	$0.21	6.45

Options exercisable at June 30, 2009	12,923,333	$0.21	6.45

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

9. SERIES C AMENDMENT

On September 3, 2009, the Company filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada at the request of the holder of the Series C Preferred Stock, Platinum Long Term Growth IV. The purpose of the amendment was to remove the right of the holder of the Series C shares to appoint a director to the Company. Platinum Long Term Growth desires to remain a passive investor in the Company and does not want to exercise any control over the business of the Company. However, they remain a majority shareholder of the Company. As of the date of the agreement, the Series C Director is removed and serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. No other changes were made to the original terms of that September 29, 2008 agreement.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

●	the successful implementation of research and development programs;

●	the ability to demonstrate the effectiveness of our technology;

●	the timeline for customer accreditation for product formulations;

●	our ability to enter into strategic partnering and joint development agreements;

●	our ability to competitively market our Pleximer and filled tube products;

●	the terms and timing of product sales and licensing agreements;

●	the timing and approval of filed and pending patent applications;

●	the ability to raise additional capital to fund our operating and research activities until we generate adequate cash flow from operations;

●	our ability to attract and retain key personnel and;

●	general market conditions.

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

Liquidity and Capital Resources

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2009 of $504,664 and had negative working capital of $5,700,747 and a stockholders’ deficiency of $23,641,096 at June 30, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During the first and second quarter of 2009, the Company entered into several 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2009. The Company paid $137,469 in outstanding principal on the 2009 Promissory Notes in July 2009. Therefore $53,657 remains outstanding. The proceeds of $253,000 from the QETC rebate were used to pay $137,469 in outstanding principal, as required in this debt agreement. The Company has received waivers of defaults relating to the remaining outstanding principal balance of $53,657 extending through October 31, 2009.

Management is actively assessing the Company’s operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Operating activities

Net cash used in operating activities during the six months ended June 30, 2009 and 2008 was $152,391 and $320,566, respectively. The net loss generated in the first half of 2009 of $504,664 reflects a reduction of $2,504,428 when compared to the net loss incurred during the first half of 2008.

Total adjustments to reconcile net loss for the six months ended June 30, 2009 to cash used in operations (the total of depreciation, amortization, vesting of stock options, non-cash gain on debt forgiveness, fair value adjustment of derivative instruments, deferred income and issuances of warrants and stock) was $1,818,473 lower in 2009 than in the comparable period in 2008. Reductions in depreciation and amortization expense noted in 2009 reflect asset impairment charges taken in the fourth quarter of 2008. The Company realized lower amortization expense on debt discount and deferred financing costs during the first half of 2009 compared with the prior year as a result of the extension of the amortization period to January 31, 2010 coincident with the financing received in the third quarter of 2008. The 2009 decrease in non-cash items also includes a credit during the first half of 2009 for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options resulting from to the employee turnover experienced in the first half of 2009. During the first quarter of 2009, the Company reduced outstanding liabilities through negotiation with certain of its vendors, resulting in a net gain on forgiveness of debt in the amount of $83,667. The current year also reflects a fair value adjustment of $461,270 to the carrying value of derivative liabilities for which there was no comparable activity in 2008. The Company adopted the accounting prescribed under EITF 07-05 in the first quarter of 2009 which relates to the accounting for financial instruments that are potentially settled in the entity’s own common stock (See Note 2.)

The decrease in the net loss for the six months ended June 30, 2009 reflects lower net revenues as well as reduced spending in the first half of 2009. The Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. The Company expects that all spending categories will be reduced throughout 2009, although it will continue to make efforts to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2009 and 2008 was $6,600 and $76,322, respectively. During the first quarter of 2009, the Company bought out certain leased equipment used in its research and development lab. Leasehold improvements of $76,322 made in 2008 related primarily to investments in the Company’s production and laboratory facility.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2009 and 2008 was $158,386 and $241,394, respectively. The cash flows from financing activities in the half of 2009 reflect the receipt of $191,126 in proceeds from the 8% senior secured promissory notes. During 2009, we also received cash advances of $3,709 from affiliated entities for shared services agreements compared to $108,578 in 2008 representing a reduction in services used by us.

During the six months ended June 30, 2009 and 2008, we made capital lease payments of $32,764 and $43,652, respectively.

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

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2008 and 2007, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with SFAS 109. In addition, as of December 31, 2008 the Company recorded a deferred tax liability of $150,189, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature. In connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. See Note 6 for further analysis.

As of June 30, 2009 the Company had a deferred income tax liability of $81,945, which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during August and September of 2008 with the offset recorded through additional paid-in capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to additional paid-in capital as the beneficial conversion feature is amortized over the term of the Notes.

Comparison of Statement of Operations for the three months ended June 30, 2009 and 2008

Revenue and Gross Profit

During the three months ended June 30, 2009 and 2008, the Company recorded $35,858 and $123,975, respectively in revenue from shipments of halloysite product samples. The related cost of goods sold was $13,486 and $41,311 for the sample shipments completed in the second quarter of each year. Gross margin of $22,372 and $82,644 was realized for the quarters ended June 30, 2009 and 2008, respectively. Realized margin percentages can and have varied significantly among sample shipments. The realized gross margin is highly dependent on the attributes and specialized refining procedures prescribed by each customer requesting the samples as well as by the industry and end product envisioned by the customer.

The Company recognizes revenues through the sales and shipment of samples of Pleximer product, halloysite processing, as well as funding for development of specific applications for our proprietary halloysite technologies in consumer products and other industries.

Operating Expenses

Total research and development expenses for the three months ended June 30, 2009 was $78,836 as compared to $304,504 for the three months ended March 31, 2008. The decrease in spending on research and development reflects the staff and officer resignations in the fourth quarter of 2008. Since the first quarter of 2009, management has been focused on the evaluation of current technology developed and available for market introduction and the assessment of related market opportunities. These conditions resulted in notably reduced expenses for staff salaries and consultant expenses during the first and second quarters of 2009. This staff turnover also resulted in credits in the first quarter of 2009 for unvested stock option forfeited during the period.

	For the three months ended June 30,		Variance increase (decrease)
Research and Development	2009	2008
Salaries & benefits	$—	$138,312	$(138,313)
Stock option compensation	—	23,437	(23,437)
Consulting services	1,354	40,163	(38,809)
Patent costs	38,470	76,609	(38,139)
Depreciation	28,590	24,700	3,890
Rent & utilities	7,335	21,717	(14,382)
Allocation to cost of goods sold	—	(38,010)	38,010
All other	3,087	17,575	(14,488)
	$78,836	$304,504	$(225,668)

Total general and administrative expenses for the three months ended June 30, 2009 was $112,295 as compared to $466,669 for the three months ended June 30, 2008. The decrease in spending on general and administrative expenses reflects the staff and officer resignations in the first quarter of 2009. The sole officer of the Company earned compensation during the second quarter of 2009 which has been accrued as of June 30, 2009. No stock option expenses or credits occurred in the second quarter as all outstanding options were vested in prior periods. During the fourth quarter of 2008 and continuing into the second quarter of 2009, management implemented cost reductions. Management will continue to actively assess the Company’s operating structure with the objective to reduce ongoing expenses, increase sources of revenue. During the fourth quarter of 2008, the Company recognized asset impairment to its carrying value of its intangible assets, and as a result the amortization expense in 2009 is notably lower than the amounts recognized in 2008.

	For the three months ended June 30,		Variance increase (decrease)
General and Administrative	2009	2008

Salaries & benefits	$31,380	$156, 566	$(125,186)
Consulting services	12,556	16,518	(3,962)
Stock option compensation	—	66,547	(66,547)
Legal & professional fees	14,568	100,000	(85,432)
Depreciation & amortization of intangible assets	9,843	33,288	(23,445)
Insurance expense	2,751	12,612	(9,861)
Shareholder expense	7,548	4,447	3,101
State tax	17,251	88	17,163
All other	16,398	76,603	(60,205)
	$112,295	$466,669	$(354,374)

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

	For the three months ended June 30,		Variance increase (decrease)
Other (Expense) Income	2009	2008
Amortization of debt discount	$(236,943)	$(406,163)	$169,220
Interest to 8% senior convertible and promissory notes	(79,802)	(211,116)	131,314
Amortization of financing costs	(45,135)	(95,944)	50,809
Interest to TI note	—	(17,951)	17,951
Interest on financed receivables	—	(3,709)	3,709
Interest paid on capital leases	(801)	(2,834)	2,033
Interest earned on cash	—	637	(637)
	$(362,681)	$(737,080)	$374,399

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as a derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a credit of $452,872 during the first quarter of 2009.

Comparison of Statement of Operations for the six months ended June 30, 2009 and 2008

Revenue and Gross Profit

During the six months ended June 30, 2009 and 2008, the Company recorded $67,233 and $126,925, respectively in revenue from shipments of halloysite product samples. The related cost of goods sold was $14,960 and $42,754 for the sample shipments completed in the quarter. Gross margin of $ 52,273 and $84,171 was realized for the six month period ended June 30,, 2009 and 2008, respectively. Realized margin percentages can and have varied significantly among sample shipments. The realized gross margin is highly dependent on the attributes and specialized refining procedures prescribed by each customer requesting the samples as well as by the industry and end product envisioned by the customer.

The Company recognizes revenues through the sales and shipment of samples of Pleximer product, halloysite processing, as well as funding for development of specific applications for our proprietary halloysite technologies in consumer products and other industries.

Operating Expenses

Total research and development expenses for the six months ended June 30, 2009 was $142,056 as compared to $940,474 for the six months ended June 30, 2008. The decrease in spending on research and development reflects the staff and officer resignations in the fourth quarter of 2008. This staff turnover also resulted in credits for stock option vesting during the period. During the first half of 2009, the Company has been focused on the evaluation of current technology developed and available for market introduction and the assessment of related market opportunities. These conditions resulted in no salary or consultant related expenses during this first quarter of 2009.

	For the six months ended June 30,		Variance increase (decrease)
Research and Development	2009	2008
Salaries & Benefits	—	$301,063	$(301,063)
Stock option compensation	$(28,538)	288,205	(316,743)
Consulting Services	1,354	120,987	(119,633)
Patent Costs	78,521	124,470	(45,949)
Depreciation	56,865	49,400	7,465
Rent & Utilities	23,526	42,301	(18,775)
Allocation to cost of goods sold	—	(38,010)	38,010
All other	10,328	52,058	(41,730)
	$142,056	$940,474	$(798,418)

Total general and administrative expenses for the six months ended June 30, 2009 was $131,069 as compared to $827,822 for the six months ended June 30, 2008. The decrease in spending on general and administrative expenses reflects the staff and officer resignations in the first quarter of 2009. The sole officer of the Company earned compensation during the second quarter of 2009 which has been accrued and unpaid as of June 30, 2009. This staff turnover also resulted in credits for stock option vesting during the period. During the fourth quarter of 2008 and continuing into the first half of 2009, management implemented ongoing cost reductions. Management will continue to actively assess the Company’s operating structure with the objective to reduce ongoing expenses, increase sources of revenue. During the quarter of 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007; and upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses. During the first quarter of 2008, the Company received a QETC Facilities, Operations and Training tax rebate in the amount of $257,000 from the State of New York. Upon receipt of this rebate, the Company recorded the amount as a reduction to general and administrative expenses. During the fourth quarter of 2008, the Company recognized asset impairment to its carrying value of its intangible assets, and as a result the amortization expense in 2009 is notably lower than the amounts recognized in 2008.

	For the six months ended June 30,		Variance increase (decrease)
General and Administrative	2009	2008

Salaries & Benefits	$31,380	$288,834	$(257,454)
Consulting services	20,260	23,018	(2,758)
Stock option compensation	(45,512)	273,287	(318,799)
Legal & Professional fees	53,087	210,200	(157,113)
Depreciation & amortization of intangible assets	19,710	66,576	(46,866)
Insurance expense	11,277	25,107	(13,830)
Shareholder expense	12,358	9,876	2,482
State tax	3,571	(241,242)	244,813
All other	24,938	172,166	(147,228)
	$131,069	$827,822	$(696,753)

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

Interest was earned on cash balances held at certain financial institutions during the six months ended March 31, 2008. The decrease in interest income earned reflects the decline in cash on-hand during the first half of 2009.

	For the six months ended June 30,		Variance increase (decrease)
Other (Expense) Income	2009	2008
Amortization of debt discount	$(579,866)	$(812,326)	$232,460
Interest to 8% senior convertible and promissory notes	(156,749)	(278,811)	(122,062)
Amortization of financing costs	(89,774)	(191,888)	102,114
Interest to TI note	—	(35,901)	35,901
Interest paid on capital leases	(2,360)	(5,529)	3,169
Interest on financed receivables	—	(3,709)	3,709
Interest earned on cash	—	3,197	(3,197)
	$(828,749)	$(1,324,967)	$496,218

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

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as a derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a credit of $452,872 during the first quarter of 2009.

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 this officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

During the fourth quarter of 2008 and the first and second quarters of 2009 the Company experienced the resignations in the positions of controller, Chief Financial Officer and Chief Executive Officer. These roles were filled in the first quarter of 2009 by part time and contract staffing. Coincident with the Company’s Form 10Q for the quarter ended March 31, 2009; the Company’s then Chief Financial Officer resigned and has not been replaced. To address the material weaknesses the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company’s CEO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009. Based on that evaluation, the Company’s CEO concluded that no changes in our internal control over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On the following dates, the Company issued shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of $2,500 in principal payments on the outstanding notes:

March 19, 2009 - 500,000 shares in satisfaction of $2,500 in principal payments
May 13, 2009 - 250,000 shares in satisfaction of $1,250 in principal payments
May 20, 2009 - 250,000 shares in satisfaction of $1,250 in principal payments
June 23, 2009 - 500,000 shares in satisfaction of $2,500 in principal payments
June 30, 2009 - 500,000 shares in satisfaction of $2,500 in principal payments

On April 24, 2009, the Company issued 675,000 shares of common stock in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of $3,375 in interest payments on the outstanding notes.

On July 13, 2009 the Company issued 2,000,000 shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of $10,000 in principal payments on the outstanding notes.

On July 14, 2009 the Company issued 2,000,000 shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of $10,000 in principal payments on the outstanding notes

Item 3. Defaults upon Senior Securities.

On September 8, 2009 the Company entered into Forbearance Agreements with Platinum Long Term Growth LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ). These Forbearance Agreements reflect the Company’s default on various terms and conditions under the Company’s 8% Senior Secured Notes due March 6, 2009 and January 31, 2010 as well as to the Registration Rights Agreement entered into by the Company on March 7, 2007. The lenders agreed to forbear from demanding payments defined in these agreements until October 31, 2009 (unless extended by the Lenders in their discretion.)

Also on September 8, 2009 the Company entered into Forbearance Agreements with Platinum Long Term Growth LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ) relating to the Company’s default on payment on June 30, 2009 of the outstanding balance on the 8% Senior secured promissory notes in the amount of $191,126. The lenders agreed to forbear from demanding payments defined in this agreement until October 31, 2009 (unless extended by the Lenders in their discretion.)

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September  [3], 2009, the Company filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The purpose of the amendment was to remove the right of the holder of the Series C shares to appoint a director to the Company. The holder of the Series C desires to remain a passive investor in the Company and does not want to exercise any control over the business of the Company.

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Third Amended and Restated Articles of Incorporation	*

3.2	By-laws	*

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)

4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)

4.3	Form of Non-Qualified Stock Option Agreement #	(5)

4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)

4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)

4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)

4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)

4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)

4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)

4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)

4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)

4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)

4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)

4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)

4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)

4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)

4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock, a copy of which is filed herewith.	(2.1)

4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	(2.2)

4.19	Amendment to the Ceritifcate of Designation of Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	*

4.20	NaturalNano, Inc. 2008 Incentive Stock Plan #	*

10.1	Lease Agreement – Schoen Place	(19)

10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)

10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)

10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)

10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)

10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)

10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)

10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)

10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)

10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)

10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)

10.12	Employment Letter of Sarah Cooper #	(30)

10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)

10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)

10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)

10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)

10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)

10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)

10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)

10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)

10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)

10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)

10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)

10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)

10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)

10.26	Employment Agreement with Kent A. Tapper #	(41)

10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)

10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)

10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	*

10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	*

10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)

10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)

10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)

10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)

10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)

10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)

10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)

10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)

10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)

10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)

10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)

10.42	Series C Amendment.	**

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

10.45
Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.
		*

10.46
Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.
		*

10.47	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	*

10.48
Letter Agreement dated May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.
		*

10.49	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	*

10.50
8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.
		*

10.51	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*

10.52	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*

10.53
Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.
**

10.54	Letter Agreement dated August 31, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.55
Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.
**

10.56	Letter Agreement dated August 18, 2009 with Platinum Long Term Growth IV, LLC regarding their forebearance with respect to the 8% Senior Secured promissory notes due June 30, 2009.	**

10.57	Letter Agreement dated August 18, 2009 with Longview Special Finance Inc. regarding their forebearance with respect to the 8% Senior Secured promissory notes due June 30, 2009.	**

14.1	Code of Ethics for CEO and Senior Financial Officer	(44)

21.1	Subsidiaries	(45)

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

*	Previously filed

**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005

2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.

2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.

2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.

2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.

2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.

2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.

4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005

5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005

6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006

7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006

8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005

9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005

10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007

11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007

12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007

13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006

14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007

16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007

17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007

18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007

19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006

22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007

24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006

26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006

27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006

29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006

32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006

33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006

34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006

36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006

37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007

38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007

39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007

40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006

41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007

42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007

43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007

44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007

47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007

48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008

49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008

50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008

51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008

52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008

53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008

54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	September 14, 2009	/s/ James Wemett
James Wemett
President and Director