Form 10-Q
period 2009-09-30
NaturalNano , Inc.
filed 2009-11-24
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________________________________________ to ______________________________

	Commission File Number:	000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date  84,927,954  as of November 23, 2009.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,668	$1,148
Halloysite and Pleximer inventory	19,874	20,209
Other current assets	54,899	184,992
Total current assets	77,441	206,349
Non-current assets:
Deferred financing costs, net	64,691	196,411
Property and equipment, net	334,694	443,103
Total non-current assets	399,385	639,514
Total Assets	$476,826	$845,863
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Accounts payable	$608,606	$641,288
Accrued payroll	457,935	480,453
Accrued expenses	510,124	309,048
Capital lease obligations-current	21,639	62,536
Patent license obligation-current	400,000	400,000
Deferred revenue	70,000	80,000
Derivative liability	30,718	-
Registration rights liability	82,489	82,489
Due to related parties	70,337	66,875
8% Senior secured promissory note	50,001	-
8% Senior secured convertible notes, net of discount $183,086 and $999,895, respectively	3,598,414	2,811,605
Total current liabilities	5,900,263	4,934,294
Non-current liabilities:
Capital lease obligations	-	3,719
Deferred tax liability	47,823	150,189
Derivative liability	8,685	-
Other long term liabilities	47,500	45,050
Total Liabilities	6,004,271	5,133,252
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Seried B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500	750	750
Seried C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250

Common Stock - $.001 par value 5 billion authorized, issued and outstanding 73,682,045 and 67,007,045, respectively	73,682	67,007
Additional paid in capital	18,259,273	18,705,365
Accumulated deficit	(23,865,400)	(23,064,761)
Total stockholders' deficiency	(5,527,445)	(4,287,389)
Total liabilities and stockholders' deficiency	$476,826	$845,863

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended		From inception:
	September 30,		September 30,		December 22, 2004
	2009	2008	2009	2008	to September 30,
					2009

Income:

Revenue	$8,119	$53,361	$75,352	$180,286	$377,946
Cost of goods sold	3,927	24,105	18,887	66,859	107,443
Gross profit	$4,192	$29,256	$56,465	$113,427	$270,503
Operating expenses:
Research and development (a)	99,178	298,842	241,234	1,239,316	6,362,223
General and administrative (a)	(159,689)	335,755	(28,620)	1,163,577	9,350,596
Loss on asset impairment	-	-	-	-	573,910
Write down of prepaid inventory	-	-	-	-	249,650
	(60,511)	634,597	212,614	2,402,893	16,536,379

Income (Loss) from Operations	64,703	(605,341)	(156,149)	(2,289,466)	(16,265,876)

Other income (expense):
Interest (expense) income, net	(361,659)	(634,578)	(1,190,408)	(1,959,545)	(5,371,464)
Gain on forgiveness of debt	546	-	84,213	-	84,213
Net gain on derivative liability	72,106	-	533,376	-	533,376
Income from cooperative research project	-	-	-	-	180,000
Gain (loss) on warrant	-	-	-	-	326,250
Financing fees	-	-	-	-	(3,280,228)
	(289,007)	(634,578)	(572,819)	(1,959,545)	(7,527,853)
Net loss	$(224,304)	$(1,239,919)	$(728,968)	$(4,249,011)	$(23,793,729)

Loss per common share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding	72,073,349	129,332,579	69,172,796	126,329,603

(a)	Stock based compensation expense included in the Statement of Operations are as follows:

Research and development expense of $0 and ($28,538) for the three and nine months ended September 30, 2009, respectively and, $69,516 and $357,721 for the three and nine months ended September 30, 2008, respectively.
General and admiistrative expense of $0 and ($45,512) for the three and nine months ended September 30, 2009, respectively and, $127,518 and $ 400,805 for the three and nine months ended September 30, 2008, respectively.

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		-
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purcahse:
2,947,162 with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt, net of taxes					324,811		324,811
Grant of common stock for services @:
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		-
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	$5,000	$18,705,365	$(23,064,761)	$(4,287,389)
Vesting of stock options granted					(74,050)		(74,050)
Beneficial conversion feature of debt, net of taxes					102,366		102,366
Issuance of common stock as interest payment:
$0.05 per share	675,000	675			2,700		3,375
Shares issued on debt conversion	6,000,000	6,000			24,000		30,000
Cumulative effect of adoption of accounting for instruments indexed to an entity's common stock as of 1/1/2009					(501,108)	(71,671)	(572,779)
Net loss for the nine months ended 9/30/09						(728,968)	(728,968)
Balance at September 30, 2009	73,682,045	$73,682	5,000,000	$5,000	$18,259,273	$(23,865,400)	$(5,527,445)

See notes to condensed consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From inception:
	For the nine months ended		December 22, 2004
	September 30,		to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	(728,968)	$(4,249,011)	$(23,793,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,009	186,450	630,295
Amortization of discount on convertible notes	816,809	1,267,454	3,639,414
Amortization of deferred financing costs	135,405	288,886	784,112
Vesting of stock options	(74,050)	758,526	4,919,461
Non-cash gain on forgiveness of debt	83,667		83,667
Fair value adjustment of derivative liabilities	(533,376)		(533,376)
Issuance of warrants for services		6,490	3,369,945
Issuance of stock for services		119,378	157,378
Issuance of stock for interest	3,375	346,507	349,883
Forgiveness of interest expensed			42,016
Change in value of registration rights agreement			12,128
Loss on asset impairments		61,231	573,909
Receipt of and gain on Atlas Mining warrant			(506,250)
Loss (gain) on asset disposal			69,292
Deferred rent		(9,034)	9,034
Changes in operating assets and liabilities:
Decrease (increase) in inventory	335	6,863	(19,874)
Decrease (increase) in other current assets	130,093	83,009	(54,899)
(Decrease) increase in accounts payable,
accrued payroll and accrued expenses	62,209	585,683	1,663,100
(Decrease) increase in deferred revenue	(10,000)	164,000	70,000
(Decrease) increase in other liability	2,450	(4,500)	38,466
Net cash provided by (used in) operating activities	2,958	(388,068)	(8,496,028)
Cash flows from investing activities:
Purchase of property and equipment	(6,600)	(131,219)	(568,982)
Proceeds from sale of property and equipment		192	3,128
Purchase of license		(50,000)	(200,000)
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(6,600)	(181,027)	(259,604)
Cash flows from financing activities:
Proceeds from convertible notes		390,000	7,881,000
Proceeds from promissory notes	191,126		191,126
Payments on promissory notes	(141,125)
Advances on related party line of credit			900,000
Advances from related parties	3,462	141,948	1,307,023
Repayment of amounts due to related parties		(93,303)	(1,149,102)
Repayment of capital lease obligations	(44,616)	(65,995)	(157,098)
Payment of registration rights damages			(63,539)
Deferred financing costs	(3,685)	(20,000)	(184,285)
Issuance (redemption)of common stock		(1,000)	99,000
Proceeds from exercise of stock options			75,300
Net cash provided by financing activities	5,162	351,650	8,899,425
Increase (decrease) in cash and cash equivalents	1,520	(217,445)	2,668
Cash and cash equivalents at beginning of period	1,148	404,940	0
Cash and cash equivalents at end of period	$2,668	$187,495	$2,668

Supplemental disclosure of cash flow information:
Cash paid for interest during the period		$8,589	$143,556

Schedule of non-cash investing and financing activities:
Allocation of proceeds from discount on notes payable and warrant grants		$390,000	$3,688,600
Issuance of warrants in partial payment of financing costs		$6,490	$507,508
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Common stock issued for:
Principal payment on convertible notes	$30,000		$4,197,000
Services		$77,700	$293,702
Capital lease obligations		$24,766	$178,737
Gain on extinguishment of debt by shareholder		$1,029,600	$1,029,600
Accrual for purchase of Navy License			$450,000
Acquisition of license settled through issuance
of common stock (net of $100,000 cash)			$290,000
Common stock returned and cancelled for:
Cancellation of license agreement			$(84,000)
Issuance of warrants			$69,303
See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the nine months ended September 30, 2009 and 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain prior period amounts have been reclassified to be consistent with current period presentation.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2009 for potential recognition or disclosure.  These financial statements have not been updated for subsequent events occurring after November 24, 2009.

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

     Description of the Business

NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

●	polymers, plastics and composites

●	cosmetic and personal care items,

●	household products, and

●	agrichemical products.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

     Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2009 of $728,968 and had negative working capital of $5,822,822 and a stockholders’ deficiency of $5,527,445 at September 30, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

Throughout the nine months ended September 30, 2009, the Company entered into various 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and were not to be used to  redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest on these notes were due and payable in full on September 30, 2009. The Company has repaid $141,125 in outstanding principal on the 2009 Promissory Notes. The remaining principal $50,001 remains outstanding.

Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,287,910 through December 31, 2009. Longview Special Finance has granted a waiver of default on their outstanding principal of $543,591 through June 30, 2010.

Management continues to assess the Company’s operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. The Company will continue to evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

     Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. At September 30, 2009 there were 931,507,984 and 1,734,838,651 potentially dilutive shares underlying convertible debt, outstanding options and warrants which would have been considered in the calculation for September 30, 2009 and 2008, respectively, if the Company had generated earnings in the period.

 Tax Rebate from the State of New York

In July 2009, the Company received a QETC Facilities, Operations, and Training tax rebate ("QETC rebate") from the State of New York in the amount of $253,000, related to the tax year ending December 31, 2008.  This amount has been recorded as a reduction in general and administrative expenses in the third quarter. The 2009 Notes, described in Note 2, required certain principal repayment upon the receipt of these proceeds.

 Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 825, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments.  These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, revolving note payable and capital leases.  Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's capitalized lease obligations and revolving note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  The carrying value approximates the fair value of these debt instruments as of September 30, 2009.

     Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of ASC 815, formerly EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815 applies to any free-standing financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of ASC 815 had a material impact on our consolidated financial position and results of operations as the Company has financial instruments with the characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement. See Note 3 for additional disclosure regarding the adoption of ASC 815.

 In April 2009, the FASB issued ASC 825, formerly FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments which require disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of ASC 825 during the second quarter of 2009 did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued ASC 855, formerly SFAS No. 165, "Subsequent Events", to incorporate accounting guidance that originated in auditing standards into the body of authoritative literature issued by the FASB. The standard requires the evaluation of subsequent events through the date the financial statements are issued or are available for issue and the disclosure of the date through which such subsequent events have been considered.  The Company adopted the requirements of ASC 855 for the period ending June 30, 2009. The adoption of ASC 855 did not have a significant impact on our consolidated financial position, results of operations or cash flows. See Note 1 - Organization and Operations of the Company.

In September 2009, the FASB issued ASC 105, formerly FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 did not have an impact on the Company’s results of operations, financial condition or cash flows.

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2. DEBT AGREEMENTS

     8% Senior Secured Promissory Notes

Throughout the nine months ended September 30, 2009, the Company entered various 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and were not to be used to  redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest on these notes were due and payable in full on September 30, 2009. The Company has repaid $141,125 in outstanding principal on the 2009 Promissory Notes. The remaining principal $50,001 remains outstanding.

Platinum Long Term Growth has granted waivers of default on their outstanding principal through December 31, 2009. Longview Special Finance has granted a waiver of default on their outstanding principal through June 30, 2010.

     8% Senior Secured Convertible Debt

As of on September 30, 2009 the consolidated balance sheet reflects a current liability of $3,598,414 for Senior Secured Convertible debt net of $183,086 of discount. The notes are convertible into shares of common stock at the price of $0.005 per share, which will be adjusted if there is a future issuance of common stock at a price less than this conversion price. These notes have been classified as a current liability based on the January 2010 maturity and due to the Company’s default on certain provisions of the agreement including those related to the payment of interest and the registration rights agreement. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal through December 31, 2009. Longview Special Finance has granted a waiver of default on their outstanding principal through June 30, 2010.

During the nine months ended September 30, 2009, the Company received Notices of Conversion from Longview Special Financing Inc. resulting in the conversion and issuance of 6,000,000 shares of common stock, respectively,  in payment of $30,000 in outstanding principal on the 8% Senior Secured Convertible notes.

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

As of December 31, 2008 the Company has a deferred income tax liability of $150,189 which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. Accordingly, during the nine months ended September 30, 2009 the Company recorded a reduction of $102,366 to Deferred Tax Liabilities and a corresponding charge to Additional Paid in Capital in connection with the tax attributes associated with the amortization of this beneficial conversion feature.

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

The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. As of the fourth quarter of 2008, the registration statement had not updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. Platinum Long Term Growth and Platinum Advisors have provided the Company a forbearance agreement related to this default through December 31, 2009. Longview Special Finance has provided the Company a forbearance agreement related to this default through June 30, 2010.

3. DERIVATIVE LIABILITY

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted effective January 1, 2009. Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company evaluated their instruments as described below.

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

The Company included these anti-dilution provisions in order to protect the warrant and debt holders from the potential dilution associated with future financings. In accordance with ASC 815, the warrants and debt conversion feature have been recognized as a derivative instrument and have been re-characterized as derivative liabilities. ASC 815, formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using the Black-Scholes option valuation model with the following assumptions on the following dates, adjusted based on probability of various scenarios for each instrument:

	September 30, 2009	January 1, 2009
Platinum Advisors warrants:
Risk-free interest rate	1.48%	1.13%
Expected volatility	283%	242%
Expected life (in years)	1.42	2.17
Expected dividend yield	—	—

	September 30, 2009	January 1, 2009
Technology Innovations warrants:
Risk-free interest rate	1.48%	1.13%
Expected volatility	283%	2.42%
Expected life (in years)	1.36	2.13
Expected dividend yield	—	—

	September 30, 2009	January 1, 2009
Debt conversion feature:
Risk-free interest rate	1.48%	1.13%
Expected volatility	283%	242%
Expected life (in years)	0.33	1.08
Expected dividend yield	—	—

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

ASC 815 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid-in- Capital	Increase(decrease) in Accumulated Deficit	January 1, 2009 Derivative Liability	September 30, 2009 Derivative Liability
Platinum Advisors warrants	$501,018	$(447,817)	$53,201	$8,019
TI warrants	—	5,151	$5,151	$666
Debt conversion feature	—	514,427	$514,427	$30,718
Total	$501,018	$71,761	$572,779	$39,403

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

During the three and nine month periods ended September 30, 2009, the Company recognized $72,106 and $533,376 in net gains, respectively, relating to the changes in fair market value for these derivative liabilities, subsequent to the date of adoption.

     Fair Value Measurement

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The derivative liabilities are measured at fair value using certain quoted market prices and estimated factors such as volatility and probability and are classified within Level 3 of the valuation hierarchy. The following table provides a roll forward of the liabilities carried at fair value measured using significant unobservable inputs (level 3).

Fair value at adoption – 1/1/2009	$572,779
Gain recognized in Q1 2009	(8,398)
Gain recognized in Q2 2009	(452,872)
Gain recognized in Q3 2009	(72,106)

Fair value – 9/30/2009	$39,403

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

On August 1, 2008, $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company. If the purchase occurred after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise. Based on the terms of the warrant conversion agreement TI has the right to purchase up to 83,069,771 shares at an exercise price of $0.0237 per share as of September 30, 2009.

5. CREDITOR CONCESSIONS

During the nine months ended September 30, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $137,877, were satisfied for revised payment terms of $53,664, resulting in a gains on forgiveness of debt of $84,213. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

6. STOCKHOLDERS EQUITY

During the first nine months of 2009 and in accordance with the convertible note agreement, the Company received several Notices of Conversion from Longview Special Financing Inc. which resulted in the issuance of 6,000,000 shares of common stock at $0.005 per share in payment of $30,000 on the outstanding principal on the 8% Senior Secured Convertible Notes.

During the nine month period ended September 30, 2009, the Company issued 675,000 shares of common stock at $0.005 per share reflecting a payment of $3,375 on the outstanding accrued interest earned by Platinum Long Term Growth on the 8% Senior Secured Convertible Notes.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2009 there were common stock warrants outstanding to purchase an aggregate 162,534,651 shares of common stock respectively (excluding the shares available under the Technology Innovations LLC warrant which is described in Note 4) pursuant to various warrant grant agreements.

7. INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”) and the 2008 Incentive Stock Plan (the”2008 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards. The shares of common stock underlying the plans are reserved by the Company from its authorized, but not issued common stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. (See Susbsequent Events Note 10 regarding the 2009 Stock Incentive Plan.)

 The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards.

A summary of the option activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2009	22,033,166	$0.19	6.15
Granted	0
Exercised	0
Cancelled or forfeited	9,359,833	$0.12
Options outstanding at September 30, 2009	12,673,333	$0.21	6.26

Options exercisable at September 30, 2009	12,673,333	$0.21	6.26

8. CONTINGENCIES

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company is evaluating the components of this demand notice and is working to respond to this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees in the amount of $480,453 as of September 30, 2009, which includes $261,265 of the total amount demanded by the employees included in the demand notice.

The Company has received certain other demands from venders for payment of outstanding balances, all of which have been included as liabilities in the accompanying balance sheet.

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

10. SUBSEQUENT EVENTS

Principal Repayment
On the following dates, the  Company issued shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of principal payments on the outstanding notes:

October 12, 2009 – 3,500,000 shares in satisfaction of $17,500 in principal payments
November 6, 2009 – 2,000,000 shares in satisfaction of $10,000 in principal payments.

Promissory Notes
On October 22, 2009, the Company borrowed $40,000 from Longview Special Finance Inc. at an annual interest rate of 16%. This borrowing is secured by all other collateral that secures the various senior secured promissory notes (described in Note 2) that the Company has previously issued to Longview. The outstanding principal balance and all accrued and unpaid interest is due and payable in full November 1, 2009.  The Company has received waivers of default relating to this debt through June 30, 2010.

On October 2, 2009, the Company borrowed $25,000 from Platinum Long Term Growth IV LLC at an annual interest rate of 16%. This borrowing is secured by all other collateral that secures the various senior secured promissory notes (described in Note 2) that the Company has previously issued to Platinum. The outstanding principal balance and all accrued and unpaid interest is due and payable in full October 12, 2009.  The Company has received waivers of default relating to this debt through December 31, 2009.

2009 Stock Incentive Plan
On October 15, 2009 the Company filed a Form S-8 registration statement with the Securities and Exchange Commission related to the Company’s 2009 Stock Incentive Plan (“the 2009 Plan”). The 2009 Plan allows for the grant of up to 20,000,000 shares of common stock to key employees, officers, directors, consultants and agents of the Company and its subsidiaries. All grants made under the Plan are administered by a committee established by the Company’s board of directors.  Subsequent to September 30, 2009, this committee granted 5,700,000 shares to various consultants in accordance with the plan agreement as satisfaction of liabilities recorded as of September 30, 2009 and other services provided subsequent to September 30, 2009.

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

Liquidity and Capital Resources

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2009 of $728,968 and had negative working capital of $5,822,822 and a stockholders’ deficiency of $5,527,445 at September 30, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

Throughout the nine months ended September 30, 2009, the Company entered into various 8% Senior Secured Promissory Notes for an aggregate borrowing of $191,126. These notes are referred to as the “2009 Promissory Notes.” The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and were not to be used to  redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest on these notes were due and payable in full on September 30, 2009. The Company has repaid $141,125 in outstanding principal on the 2009 Promissory Notes. The remaining principal $50,001 remains outstanding.

Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,287,910 through December 31, 2009. Longview Special Finance has granted a waiver of default on their outstanding principal $543,591 through June 30, 2010.

Management continues to assess the Company’s operating structure with the objective to reduce ongoing expenses, increasing sources of revenue and is negotiating the terms of additional debt or equity financing. The Company will continue to evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Operating activities

Net cash generated in operating activities during the nine months ended September 30, 2009 was $2,958 compared to $388,068 used by operating activities in the nine months ended September 30, 2008. The net loss generated in the nine months ended September 30, 2009 of $728,968 reflects a reduction of $3,520,043 when compared to the net loss incurred during nine months ended September 30, 2008.

The results of operations for the three months ended September 30, 2009 reflect the receipt of QETC Facilities, Operations, and Training tax rebate ("QETC rebate") from the State of New York in the amount of $253,000, related to the tax year ending December 31, 2008.  This amount has been recorded as a reduction in general and administrative expenses in the third quarter. The 2009 Notes, described in Note 2, required certain principal repayment upon the receipt of these proceeds.

Total adjustments to reconcile net loss for the nine months ended September 30, 2009 to cash used in operations (the total of depreciation, amortization, vesting of stock options, non-cash gain on debt forgiveness, fair value adjustment of derivative instruments, deferred income and issuances of warrants and stock) was $2,479,049 lower in 2009 than in the comparable period in 2008. Reductions in depreciation and amortization expense noted in 2009 reflect asset impairment charges taken in the fourth quarter of 2008. The Company realized lower amortization expense on debt discount and deferred financing costs during the nine month period in 2009 compared with the prior year as a result of the extension of the amortization period to January 31, 2010 coincident with the financing received in the third quarter of 2008. The 2009 decrease in non-cash items also includes a credit during the nine month period in 2009 for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options resulting from to the employee turnover experienced at the beginning of 2009. During 2009, the Company reduced outstanding liabilities through negotiation with certain of its vendors, resulting in a net gain on forgiveness of debt in the amount of $83,667. The current year also reflects a fair value adjustment of $533,376 to the carrying value of derivative liabilities for which there was no comparable activity in 2008. The Company adopted the accounting prescribed under ASC 815 in the first quarter of 2009 which relates to the accounting for financial instruments that are potentially settled in the entity’s own common stock (See Note 2.)

The decrease in the net loss for the nine months ended September 30, 2009 reflects lower net revenues, reduced spending in 2009 as well as the receipt of QETC rebate from the State of New York in the amount of $253,000, related to the tax year ending December 31, 2008.

 The Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. The Company expects that all spending categories will be reduced for the year ending 2009, although it will continue to make efforts to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2009 and 2008 was $6,600 and $181,027, respectively. During the first quarter of 2009, the Company bought out certain leased equipment used in its research and development lab. Leasehold improvements of $76,322 made in 2008 related primarily to investments in the Company’s production and laboratory facility.

Financing Activities

Net cash provided from financing activities in the nine months ended September 30, 2009 and 2008 was $5,162 and $351,650, respectively. The cash flows from financing activities in the nine months ended September 30, 2009 reflect the receipt of $191,126 in proceeds from the 8% senior secured promissory notes and subsequent repayment on $141,125 on these borrowings. During 2009, we also received cash advances of $3,462 from affiliated entities for shared services agreements compared to $141,948 in 2008 representing a reduction in services used by us.

During the nine months ended September 30, 2009 and 2008, we made capital lease payments of $44,616 and $65,995, respectively.

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

Instruments Indexed to an Entity’s Own Stock

Effective January 1, 2009, the Company adopted the provisions of ASC 815, formerly EITF 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. ASC 815 applies to any free-standing financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815, formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The adoption of ASC 815 had a material impact on our consolidated financial position and results of operations as the Company has financial instruments with the characteristics which meet the definition of a derivative instrument in accordance with the provisions of this pronouncement.

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

Share Based Payments

The Company accounts for stock option awards granted under the Plans in accordance with ASC 505, formerly Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”. Under ASC 505, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505.50 Equity-Based Payment to Non-Employees, formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. FASB ASC 740, formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary. Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, as of the years ended December 31, 2008 and 2007, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740. In addition, as of December 31, 2008 the Company recorded a deferred tax liability of $150,189, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature. In connection with the Notes entered into during 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes. See Note 6 for further analysis.

As of September 30, 2009 the Company had a deferred income tax liability of $47,823, which consisted of the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during August and September of 2008 with the offset recorded through additional paid-in capital as an offset to the beneficial conversion feature. This deferred tax liability will decrease with a corresponding increase to additional paid-in capital as the beneficial conversion feature is amortized over the term of the Notes.

Comparison of Statement of Operations for the three months ended September 30, 2009 and 2008

Revenue and Gross Profit

During the three months ended September 30, 2009 and 2008, the Company recorded $8,119 and $53,361, respectively in revenue from shipments of halloysite product samples. The related cost of goods sold was $3,927 and $24,105 for the sample shipments completed in the third quarter of each year. Gross margin of $4,192 and $29,256 was realized for the quarters ended September 30, 2009 and 2008, respectively. Realized margin percentages can and have varied significantly among sample shipments. The realized gross margin is highly dependent on the attributes and specialized refining procedures prescribed by each customer requesting the samples as well as by the industry and end product envisioned by the customer.

The Company recognizes revenues through the sales and shipment of samples of Pleximer product, halloysite processing, as well as funding for development of specific applications for our proprietary halloysite technologies in consumer products and other industries.

Operating Expenses

Total research and development expenses for the three months ended September 30, 2009 was $99,178 as compared to $298,842 for the three months ended September 30, 2008. The decrease in spending on research and development reflects the staff and officer resignations in the fourth quarter of 2008. Since the beginning of 2009, management has been focused on the evaluation of current technology developed and available for market introduction and the assessment of related market opportunities. These conditions resulted in notably reduced expenses for staff salaries and consultant expenses during 2009.

	For the three months ended September 30,		Variance increase
Research and Development	2009	2008	(decrease)
Salaries & benefits	$—	$137,180	$(137,180)
Stock option compensation	—	69,516	(69,516)
Consulting services	10,291	16,484	(6,193)
Patent costs	46,286	30,667	15,619
Depreciation	28,589	25,966	2,623
Rent & utilities	12,732	13,757	1,025
Allocation to cost of goods sold	-	(19,240)	19,240
All other	1,280	24,512	(23,232)
	$99,178	$298,842	$(199,664)

Total general and administrative expenses for the three months ended September 30, 2009 was a net credit of $159,689 as compared to a net charge of $335,755 for the three months ended September 30, 2008. The net credit balance in the 2009 quarter reflects the receipt of QETC Facilities, Operations, and Training tax rebate ("QETC rebate") from the State of New York in during the third quarter in the amount of $253,000, related to the tax year ending December 31, 2008.  This amount has been recorded as a reduction in general and administrative expenses in the third quarter. The 2009 Notes, described in Note 2, required certain principal repayment upon the receipt of these proceeds.

The current quarter of 2009 had a reduction in spending on general and administrative expenses, prior to the receipt of the QETC rebate proceeds, reflecting staff and officer resignations in the first quarter of 2009. No stock option expenses or credits occurred in the third quarter as all outstanding options were vested in prior periods. During the fourth quarter of 2008 and continuing throughout 2009 management continued to implement cost reduction efforts. Management will continue to actively assess the Company’s operating structure with the objective to reduce ongoing expenses and increase sources of revenue. During the fourth quarter of 2008, the Company recognized asset impairment to its carrying value of its intangible assets, and as a result the amortization expense in 2009 is notably lower than the amounts recognized in 2008.

	For the three months ended September 30,		Variance increase
General and Administrative	2009	2008	(decrease)

Salaries & benefits	$32,500	$166,768	$(134,268)
Consulting services	9,907	7,820	2,087
Stock option compensation	-	127,518	(127,518)
Legal & professional fees	41,350	105,600	(64,250)
Depreciation & amortization of intangible assets	9,844	36,260	(26,416)
Insurance expense	3,352	13,750	(10,398)
Shareholder expense	3,903	4,988	(1,085)
State tax	(269,875)	(249,969)	(19,906)
All other	9,330	123,020	(113,690)
	$(159,689)	$335,755	$(495,444)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

As described in Note 2 to the condensed consolidated financial statements, interest expense includes the amortization of the debt discount, interest on the 8% Senior Secured Convertible Notes, amortization of related financing costs and the registration rights obligation – all of which are associated with the Initial and New Notes issued on March 7, 2007 and September 29, 2008. Interest costs resulting from capital lease obligations and the 2009 8% Senior Secured Promissory Notes are also included in Other Expense.

On August 1, 2008 in connection of a new financing agreement, TI agreed to cancel and forgive all principal, interest, fees and expenses accrued pursuant it Line of Credit Agreement with the Company (Note 4) thereby resulting in a reduction in interest expense in the first quarter of 2009 when compared to the prior year quarter.

Interest was earned on cash balances held at certain financial institutions during the three months ended June 30, 2008. The decrease in interest income earned reflects the decline in cash on-hand during the third quarter of 2009.

	For the three months ended September 30,		Variance increase
Other (Expense) Income	2009	2008	(decrease)
Amortization of debt discount	$(236,943)	$(455,128)	$(218,185)
Interest to 8% senior convertible and promissory notes	(77,728)	(70,682)	7,046
Amortization of financing costs	(45,631)	(96,998)	(51,367)
Interest to TI note		(6,115)	(6,115)
Interest on financed receivables		(2,781)	(2,781)
Interest paid on capital leases	(1357)	(3,060)	(1,703)
Interest earned on cash		186	186
	$(361,659)	$(634,578)	$(272,919)

During 2009 and in accordance with ASC 815, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a credit of $72,106 during the third quarter of 2009.

Comparison of Statement of Operations for the nine months ended September 30, 2009 and 2008

Revenue and Gross Profit

During the nine months ended September 30, 2009 and 2008, the Company recorded $75,353 and $180,286, respectively in revenue from shipments of halloysite product samples. The related cost of goods sold was $18,887 and $66,859 for the sample shipments completed in the period. Gross margin of $ 56,466 and $113,427 was realized for the nine month period ended September 30, 2009 and 2008, respectively. Realized margin percentages can and have varied significantly among sample shipments. The realized gross margin is highly dependent on the attributes and specialized refining procedures prescribed by each customer requesting the samples as well as by the industry and end product envisioned by the customer.

The Company recognizes revenues through the sales and shipment of samples of Pleximer product, halloysite processing, as well as funding for development of specific applications for our proprietary halloysite technologies in consumer products and other industries.

Operating Expenses

Total research and development expenses for the nine months ended September 30, 2009 was $241,234 as compared to $1,239,316 for the nine months ended September 30, 2008. The decrease in spending on research and development reflects the staff and officer resignations in the fourth quarter of 2008. This staff turnover also resulted in credits for stock based compensation related to the forfeit of unvested options during the period. During the nine months ended September 30, 2009, the Company has been focused on the evaluation of current technology developed and available for market introduction and the assessment of related market opportunities. These conditions resulted in no salary or consultant related expenses during this first quarter of 2009.

	For the nine months ended September 30,		Variance increase
Research and Development	2009	2008	(decrease)
Salaries & Benefits	—	$438,242	$(438,242)
Stock option compensation	$(28,538)	357,721	(386,259)
Consulting Services	11,645	137,470	(125,825)
Patent Costs	124,807	155,136	(30,329)
Depreciation	85,454	75,365	10,089
Rent & Utilities	36,258	44,609	(8,351)
Allocation to cost of goods sold	-	(57,250)	57,250
All other	11,608	88,023	(76,415)
	$241,234	$1,239,316	$998,082

Total general and administrative expenses for the nine months ended September 30, 2009 reflects a net credit of $28,620, due to the receipt of $253,000 from New York State QETC Facilities, Operations and Training tax rebate for the year ended December 31, 2008.  Gross general and administrative expenses for the nine months ended September 30, 2009, prior to the impact of this rebate, were $278,608 which reflected a reduction of year-to-date spending of $1.4 million compared to 2008, also adjusted for the QETC rebate received in the prior year.

The decrease in spending of gross general and administrative expenses reflects staff and officer resignations in the first quarter of 2009. This staff turnover also resulted in credits for stock option vesting during the period. During the fourth quarter of 2008 and continuing in 2009, management implemented ongoing cost reductions. Management will continue to actively assess the Company’s operating structure with the objective to reduce ongoing expenses, increase sources of revenue.

During the second quarter of 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007; and upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses.

As described above, during the nine months ended September 30, 2009 and 2008, the Company received QETC Facilities, Operations and Training tax rebates in the amount of $253,000 and $501,000, respectively, from the State of New York. Upon receipt of this rebate, the Company recorded the amount as a reduction to general and administrative expenses.

During the fourth quarter of 2008, the Company recognized asset impairment to its carrying value of its intangible assets, and as a result the amortization expense in 2009 is notably lower than the amounts recognized in 2008.

	For the nine months ended September 30,		Variance increase
General and Administrative	2009	2008	(decrease)

Salaries & Benefits	$63,880	$453,874	$(389,994)
Professional fees and consulting services	124,604	346,638	(222,034)
Stock option compensation	(45,512)	400,805	(446,317)
Depreciation & amortization of intangible assets	29,554	111,085	(81,531)
Insurance expense	14,629	38,858	(24,229)
Shareholder expense	16,261	14,864	1,397
State tax	(266,304)	(491,211)	224,907
All other	34,268	288,664	(254,396)
	$(28,620)	$1,163,577	$(1,192,197)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

As described in Note 2 to the condensed consolidated financial statements, interest expense includes the amortization of the debt discount, interest on the 8% Senior Secured Convertible Notes, amortization of related financing costs and the registration rights obligation – all of which are associated with the Initial and New Notes issuance on March 7, 2007 and September 29, 2008. Interest costs resulting from capital lease obligations and the 2009 8% Senior Secured Promissory Notes are also included in Other Expense.

On August 1, 2008 in connection of a new financing agreement, TI agreed to cancel and forgive all principal, interest, fees and expenses accrued pursuant it Line of Credit Agreement with the Company (Note 4) thereby resulting in a reduction in interest expense in the first quarter of 2009 when compared to the prior year quarter.

Interest was earned on cash balances held at certain financial institutions during the nine months ended September 30, 2008. The decrease in interest income earned reflects the decline in cash on-hand during 2009.

	For the nine months ended September 30,		Variance increase
Other (Expense) Income	2009	2008	(decrease)
Amortization of debt discount	$(816,809)	$(1,267,454)	$(450,645)
Interest to 8% senior convertible and promissory notes	(234,477)	(349,494)	(115,017)
Amortization of financing costs	(135,405)	(288,886)	(153,481)
Interest to TI note		(42,016)	(42,016)
Interest paid on capital leases	(3,717)	(8,589)	(4,872)
Interest on financed receivables		(6,490)	(6,490)
Interest earned on cash		3,384	3,384
	$(1,190,408)	$(1,959,545)	$(769,137)

During 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of these agreements liabilities were satisfied for revised payment terms. The resulting vendor concessions of $84,213 have been treated as a gains in the first and third quarters of 2009 which reflect the periods in which these agreements were reached.

During the first quarter of 2009 and in accordance with ASC 815, formerly EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a credit of $452,872 during the first quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

During the fourth quarter of 2008 and for each of the reporting quarters of 2009, the Company experienced the resignations in the positions of controller, Chief Financial Officer and Chief Executive Officer. These roles were filled in the first quarter of 2009 by part time and contract staffing. Coincident with the Company’s Form 10Q for the quarter ended March 31, 2009; the Company’s then Chief Financial Officer resigned and has not been replaced. To address the material weaknesses the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s CEO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009. Based on that evaluation, the Company’s CEO concluded that no changes in our internal control over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2009 and subsequently, the Company issued shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of principal payments on the outstanding notes:

July 13, 2009 – 2,000,000 shares in satisfaction of $10,000 in principal payments
July 14, 2009 – 2,000,000 shares in satisfaction of $10,000 in principal payments
October 12, 2009 – 3,500,000 shares in satisfaction of $17,500 in principal payments
November 6, 2009 – 2,000,000 shares in satisfaction of $10,000 in principal payments

On April 24, 2009, the Company issued 675,000 shares of common stock in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction of $3,375 in interest payments on the outstanding notes.

Subsequent to September 30, 2009, the Company issued 5,700,000 common shares in accordance with the Company’s 2009 Stock Incentive Plan.

Item 3. Defaults upon Senior Securities.

On November 10 and 12, 2009 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until December 31, 2009 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors) and until June 30, 2010 (for the debt outstanding from Longview Special Finance), unless extended by the lenders in their discretion.

On November 10, 2009 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
$2,750,000 8% Senior Secured Notes due March 6, 2009,
$150,000 8% Senior Secured Notes due March 6, 2009,
$190,000 8% Senior Secured Promissory Note due January 31, 2010,
$59,500 8% Senior Secured Promissory Note due January 31, 2010,
$136,000 8% Senior Secured Promissory Note due April 3, 2009,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,

$15,000 8% Senior Secured Promissory Note due June 30, 2009, and
$25,000 16% Senior Secured Promissory Note due October 12, 2009.

On November 17, 2009 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

On November 12, 2009 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. due to the Company’s default on various terms and conditions under the following borrowing agreements:
$500,000 8% Senior Secured Notes due March 6, 2009,
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 8% Senior Secured Promissory Note due January 31, 2010,
$25,500 8% Senior Secured Promissory Note due January 31, 2010,
$34,750 8% Senior Secured Promissory Note due June 30, 2009,
$40,000 16% Senior Secured Promissory Note due November 1, 2009.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Platinum Advisors agreed to forbear from demanding payments defined in these agreements until December 31, 2009.  Longview Special Finance agreed to forbear from demanding payments defined in these agreements until June 30, 2010.

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

Item 6. Exhibits.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)

3.1	Third Amended and Restated Articles of Incorporation	*

3.2	By-laws	*

4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)

4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)

4.3	Form of Non-Qualified Stock Option Agreement #	(5)

4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)

4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)

4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)

4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)

4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)

4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)

4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)

4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)

4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)

4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)

4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)

4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)

4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)

4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock, a copy of which is filed herewith.	(2.1)

4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	(2.2)

4.19	Amendment to the Ceritifcate of Designation of Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock, a copy of which is filed herewith.	*

4.20	NaturalNano, Inc. 2008 Incentive Stock Plan #	*

10.1	Lease Agreement – Schoen Place	(19)

10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)

10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)

10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)

10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)

10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)

10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)

10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)

10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)

10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)

10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)

10.12	Employment Letter of Sarah Cooper #	(30)

10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)

10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)

10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)

10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)

10.17	Line of Credit Agreement dated as of September 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)

10.18	Promissory Note dated September 28, 2006 to the order of Technology Innovations, LLC	(36)

10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)

10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)

10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)

10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)

10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)

10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)

10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)

10.26	Employment Agreement with Kent A. Tapper #	(41)

10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)

10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)

10.29	Promissory Note dated September 6, 2008 to the order of Ross B. Kenzie	*

10.30	Warrant purchase agreement dated September 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	*

10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)

10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)

10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)

10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)

10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)

10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)

10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)

10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)

10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)

10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)

10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)

10.42	Series C Amendment.	*

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
*

10.56	Letter Agreement dated August 18, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the 8% Senior Secured promissory notes due September 30, 2009.	*

10.57	Letter Agreement dated August 18, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the 8% Senior Secured promissory notes due September 30, 2009.	*

10.58
Letter Agreement dated November 10, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010; the $136,376 8% Senior Secured Promissory Note, $5,000 due June 30, 2009, $15,000 due June 30, 2009, $25,000 due October 12, 2009.
**

10.59
Letter Agreement dated November 12, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010, the $34,750 8% Senior Secured Promissory Note due June 30, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009.
**

10.60	Letter Agreement dated November 17, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the 8% Senior Secured promissory notes due March 6, 2009.	**

14.1	Code of Ethics for CEO and Senior Financial Officer	(44)

21.1	Subsidiaries	(45)

31.1	Certification of principal executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of principal executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

*	Previously filed

**	Filed herewith

#	May be deemed a compensatory plan or arrangement

1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005

2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.

2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.

2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.

2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.

2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.

2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.

4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005

5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005

6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006

7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006

8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005

9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005

10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007

11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007

12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007

13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006

14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007

16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007

17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007

18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007

19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007

21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed September 26, 2006

22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007

24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006

25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006

26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006

27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006

29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006

32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006

33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006

34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006

35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006

36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006

37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007

38.	Incorporated by reference to Exhibit10.1 to Current Report on Form 8-K filed March 8, 2007

39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007

40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006

41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007

42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007

43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007

44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007

47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007

48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008

49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008

50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008

51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008

52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008

53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008

54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	November 24, 2009	/s/ James Wemett
James Wemett
President and Director (Principal Executive , Financial and Accounting Officer)