Form 10-K
period 2009-12-31
NaturalNano , Inc.
filed 2010-04-09
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2009
or
☐ Transitional Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

NATURALNANO, INC
Commission File No. 000-49901

Nevada	87-0646435
(State of incorporation)	(IRS Employer Identification Number)

15 Schoen Place Pittsford, New York 14534
(Address of principal executive office)

(585) 267-4848
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class
Common Stock (Par Value - $0.001)

Name of each exchange on which Registered
None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act
YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐    NO ☒
Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒     NO   ☐

Indicate by checkmark if the registrant has submitted electronically and posted on its Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☐     NO   ☐

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
 Large Accelerated Filer ☐        Accelerated Filer ☐     Non-Accelerated Filer    ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
69,682,045 shares at a market valued by reference to the closing price of such stock ($0.02), as of June 30, 2009 was $1,393,641.

As of April 7, 2010, there were 114,497,445 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

NaturalNano Inc.

PART I

Item 1.

Business

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2009 of $1,507,190 and had negative working capital of $5,960,528 and a stockholders' deficiency of $5,906,179 at December 31, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2009, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2009 Promissory Notes from Platinum and Longview during 2009 were $181,376 and $74,750, respectively.  The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, October 12 and November 1, 2009. Platinum has granted a waiver of default on the outstanding principal balance through June 1, 2010. Longview has granted a waiver of default on the outstanding principal balance through June 1, 2010.

In February 2009 Platinum, the sole holder of our Series C Convertible Preferred Stock, elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  At that same time, the then President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became the Company’s sole officer and director.  Mr. Wemett continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On September 3, 2009, Platinum filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The amendment removed Platinum’s right to appoint a director to the Company.  Platinum desires to remain a passive investor in the Company and does not want to exercise any control over the business of the Company.  As of the date of this amendment, the Series C Director was removed and now serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. The amendment also added to the Series C Preferred Stock a limitation on the conversion of such Series C Preferred Stock, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such Series C Preferred Stock shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.  Based on the foregoing limitations, none of the Common Stock underlying the Series C Preferred Stock or any of the Notes issued to Platinum is deemed beneficially owned in excess of 4.99% of the Issuer’s outstanding Common Stock.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has a fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees and were restricted to general working capital purposes only.

The Company has experienced recurring losses from operations since its inception and continues to have a working capital deficiency and limited opportunities for additional capital infusion.  The Company has experienced recurring defaults relating to the various provisions under its current debt obligations and is expected to require future forbearance and waivers relating to such provisions in the future. These negative financial conditions combined with 2009 staff and officer resignations, delays experienced in product introduction and customer acceptance raises substantial doubt of the Company’s ability to continue as a going concern.

OTCBB delisting December 3, 2009

The Company received a OTCBB Delinquency Notification, dated November 24, 2009, from the Financial Industry Regulatory Authority (FINRA) indicating that the Company’s common stock will be removed from quotation on the OTC Bulletin Board, effective as of the opening of trading on December 3, 2009, as a result of three late filings (its Quarterly Report on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009) in a 24-month period. The Company was delinquent one day in filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which triggered the Notification. The Company has decided not to formally appeal this decision by FINRA.

Description of Business

NaturalNano, Inc. was founded in December 2004 in Rochester, New York to develop proprietary materials and processes utilizing naturally occurring nanotubes. The Company is focused on the development of unique additives and technologies to add commercial value to industrial polymers, plastics and composites.  NaturalNano holds or licenses 24 patents and applications, as well as proprietary know-how for the extraction and separation processes, compositions and various derivative materials from halloysite clay.

 Terminology

A summary of the terms used to describe our technologies is presented below.
•
Nanotechnology is research and technology development at the molecular or macromolecular levels, in the length scale of approximately 1 - 100 nanometer (nm) range, to provide a fundamental understanding of phenomena and materials at the nanoscale and to create and use structures, devices and systems that have novel properties and functions because of their small and/or intermediate size. The novel and differentiating properties and functions are developed at a critical length scale of matter typically under 100 nm.

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

•
Halloysite clay is a clay-like mineral occurring in soft, smooth, amorphous masses of a whitish color. Halloysite frequently has a unique tubular quality and is mined throughout the world for various commercial purposes.

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

The nanomaterial we are using is halloysite nanotubes (HNT TM ), which is a nanotubule mineral that occurs in nature in many kaolin clay deposits. This material is actively mined today, both in the USA and internationally and is used by the paper, cement and ceramics industries, among others. We intend to utilize these deposits, and other original sources, to economically obtain and refine nanotubes.

Research and Development

Our research and development plans have historically focused on material characterization, formulation testing and product accreditation for nanoscale materials and nanoclays, our Pleximer products and filled-tube products. These efforts have included process and product evaluations and development in the areas of:
•	The use of halloysite as an additive in composites and polymers
•	Enhancing the extended release properties resident halloysite clay.

For the twelve months ending December 31, 2009 and 2008 we invested $0.3 million and $1.4 million, respectively, in support of our research and development programs. Since inception, December 22, 2004, the Company has invested $6.5 million in research and development related to the evaluation, design and development of the Pleximer products, nanomaterial based products and filled-tube products.

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

NaturalNano’s Pleximer concentrates have been designed to respond to certain industrial and commercial needs by providing materials that are stronger, lighter and less expensive. For example, in the transportation industries (automotive, trucking, aerospace) it is desirable to remove weight in order to achieve better fuel economy in tandem with the ability to carry more cargo. Further advances in stronger, lighter, and less expensive materials are sought out by aerospace and other transportation industries.

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

This data illustrates the increased strength and stiffness obtained at 6-11% HNT addition, as measured by an increase of as much as 60% in the modulus value. The use of only 6-11% of HNTs results in lower levels of component materials and lighter materials, compared to standard composites which can contain as much as 30-60% of the heavier filler material. Elongation, a measurement of flexibility and toughness, remains high (greater than the benchmark of 200%) which is important for durability of the final product. This is an advantage of the Company’s nanocomposites, as traditional composites are often brittle at the high loading levels. We believe Pleximer can provide a lower cost alternative to other nanocomposite materials, due to the reduced processing costs achieved by the elimination of exfoliation and supplemental extrusion processes, described above.

Filled Tube Products

NaturalNano’s halloysite nanotube (“HNT”) products involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite nanotubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product contains a material of interest within the tubes such as an antimicrobial compound to provide antimicrobial properties to the resulting polymer composite material. This would be valuable, for example, in the fabric industry for athletic wear. During 2008 we began the evaluation and testing on several application opportunities relating to filled-tube products in industries including household, personal care and agrichemicals. Our preferred strategy for filled-tube products would be the establishment of a joint development agreement with a field-of-use development partner. Such JDA agreements would include various product demonstration, validation and accreditation trials prior to market commercialization.

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

Halloysite Materials and NaturalNano’s Technologies

Halloysite is different from other nanoclays because it allows for the potential to eliminate certain exfoliation processing required by other nanoclay materials. Conventional nanoclays, also known as platy clays, occur as stacks of two-dimensional sheets held together by an intercalation layer. These sheets must be separated, or exfoliated, to function as nanoparticulate fillers and be dispersed into the polymer matrix. Exfoliation can be a complex, expensive, multi-step process that is often incomplete, frequently leaving larger pieces of clay that create weak points in the resulting composite material. Halloysite nanotubes do not require exfoliation and therefore we believe the Company’s Pleximer products provide an opportunity for a reduction in processing cost and improvements in performance and production rates. Pleximer™ would allow manufacturers to use existing processing equipment without the need for the exfoliation process equipment used with platy clays. This broadens the potential market for clay-based nanocomposites by enabling more manufacturing sites to benefit from these materials and extends the use of the technology into different polymer systems.

The filled-tube products will focus on the utilization of the tubular nature of the halloysite nanotubes, by filling the tubes with active agents for the polymer nanocomposites, household products, cosmetics, agriculture, and pharmaceutical industries. NaturalNano has exclusive rights to patents covering usage of HNT and their unique hollow-tube structure that allows chemicals, additives or other materials to be added to the inside of the tubes, creating a slow or controlled release of the material. HNTs are a hollow tubular structure that is about 1 micron in length (1/1000 of a millimeter) with an average diameter of approximately 100 nanometers. Due to the unique chemistry and geometry of this material, HNTs may be used in an array of applications.

Strategy

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

Under the NRL License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles and local drug delivery fields. The License Agreement provides a license to the Company for the licensed patents, any patents issuing thereon and any re-examination, re-issue, continuation or division thereof within the United States of America until each subject patent expire and is subject to certain Company requirements regarding commercial plans and  investments in marketing and or research and development for the related product applications.

On November 13, 2009, the Company and the NRL agreed to an amended commercialization plan to: (a) include cosmetics as an exclusive field of use and (b) to extend the term of the license to May 15, 2010 in order to continue the discussions among the parties to develop and execute an amended license agreement. The License Agreement allows the Company to sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

The critical milestones associated with the commercialization of the Pleximer and filled-tube products include: manufacturing scale trials, customer application definitions and formulation optimization developed in combination with the customer validation and accreditation processes. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take between three and six months, and in certain instances even longer, from the initial completion date for product design.

Market Opportunities

The Company believes its technologies can provide benefits across a variety of industry segments. Specific industries where management believes halloysite nanotubes may enhance products through controlled and extended release of active ingredients or through other treatments provided on the surfaces of the tubes include:
•	Cosmetics, health and beauty products
•	Household products
•	Polymers, plastics and composites.

The potential markets for our technologies are significant and are projected to continue to grow as future developments in material science and customer demands continue.

•	The American Composites Manufacturers Association estimates that composite manufacturers generate nearly $70 billion in annual revenues. (www.acamet.org)

•	BCC Research estimated the North American plastics compounding production in 2008 at 91 billion pounds and estimates growth to 107 billion pounds by 2014. (www.bccresearch.com).
•	The total estimated North American market for polymers and plastics, as presented by the Society of the Plastics Industry (SPI) in 2004, was approximately $345 billion in shipments.

 Raw Materials and Processing

Halloysite and the closely related kaolonite are naturally occurring clays which are actively mined on a commercial scale in the United States and throughout the world for use in the paper, porcelain and concrete industries, among others. The halloysite nanotubes can be separated from kaolonite using standard processing equipment and techniques which are currently in use. We believe that halloysite clay does not require any special handling, storage, or disposal and can be treated like any other clay product.

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

The Company has identified various sources of halloysite that are considered suitable as suppliers. During 2007, the Company purchased a supply of 15 tons of halloysite nanotubes from a mine in New Zealand. A portion of these halloysite nanotubes have been used to produce Pleximer products available for sale.

Sales and Business Development

The Company’s President is currently responsible for developing relationships with prospective customers and joint research and development partners. The Company does not maintain an in-house sales and business development team but has utilized consultants with chemical, manufacturing and engineering experience to assist with the design and commercialization of product and licensing revenues. Employees for such positions could be filled as in house position in the future, as cash flow and liquidity improvements allow.

The Company forecasts that operating revenues will be generated from the sale of: filled-tubes, Pleximer products and from unique sample formulations developed from business development opportunities. Our contract research and operations consultant receives numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this growing sample formulation and design program may result in future joint development opportunities. During 2009 the Company initiated a program to provide small quantity samples to university researchers on a cost-free basis to encourage active research programs in the advancement of material science applications using halloysite based products.

During 2009 the Company noted an interest in the Company’s recent findings in the use of halloysite nanotubes in the following area:
(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,
(b) commercial and household products using anti-bacterial controlled release products, and
(c) a growing trend in the use of natural ingredients in health and beauty products.

A Joint Development Agreement would be the Company’s approach to business development and product commercialization. In prior years, we entered into  JDAs associated with the evaluating and testing of various product applications designs. These JDAs addressed: the development of polypropylene and nylon-based Pleximer products and a range of polymer systems associated with the development of filled tube applications. These JDAs notably advanced our knowledge of halloysite and related product formulations.  The goal of future JDA agreements would be to develop and commercialize products of interest to each of the partners. The JDAs would contain provisions regarding commitments for future product supply, relative to the products and processes developed, and cross licensing agreements. Historically each party to the joint development agreements has been responsible for the cost of the activities initiated by it own employees and consultants.

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

Larger companies that have nanotechnology business units or divisions that are working with nanotechnology, such as: Air Products and Chemicals, BASF, Dow, E.I. DuPont de Nemours & Company, and others; have substantial resources. They have the capability to produce nanomaterials for their own internal use as well as for sale on the open market. Numerous private firms may also be considered competitive in the general field of supplying nanoscale materials. The Company’s products will compete most directly with compounding companies marketing nanoclay concentrates.

 Employees

As of December 31, 2009, the Company’s President was the only full-time employee.  Due to the Company’s liquidity position described earlier, spending and staffing levels have been significantly reduced compared to prior reporting periods. In February 2009, Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of our Series C Convertible Preferred Stock elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  Also in February 2009, the President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became our sole officer.

If our liquidity and cash positions improve, the Company will hire research staff in connection with the product development and commercialization of our products. There are no assurances that the Company’s liquidity and cash position will improve and allow hiring to be initiated in the near future. Our human resource needs have been filled through the use of experienced part-time consultants in various functional areas in lieu of hiring of full-time employees. All of our employees and consultants are required to signed confidentiality agreements and non-compete agreements, as appropriate.

Intellectual Property

NaturalNano owns or holds license to 24 issued or pending patents. An overview of the Company’s issued, pending and licensed patents are summarized below.

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules, issued on 9/16/08 and expires on 4/15/2024,
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules, issued on 7/15/08 and expires on 1/25/2025.
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Pending patent applications developed internally cover the following processes and applications:

•	Polymeric Composite including Nanoparticle Filler
•	Nanocomposite Master Batch Composition and Method of Manufacture
•	Nanocomposite Method of Manufacture
•	Polymeric Adhesive including Nano-particle Filler
•	Polymeric Coatings including Nano-particle Filler
•	Fire and Flame Retardant Polymer Composites
•	Nanoclay Filled Fluoro-polymer Dispersions and Method of Forming Same
•	Nanocomposite including Heat-treated Clay and Polymer
•	Low Polymer Halloysite Coatings

Issued patents and applications licensed on a partially-exclusive basis from the Naval Research Laboratories include the following processes and applications:

•	Patent #5,492,696 Controlled Release Microstructures, expires on 2/20/2013,
•	Patent #6,013,206 Process for Formulation of High Aspect Ratio Lipid Microtubules expires on 1/11/2017,
•	Patent #6,280,759 Method of Controlled Release and Controlled Release Microstructures expires on 8/28/2018,
•	Patent #6,913,828 Production of Hollow Metal Microcylinders from Lipids, expires on 7/5/2022,
•	Patent #6,936,215 Process for Control of Bilayer Numbers Leading to High Efficiency Production of Lipid Microtubules, expires on 8/30/2022
•	Patent #7,125,476 Methods and Devices for Microwave-attenuating Composite Materials, expires on 10/24/2023
•	Patent application No. 11/229,433 entitled Novel biodegradable biofouling control coating method of formulation
•	Patent Application No. 10/863,848 Waterborne coating containing microcylindrical conductors and non-conductive space filling latex polymers

Pending patent applications developed jointly with the Naval Research Labs under a Cooperative Research and Development Agreement (CRADA) include the following:

•	Cosmetic skincare applications employing mineral-derived tubules for controlled release
•	A method for treating agricultural crops using materials associated with tubular carriers

One patent licensed from Ambit Corporation is under a non-exclusive license agreement:

•	Patent # 6,885,845 Personal Communication Device Connectivity Arrangement, expires on 12/21/2014.

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

The License Agreement provides for a license issue fee of $500,000 to be paid in installments as follows: $50,000 in October 2007, $50,000 in August 2008, $100,000 in October 2008, $100,000 in December 2008, $100,000 in June 2009, and $100,000 in December 2009. As of December 31, 2009, the Company had paid $100,000 under this agreement and was delinquent in $400,000 of payments defined under the agreement.

The License Agreement provides for royalties of 5% of net sales, subject to certain minimum royalty payments. The agreement requires minimum annual royalty payments, paid in advance, in October of the year prior to the royalty period. Minimum annual royalties defined under this agreement are as follows: $76,667 for amounts payable in 2007, $144,333 for amounts payable in 2008, $212,000 for amounts payable in 2009, $279,667 for amounts payable in 2010, $347,333 for amounts payable in 2012 and $30,000 per year thereafter as defined. As of December 31, 2009, the Company had paid $76,667 under this agreement and accrued $356,333 as the 2008 and 2009 minimum royalty payments had not been paid to the NRL. Royalty payments resulting from this agreement are expensed as incurred.

On November 13, 2009, the Company and the NRL agreed to an amended commercialization plan to: (a) include cosmetics as an exclusive field of use and (b) to extend the term of the license to May 15, 2010 in order to continue the discussions among the parties to develop and execute an amended license agreement.

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

Our business involves the use of a broad range of chemicals and potentially hazardous materials. We may be required to obtain various permits pursuant to environmental law related to hazardous chemicals and materials, and will likely be required to obtain others as our operations continue to evolve. Any violation of environmental laws or regulations, material change in environmental laws or regulations or their enforcement or failure to properly use, handle, store, release or dispose of hazardous chemicals and materials could result in restrictions on our ability to operate our business and could cause us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation. We have assessed our compliance with environmental laws and regulations and management of environmental matters utilizing a combination of internal staff and external consultants. We believe we are currently substantially in compliance with environmental laws, and we have not incurred any material restrictions in our business operations. It is likely that we will be required to obtain a combination of federal, state and local permits relating to air emissions and waste water disposal. We do not believe the cost of obtaining such permits will be material.   All of our operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws and regulations.

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

 Note Regarding September 29, 2005 Merger

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

 Note Regarding February 8, 2006 Stock Split

On February 8, 2006 we effected a two-for-one stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the stock split) reflect this stock split.

Item 2.	Description of Property

During the first quarter of 2009, the business office for the Company was relocated to and is currently conducted from office space located at 15 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2009 was $3,000. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

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

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2009. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.

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

The Company’s common stock is listed on the Pink Sheets as of November 24, 2009 under the symbol NNAN.PK.  Prior to this date the Company’s common stock was listed on the OTC Bulletin Board under the symbol NNAN.

The high and low share prices for the Company’s common stock as reported on the exchanges identified above,  for each quarterly period since January 1, 2008 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2008

First quarter	$0.14	$0.06
Second quarter	0.07	0.05
Third quarter	0.07	0.02
Fourth quarter	0.03	0.003

For the year ended December 31, 2009

First quarter	$0.017	$0.003
Second quarter	0.030	0.002
Third quarter	0.030	0.010
Fourth quarter	0.090	0.012

The closing price of the Company’s common stock on March 29, 2010, as reported on the Pink Sheets, was $0.01 per share. As of March 29, 2010 there were outstanding 114,497,445 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation
plans approved by	12,633,333	$0.21	818,366,667	*
security holders
Equity compensation
plans not approved by	216,409,651	$0.01	11,125,000	**
security holders
Total	229,042,984		829,491,667
*
These shares are issuable under the Company’s 2008, 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock awards or restricted stock units which vest based upon Board designation at the time of grant.

**
These shares are issuable under the Company’s 2009 incentive stock plan and various warrant grants made by the Company. The option shares may be issued upon the exercise of stock options or pursuant to restricted stock awards or restricted stock units which vest based upon Board designation at the time of grant.

Equity Compensation Plans Approved by Security Holders include the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the”2008 Plan”).  Officers, employees, directors and consultants may be granted options under these plans to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. These plans also provide for the granting of performance-based and restricted stock awards.

 Equity Compensation Plans approved by the Company’s shareholders and authorized to grant awards are as follows:
•	2005 Plan is authorized to grant up to 14 million share unit awards,
•	2007 Plan is authorized to grant up to 17 million share unit awards, and
•	2008 Plan is authorized to grant up to 800 million unit share awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2009 are as follows:
-	2009 Plan is authorized to grant up to 20 million unit share awards
-	45,000,000 warrants granted with the November 30, 2009 10% subordinated secured convertible debt
-	240,741 warrants granted in 2007 in connection with consulting services,
-	162,093,910 warrants granted with the March 7, 2007 due diligence services provided by the lenders agent, and
-	200,000 warrants granted in connection with a short term borrowing agreement in 2008.

 Recent Sales of Unregistered Securities

I     During the fourth quarter of 2009, the Company issued shares of common stock in connection with a Notice of Conversion received from Longview Special Financing, Inc. as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction in principal payments on the outstanding notes:

October 12, 2009     3,500,000 shares in satisfaction of $17,500 in principal payments
November 6, 2009   2,000,000 shares in satisfaction of $10,000 in principal payments
November 19, 2009 2,000,000 shares in satisfaction of $10,000 in principal payments
December 7, 2009    2,000,000 shares in satisfaction of $10,000 in principal payments.

II   During the fourth quarter of 2009, the Company issued  shares of common stock in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt . These shares were converted at $0.005 per share reflecting satisfaction in interest payments on the outstanding notes.

December 7, 2009    2,325,000 shares in satisfaction of $11,625 in interest  payments.

III    On December 29, 2009, we issued an aggregate of 4,500,000 shares of common stock to Spencer Clarke LLC, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with investment banking services performed on our behalf.  The issuance was made as a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

•	the ability to raise capital to fund our operations until we generate adequate cash flow internally;
•	the terms and timing of product sales and licensing agreements;
•	our ability to enter into strategic partnering and joint development agreements;
•	our ability to competitively market our controlled release and filled tube products;
•	the successful implementation of research and development programs;
•	our ability to attract and retain key personnel ;
•	general market conditions.

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

General

During the year ended December 31, 2009 we were, and for 2010 we expect we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2009 of $1,507,190 and had negative working capital of $5,960,528 and a stockholders' deficiency of $5,906,179 at December 31, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2009, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2009 Promissory Notes from Platinum and Longview during 2009 were $181,376 and $74,750, respectively.  The proceeds from the 2009 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, October 12 and November 1, 2009. Platinum has granted a waiver of default on the outstanding principal balance through June 1, 2010. Longview has granted a waiver of default on the outstanding principal balance through June 1, 2010.

In February 2009 Platinum, the sole holder of our Series C Convertible Preferred Stock, elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  At that same time, the then President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became the Company’s sole officer and director.  Mr. Wemett continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On September 3, 2009, Platinum filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The amendment removed the Platinum’s right to appoint a director to the Company.  Platinum desires to remain a passive investor in the Company and does not want to exercise any control over the business of the Company.  As of the date of this amendment, the Series C Director was removed and now serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. The amendment also added to the Series C Preferred Stock a limitation on the conversion of such Series C Preferred Stock, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such Series C Preferred Stock shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.  Based on the foregoing limitations, none of the Common Stock underlying the Series C Preferred Stock or any of the Notes issued to Platinum is deemed beneficially owned in excess of 4.99% of the Issuer’s outstanding Common Stock.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees were restricted for general working capital purposes.

The Company has experienced recurring losses from operations since its inception and continues to have a working capital deficiency and limited opportunities for additional capital infusion.  The Company has experienced recurring defaults relating to the various provisions under its current debt obligations and is expected to require future forbearance and waivers relating to such provisions in the future. These negative financial conditions combined with 2009 staff and officer resignations, delays experienced in product introduction and customer acceptance raises substantial doubt of the Company’s ability to continue as a going concern.

Comparison of Liquidity and Capital Resources
for the years ended December 31, 2009 and 2008

Operating activities
Net cash used in operating activities in the years ended December 31, 2009 and 2008 was $183,474 and $545,926, respectively. The net loss generated in 2009 was $4.2 million lower than the prior period reflecting the Company’s realignment of the business after the significant change in senior management in the first quarter of 2009.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $915,494 in 2009 and $4,127,166 in 2008. The decrease in these non-cash items reflects decreases in depreciation due to the asset impairment charge taken in the fourth quarter of 2008. The Company realized lower amortization on debt discount on a year over year basis as a result of the extension of the amortization period to January 2010 coincident with financing received in the third quarter of 2008. The Company recognized a net credit for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options as a result of employee turnover experienced in the first quarter of 2009. During 2009, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $86,245. Effective January 1, 2009, the Company adopted the accounting prescribed by ASC 815 relating to financial instruments that are potentially settled in the entity’s common stock.  The adoption of this standard resulted in a gain on adjustments to fair value on derivative liabilities of $500,779.

For the twelve months ended December 31, 2009 and 2008 the company recognized non-cash expenses of $1,225,079 and $1,827,049, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt and 10% subordinate debt.

The reduction in the net loss for the year ended December 31, 2009 reflects reduced spending throughout the twelve month period as compared to the prior twelve months. As described above, the Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that total spending in 2010 will be comparable to the 2009 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities
Net cash used in investing activities in the years ended December 31, 2009 and 2008 was $6,600 and $248,093, respectively. Our capital investments during 2009 and 2008 were primarily related to our research and development efforts. Leasehold improvements of $117,170 were made in 2008 in connection with the relocation of our laboratory facility. During 2008, we also invested $10,614 under a capital lease agreement relating to an improved feeder system for our twin screw extruder equipment. No capital lease obligations remained outstanding as of December 31, 2009.

Financing Activities
Net cash provided from financing activities in the years ended December 31, 2009 and 2008 was $278,827 and $390,227, respectively. During 2009, the Company received additional funding in the amount of $256,126 in the form of the 8% 2009 promissory notes.  The Company repaid $110,414 on these borrowings in the third quarter of 2009.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The proceeds from the 10% Note were restricted for general working capital purposes and totaled $197,000.

The cash flows from financing activities in 2008 reflect the receipt of $475,000 in proceeds from convertible notes issued in the third and fourth quarters of 2008 and the capitalization of $20,000 in related deferred financing costs. During 2008, we received cash advances of $107,200 from former affiliated entities for shared services agreements and repaid $96,531 on related party payables during the year.

On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, TI agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued under the outstanding TI line of credit. On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI. The $900,000 in principal outstanding on Technology Innovation’s line of credit agreement and all accrued and unpaid interest of $129,062 was cancelled in connection with a warrant issued to TI (see Note 4.)

During the year ended December 31, 2009 and 2008, we made capital lease payments of $62,536 and $74,442, respectively.

Comparison of Statement of Operations
For the years ended December 31, 2009 and 2008

Revenue and Gross Profit

During the twelve months ended December 31, 2009 and 2008, the Company recorded $81,045 and $271,844, respectively in revenue for samples, products and funded development. The decrease in revenue of $190,799 since 2008 resulted from a decline in orders and shipments of sample products from funded development.  The change in the Company’s management in the first quarter of 2009 significantly delayed business development activities. The Company’s President continues to evaluate and seek revenue and product opportunities. Gross margin realized in 2009 was 69% compared to 67% in 2008.  The Company expects that it may experience significant variations in gross margins as it continues to market and develop new products and applications in the future.

Operating Expenses

Total research and development expenses decreased by $1.0 million to $347,130 in the year ended year ended December 31, 2009. This decrease is attributable to the reduction in spending in labor and consulting related services during 2009.  As indicated above, the change in the Company’s management in the first quarter of 2009 significantly delayed business development and research efforts.

The decrease in depreciation expense in 2009 reflects prior year additions reaching the fully depreciated stage in 2009 combined with a reduction in investments during the current year due the limited cash flow available. With the resignation of our research team in the first quarter of 2009, outside consultants were engaged to respond to customer formulation requests in 2009.  Employee stock compensation expense was significantly lower in 2009 compared to 2008 reflecting option grants made in prior years achieving full vesting as well as the impact of  the forfeiture of  unvested options  for employees terminated in the first quarter of 2009. No option grants were made in 2009.

	For the year ended		Variance
	December 31,		increase
Research and Development	2009	2008	(decrease)
Patent costs	173,947	154,421	19,526
Depreciation	114,044	149,089	(35,045)
Salaries & Benefits	-	555,336	(555,336)
Stock option compensation	(28,538)	354,508	(383,046)
Consulting services	18,368	97,272	(78,904)
All other	69,309	159,930	(90,621)
Allocation to cost of goods	-	(76,020)	76,020

	$347,130	$1,394,536	$(1,47,406)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2010 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total general and administrative expense for the year ended December 31, 2009 was $245,504 as compared to $1,571,895 for the year ended December 31, 2008. During 2009, the Company received $253,000 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2008 operating period. During 2008, the Company received $501,000 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2006 and 2007 operating period. The Company recorded these tax rebates as a reduction to general and administrative expenses upon receipt. Salaries, benefits and stock compensation costs decreased in 2009 since the prior year due to the resignations of the former staff and officers in the first quarter of 2009.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2009	2008	(unfavorable)
Salary & Benefits	$196,229	$572,682	$(376,453)
Legal and Professional Fees	239,145	449,277	(210,132)
Stock option compensation	(45,512)	485,956	(531,468)
Amortization of intangible assets	39,397	148,054	(108,657)
Shareholder, Board and Other	83,299	406,999	(323,700)
State Tax Fees and Rebates (net)	(267,054)	(491,073)	224,019
	$245,504	$1,571,895	$(1,326,391)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for general and administrative will be continue to be controlled in 2010, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other expense for the year ended December 31, 2009 was $970,226 as compared to $2,310,434 for the year ended December 31, 2008. Other expense consists primarily of interest expense and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

As described in Note 2 to the financial statements; interest expense includes the amortization of the debt discount, the interest on the senior and subordinated debt obligations and the amortization of related financing costs.  Interest on capital lease obligations reflect a partial year of interest expense in 2009 as these lease agreements matured in the current year.

On August 1, 2008 in connection of a new financing agreement, TI agreed to cancel and forgive all principal, interest, fees and expenses accrued pursuant it Line of Credit Agreement with the Company thereby resulting in a no related  interest expense on in 2009 compared to 2008.

Interest was earned on cash balances held at certain financial institutions during 2009 and 2008.  The decrease in interest income earned in 2009 reflects the decline in cash on-hand during the current year.

	For the year ended		Variance
	December 31,		increase
Other Income (expense)	2009	2008	(decrease)
Amortization of debt discount	$(1,054,814)	$(1,492,532)	$(437,718)
Interest on 8% senior secured debt and notes and 10% promissory notes	(316,281)	(422,987)	(106,706)
Amortization of financing costs	(182,868)	(334,517)	(151,649)
Interest to TI Line of Credit		(42,018)	(42,018)
Interest on capital leases	(3,476)	(15,292)	(11,816)
Interest on financed receivables		(6,490)	(6,490)
Interest earned on cash	189	3,403	3,214
	$(1,557,250)	$(2,310,433)	$(753,183)

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. The impact of the adoption of this accounting guidance as of January 1, 2009 was a decrease in Additional Paid in Capital of $501,018 and an increase in Accumulate Deficit of $71,761. During the twelve months ended December 31, 2009, the Company recognized $500,779 in net gains relating to the changes in fair market value for these derivative liabilities.

Creditor Concessions

During the year December 31, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $141,941 were satisfied for revised payment terms of $55,696, resulting in a gain on forgiveness of debt of $86,245. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2009 or 2008.

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

Deferred Taxes
Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset.

As of the years ended December 31, 2009 and 2008, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740. In addition, as of December 31, 2009 the Company has recorded a deferred tax liability of $11,805, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2009 and 2008 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes.

The Company believes that the accounting estimates related to deferred tax valuation allowances are “critical accounting estimates” because: (1) the need for valuation allowance is highly susceptible to change from period to period due to changes in deferred tax asset and deferred tax liability balances, (2) the need for valuation allowance is susceptible to actual operating results and (3) changes in the tax valuation allowance can have a material impact on the tax provisions/benefit in the consolidated statements of operations and on deferred income taxes in the consolidated balance sheets.

Share-based compensation
Compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determines the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s policy for equity instruments issued to consultants and vendors in exchange for goods and services as  follows:  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which the commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2009 and considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A (T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2009, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2009. To the best of his knowledge, our Chief Executive Officer believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our Chief Executive Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, this officer used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  During the fourth quarter of 2008 and the first half of 2009 the Company experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  Further, nearly all aspects of our December 31, 2009 financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2009 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As a result of resignation during the first quarter of 2009, the Company currently has only one member on its Board of Directors.  This Board member is also the Company’s Chief Executive Officer and President and reports directly to the Company’s majority shareholder and debt holder. The Chief Executive Officer was the only employee of the company and his responsibilities during 2009 included all financial, treasury, asset, debt and equity functions. Additionally, the Company does not have an independent audit committee since the resignation of the Audit Committee Chairman in December 2008.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management plans to continually monitor the overall control environment and to remedy the identified material weakness by consulting with third party accounting firms with the appropriate level of expertise to determine the proper application of GAAP for complex and non-routine transactions where applicable and when resources allow.

Notwithstanding the material weaknesses discussed above, the Company believes that the financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

As discussed in the material weaknesses noted above, during the fourth quarter of 2008 and the first half of 2009 we experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  It is uncertain at this time what improvements will be available to the Company based on the limited resources available to the Company as further described in the Liquidity section of this report.  There were no other changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during the 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our sole director and executive officer is:

Name	Age	Position	Date Election to the Board *
James Wemett	60	President and Director	2/16/09

James Wemett On February 19, 2009 Mr. Wemett   became our President and the sole member of our Board of directors when Platinum Long Term Growth IV, LLC, (the “Series C Holder”), the sole holder of the Series C Convertible Preferred Stock, of NaturalNano, Inc., a Nevada corporation (the “Registrant”), elected and appointed Mr. Wemett as the Series C Director to the Registrant’s Board of Directors. The election was made pursuant to Section 7 of the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock of the Registrant. Mr. Wemett will serve at the discretion of the Series C Holder, until his successor is duly appointed and qualified.   Mr. Wemett   is an experienced entrepreneur and consultant, and has been involved in the formation and growth of numerous private and public companies. From July 2007 until November 2008, Mr. Wemett was a member of the Board of Directors of the Registrant. In 1975 Mr. Wemett started ROC Communications, Inc., a retail distributor of electronics products, which was sold in 2001. Mr. Wemett has been a Director of Technology Innovations, LLC, since its inception in 1999, and has served on the board of OncoVista LLC, (OVIT) a publicly traded oncology company, since June 2007. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

The Board and Committees of the Board

The Company does not currently have an Audit Committee, Compensation Committee or a Nominating committee and has not established specific procedures for selecting candidates for director. However, in the past directors were nominated by a majority vote of the Board. There is also no established procedure for shareholder communications with members of the Board or the Board as a whole. However, shareholders requests for communication are referred by the president of the Company for a response.

Code of Ethics

The Company has adopted a Code of Ethics for the Senior Executive  Officer that is applicable to our principal executive officer and can be viewed on our website www.naturalnano.com ..

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Wemett President	2009		153,688	0	0	0	0	0	0	$153,688
Cathy Fleischer, Former President and CTO	2008	* *	180,000	0	0	306,531	0	0	0	$486,531
Kent Tapper, Former CFO	2008	**	140,000	0	0	98,884	0	0	0	$238,884

** During 2008 Ms. Fleischer and Mr. Tapper elected to defer compensation of $84,462 and $66,692 respectively, due to the Company's liquidity position. These amounts are reflected in the balance sheet under Accrued Payroll at December 31, 2008 and  2009.

(a) The amounts in the column “Option Awards” reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans.

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

On October 14, 2009, the Company established the 2009 Incentive Stock Plan (the “2009 Plan”) without a vote from the stockholders of the Company.   The 2009 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2009 Plan is administered by the Board of Directors and authorizes the grant of 20 million shares of the Company’s common stock.

The plans also provide for the granting of performance-based and restricted stock awards.

In addition to options granted under the plans described above, the Company has from time to time made option grants outside of the incentive stock plans described above. These options were granted outside the plan primarily because their exercise price was less than the market price of our common stock on the date of grant and the plan does not permit the grant of options at below-market prices. The Company does not anticipate granting options outside of its plans in the future.

Outstanding Equity Awards at December 31, 2009

The following table summarizes information concerning outstanding equity awards held by the named executive officers at December 31, 2009.

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
James Wemett	50,000	none	0.24	11/18/2010

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2009.

 Employment Agreements

The Company has no formal written or oral employment agreements with the current President - James Wemett Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Prior to their resignations in the first quarter of 2009, the Company had employment agreements with Cathy A. Fleischer, President and Chief Technology Officer, and Kent A. Tapper, Chief Financial Officer, Secretary and Treasurer. Both of these Employment Agreements contained the terms covering such matters as vacation time and reimbursement of expenses.

Compensation of the Board

Our sole Director is also the President of the Company was paid an annual fee of $8,000 for services provided in 2009.   All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. We maintain directors and officers liability insurance.

The following table shows compensation earned for the fiscal year ended December 31, 2009 for our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)		Total ($)
Wemett, James	$8,000	$	none	$8,000

(1) Certain columnar information required by Item 402(f)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 29, 2010 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 15 Schoen Place Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after March 29, 2010. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3) (4)	6,282,133	5.3%
All Directors and Executive Officers as a group (1 person) (3) (4)	6,282,133	5.3%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)
Applicable percentage of ownership is based on 114,497,445 shares outstanding on March 29, 2010 together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)
Includes (i) currently exercisable options to purchase 50,000 shares of common stock at $0.24 per share (ii) 518,700 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership.

4)
Includes 1,050,000 common shares owned by Technology Innovations, LLC (“TI”), currently exercisable options to purchase 1,000,000 shares of common stock at $0.05 per share held by TI and 3,663,423 common stock warrants with an exercise price of $0.082 per share granted to TI. Under this warrant agreement, TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.. Mr. Wemett disclaims beneficial ownership of these shares, options and warrants except of the extent of his beneficial ownership of his membership interest in TI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Platinum Partners Long Term Growth IV and Longview Special Financing, Inc. and Platinum Advisors LLC

March 7, 2007 Loan and Security Agreement and Related Warrants

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

2008 Promissory Notes

On September 29, 2008, the Company entered into a $475,000 Loan and Security Agreement, by and among Platinum Advisors LLC, as agent for the investors. Pursuant to this Loan Agreement, on October 31, 2008, the Company made and delivered to Platinum and to Longview (collectively, the “Lenders”) an 8% Senior Secured Promissory Note Due January 31, 2010. The Notes are convertible into NNAN common stock, with a conversion price of $0.005 that will bear interest at the rate of 8% per annum, with interest payable monthly, in arrears, in freely traded stock or in cash at the election of NNAN. All unpaid interest (and principal) will be due and payable at maturity, on January 31, 2010 and no payments of interest are required prior to January 31, 2009. The Notes are secured on a pari-passu basis with the Company’s existing indebtedness to the Lenders (the “Existing Debt”) and (i) senior to all other current and future indebtedness of the Company, (ii) secured by all of the assets of the Company and each of its subsidiaries and (iii) unconditionally guaranteed by all subsidiaries of the Company.

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

2009 Promissory Notes

During 2009, we entered into various 8% and 16% Senior Secured Promissory Notes   aggregating $181,376 and $74,750, respectively with Platinum and Longview. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The 2009 Promissory Notes contain a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above.

Waivers of Default and Forbearance Agreements

On November 30, 2009 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 1, 2010 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors) and until June 1, 2010 (for the debt outstanding from Longview Special Finance), unless extended by the lenders in their discretion.

On November 30, 2009 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
$2,750,000 8% Senior Secured Notes due March 6, 2009,
$150,000 8% Senior Secured Notes due March 6, 2009,
$59,500 8% Senior Secured Notes due January 31, 2010,
$190,000 8% Senior Secured Promissory Note due January 31, 2010,
$136,375 8% Senior Secured Promissory Note due January 31, 2010,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,
$15,000 8% Senior Secured Promissory Note due June 30, 2009, and
$25,000 16% Senior Secured Promissory Note due October 12, 2009.

On November 30, 2009 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

On November 30, 2009 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. due to the Company’s default on various terms and conditions under the following borrowing agreements:
$500,000 8% Senior Secured Notes due March 6, 2009,
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 Senior Secured Promissory Note due January 31, 2010,
$25,500 Senior Secured Promissory Note due January 31, 2010,
$40,000 16% Senior Secured Promissory Note due November 1, 2009.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Platinum Advisors agreed to forbear from demanding payments defined in these agreements until June 1, 2010.  Longview Special Finance agreed to forbear from demanding payments defined in these agreements until June 1, 2010.

Series B and C Preferred Stock

On October 6, 2008, the Company, filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Platinum, evidencing 4,250,000 shares of Series C Convertible Preferred Stock of the Company. On October 6, 2008, the Company also filed a Certificate of Designation Of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Nevada, and prepared a preferred stock certificate for delivery to Longview, evidencing 750,000 shares of Series B Convertible Preferred Stock of the Company.

On September 3, 2009, Platinum filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The amendment removed the Platinum’s right to appoint a director to the Company.  Platinum desires to remain a passive investor in the Issuer and does not want to exercise any control over the business of the Company.  As of the date of this amendment, the Series C Director was removed and now serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. The amendment also added to the Series C Preferred Stock a limitation on the conversion of such Series C Preferred Stock, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such Series C Preferred Stock shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

Each share of the Series B Convertible Preferred Stock and each share of Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

Technology Innovations LLC

Prior to September 26, 2008, TI was our principal stockholder with a beneficial ownership of 56.3% of our outstanding common stock. TI is a New York limited liability corporation established in 1999 to develop intellectual property assets. TI founded NaturalNano, Inc., a Delaware corporation on December 22, 2004, with an initial cash contribution of $100,000 for all of the then outstanding shares of common stock.

On June 28, 2006, we entered into a Line of Credit agreement with TI pursuant to which TI committed to make advances in an aggregate amount of $1 million. In connection with the March 7, 2007 issuance of the Notes, TI agreed not to demand repayment as long as any amounts were outstanding on the Notes. On August 1, 2008, in connection with, and as a condition to the financing provided by Platinum and Longview, TI agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Line of Credit agreement. On August 1, 2008, $900,000 of principal and $129,600 of accrued and unpaid interest was satisfied in exchange for this warrant. TI and an affiliate of TI, Biomed, Inc., forgave approximately $66,000 of outstanding account payable. On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

On August 6, 2008 in connection with the satisfaction of the Line of Credit Agreement, the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 23,354,008 shares at an exercise price of $0.082 per share as of December 31, 2009 assuming all other potentially dilutive instruments are also exercised.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26,   2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. As of December 31, 2009, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as accrued expense related to the obligation to issue the remaining shares.

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
As of

As of December 31, 2009 and as of the date of this filing, there is only one director on the Company’s board of directors and this individual is not deemed independent.

Item 14.	Principal Accountant Fees and Services

On April 24, 2008, we engaged Freed Maxick & Battaglia, CPAs, PC as our independent registered public accounting firm for the years ending December 31, 2008 and 2009.

The aggregate fees billed or expected to be billed by for services performed for the years ended December 31, 2009 and 2008 are as follows:

	2009		2008

Audit Fees: Freed Maxick & Battaglia CPAs, PC		$86,900	$94,850

Tax Fees	$	none	$3,250

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2009 and 2008 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q and 10-QSB.

AUDIT RELATED FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide any other services during the last two fiscal years other than reported above.

TAX FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

ALL OTHER FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide any other services during the last two fiscal years other than reported above.

Pre-Approval Policies and Procedures

In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

Item 15.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.2	Amended and Restated By-laws of NaturalNano, Inc.	(83)
4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.16.1	Certificate of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series A Preferred Stock	*
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	(55)
	NaturalNano, Inc. 2009 Incentive Stock Plan #	(56)
10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)

10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLCand NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	(84)
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	(85)
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal a mount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)

10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)
10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
10.43	Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010	(80)
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance $97,500 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007 (together the “Notes”)	(81)
10.45
 Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC, regarding forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes”)
		(82)
10.46	Series C Amendment	(57)
10.47	Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.	(60)
10.48	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(61)
10.49	Letter Agreement dated May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.	(62)
10.50	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(63)
10.51	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(64)
10.52	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(58)
10.53	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(59)
10.54
 Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to  $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes")
		(65)
10.55	Letter Agreement dated August 31, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009 (the “Notes”).	(66)
10.56	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, and the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 (together the "Notes")	(67)
10.57	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $136,375.98, the 8% Senior Secured Promissory Note, dated as of April 17, 2009, in the original principal amount of $5,000, and the 8% Senior Secured Promissory Note, dated as of May 12, 2009, in the original principal amount of $15,000 (collectively the "Notes")	(68)

10.58	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $34,750 (the "Note") from NaturalNano, Inc. and NaturalNano Research, Inc. (jointly and severally, the "Borrower") to Longview Special Financing, Inc. (the "Lender")	(69)
10.59	Letter Agreement dated as of October 2, 2009 with Platinum Long Term Growth IV, LLC (“Platinum”) to pay Platinum the sum $25,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(70)
10.60	Letter Agreement dated as of October 22, 2009 with Longview Special Finance, Inc. (“Longview”) to pay Longview sum $40,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(71)
10.61	Letter Agreement dated November 10, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, the $136,376 8% Senior Secured Promissory Note, $5,000 due June 30, 2009, $15,000 due June 30, 2009, $25,000 due October 12, 2009.	(72)
10.62	Letter Agreement dated November 12, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010, the $34,750 8% Senior Secured Promissory Note due June 30, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(73)
10.63	Letter Agreement dated November 17, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured promissory notes due March 6, 2009.	(74)
10.63	Form of a Subscription Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(75)
10.64	Form of a Subordinated Secured Convertible Promissory Note, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Borrower.	(76)
16.65	Form of a Common Stock Purchase Warrant, dated as of November 30, 2009 (Right to Purchase 45,000,000 shares of Common Stock of NaturalNano, Inc)	(77)
10.66	Form of a Security Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(78)
10.67
Letter Agreement, dated November 30, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).
		(79)
10.68	Letter Agreement, dated November 30, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.69	Letter Agreement, dated March 20, 2010 with Cape One Financial LP regarding their forbearance with respect to the $225,000 10% Subordinated Secured Promissory Note.	**
10.70
Letter Agreement, dated November 30, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to  the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.
		**
10.71
Consent Agreement, dated November 30, 2009, by and between Platinum Long Term Growth IV, LLC,  Platinum Advisors LLC and  Longview Special Finance Inc.(“Senior Creditors”) and NaturalNano, Inc. (“Company’) regarding the Senior Creditors’ consent to the issuance by the Company of a subordinate convertible promissory note in the aggregate principal amount of $225,000 (the “Junior Note”), convertible (subject to adjustment) at a conversion price of $.005 per share of Common Stock of the Company.
		**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick & Battaglia CPAs, PC	**
31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed+
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.

2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2007

39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008
55.	Incorporated by reference to Exhibit 4.19 to Quarterly Report on Form 10-Q filed November 19, 2008
56.	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed October 15, 2009
57.	Incorporated by reference to Exhibit 10.42 to Quarterly Report on Form 10-Q filed September 14, 2009
58.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed April 21, 2009
59.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed May 13, 2009
60.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed June 19, 2009
61.	Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed June 19, 2009
62	Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed June 19, 2009
63	Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed June 19, 2009
64	Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed June 19, 2009
65	Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed September 15, 2009
66	Incorporated by reference to Exhibit 10.54 to Quarterly Report on Form 10-Q filed September 15, 2009
67	Incorporated by reference to Exhibit 10.55 to Quarterly Report on Form 10-Q filed September 15, 2009
68	Incorporated by reference to Exhibit 10.56 to Quarterly Report on Form 10-Q filed September 15, 2009
69	Incorporated by reference to Exhibit 10.57 to Quarterly Report on Form 10-Q filed September 15, 2009
70	Incorporated by reference to Exhibit 4.21 to Current Report on Form 8-K filed October 2, 2009
71	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 23, 2009
72	Incorporated by reference to Exhibit 10.58 to Quarterly Report on Form 10-Q filed November 24, 2009
73	Incorporated by reference to Exhibit 10.59 to Quarterly Report on Form 10-Q filed November 24, 2009
74	Incorporated by reference to Exhibit 10.60 to Quarterly Report on Form 10-Q filed November 24, 2009
75	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2009
76	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2009
77	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 12, 2009
78	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 12, 2009
79	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 12, 2009
80	Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed April 15, 2009
81	Incorporated by reference to Exhibit 10.44 to Annual Report on From 10-K filed April 15, 2009
82	Incorporated by reference to Exhibit 10.45 to Annual Report on From 10-K filed April 15, 2009
83	Incorporated by reference to Exhibit 3.(II) to Quarterly Report on Form 10-Q filed on November 14, 2008
84	Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on November 14, 2008
85	Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on November 14, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 9, 2010
James Wemett	(Principal Executive Officer) and

Chief Financial Officer
(Principal Accounting Officer)

 In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/James Wemett	President and Director	April 9, 2010
James Wemett	(Principal Executive Officer) and

Chief Financial Officer
(Principal Accounting Officer)

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NaturalNano, Inc

We have audited the consolidated balance sheets of NaturalNano, Inc. and Subsidiaries (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the cumulative period from inception (December 22, 2004)  through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (December 22, 2004) through December 31, 2009 in conformity with United States generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, in connection with the required adoption of a new accounting principle in the fiscal year ending December 31, 2009, the Company considered certain instruments to be derivative liabilities as of January 1, 2009.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise that has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, has experienced recurring defaults related to various provisions of debt instruments, and will be dependent on obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed, Maxick & Battaglia, CPAs, PC

Buffalo, New York

April 9, 2010

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$89,901	$1,148
Halloysite and Pleximer inventory	15,467	20,209
Other current assets	233,589	184,992
Total current assets	338,957	206,349

Deferred financing costs, net	42,892	196,411
Property and equipment, net	296,262	443,103
Total non-current assets	339,154	639,514
Total Assets	$678,111	$845,863
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes, net of $78,981 and $999,895 discount, respectively	$3,655,019	$2,811,605
Senior secured promissory notes	145,711	-
Accounts payable	478,227	563,830
Accrued expenses	542,117	309,048
Accrued payroll	499,589	480,453
Patent license obligation-current	756,333	544,333
Deferred revenue	70,000	80,000
Registration rights liability	82,489	82,489
Derivative liability	70,000	-
Capital lease obligations-current	-	62,536
Total current liabilities	6,299,485	4,934,294

Deferred tax liability	11,805	150,189
Derivative liability	14,603	-
10% Subordinated secured convertible note, net of $12,603 discount	212,397	-
Other long term liabilities	46,000	48,769
Total Liabilities	6,584,290	5,133,252
Commitments and contingencies ( See Note 12)
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Seried B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500	750	750
Seried C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 98,882,045 and 67,007,045, respectively	98,882	67,007
Additional paid in capital	18,633,561	18,705,365
Deficit accumulated in development stage	(24,643,622)	(23,064,761)
Total stockholders' deficiency	(5,906,179)	(4,287,389)
Total liabilities and stockholders' deficiency	$678,111	$845,863

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		From inception:
	December 31,		December 22, 2004
	2009	2008	to December 31, 2009
Income:
Revenue	$81,045	$271,844	$383,639
Cost of goods sold	25,375	88,556	113,931
Gross profit	55,670	183,288	269,708
Operating expenses:
Research and development (a)	347,130	1,394,536	6,468,119
General and administrative (a)	245,504	1,571,895	9,624,720
Loss on asset impairments	-	573,910	573,910
Write down of prepaid inventory	-	-	249,650
	592,634	3,540,341	16,916,399

Loss from Operations	(536,964)	(3,357,053)	$(16,646,691)

Other income (expense):
Interest expense, net	(1,557,250)	(2,310,433)	(5,738,306)
Net gain on derivative liability	500,779	-	500,779
Gain on forgiveness of debt	86,245	-	86,245
Income from cooperative research project	-	-	180,000
Gain on warrant	-	-	326,250
Financing fees	-	-	(3,280,228)
	(970,226)	(2,310,433)	(7,925,260)
Net loss	$(1,507,190)	$(5,667,486)	$(24,571,951)

Loss per common share - basic and diluted	$(0.02)	$(0.05)

Weighted average shares outstanding	73,222,731	111,132,677

(a)	Stock based compensation expense included in the Statement of Operations for the years ended December 31, 2009 and 2008 are as follows:
Research and development expense of ($28,538) and $354,508.
General and administrative expense of ($45,512) and $485,956.

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		-
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232

Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of note proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt					324,811		324,811
Grant of common stock for services @:							-
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		-
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	67,007	5,000,000	5,000	18,705,365	(23,064,761)	(4,287,389)
Cumulative effect of adoption of accounting for instruments indexed to common stock as of 1/1/09					(501,108)	(71,671)	(572,779)
Vesting of stock options granted					(74,050)		(74,050)
Grant of common stock for services @:
$0.01 per share	8,475,000	8,475			67,970		76,445
$0.02 per share	4,500,000	4,500			76,500		81,000
$0.03 per share	400,000	400			12,600		13,000
Shares issued on debt conversion	15,500,000	15,500			62,000		77,500
Issuance of common stock as interest payment:
$0.05 per share	3,000,000	3,000			12,000		15,000
Allocation of note proceeds to discount					272,284		272,284
Net loss for the year ended 12/31/09						(1,507,190)	(1,507,190)
Balance at December 31, 2009	98,882,045	98,882	5,000,000	$5,000	18,633,561	$(24,643,622)	(5,906,179)

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception:
	Years ended		December 22, 2004
	December 31		to December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(1,507,190)	$(5,667,486)	$(24,571,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,441	297,143	668,727
Amortization of discount on convertible notes	1,042,211	1,492,532	3,864,816
Amortization of deferred financing costs	182,868	334,517	831,575
Vesting of stock options	(74,050)	840,464	4,919,461
Non-cash gain on forgiveness of debt	(86,245)		(86,245)
Fair value adjustment of derivative liabilities	(488,176)		(488,176)
Issuance of stock for services	170,445	123,378	327,823
Issuance of stock for interest	15,000	346,508	361,508
Issuance of warrants for services		6,490	3,369,945
Forgiveness of interest expensed		42,016	42,016
Loss on asset impairments		573,909	573,909
Loss (gain) on disposal of asset		70,209	69,292
Receipt of and gain on Atlas Mining warrant			(506,250)
Change in value of registration rights agreement			12,128
Deferred rent			9,034
Changes in operating assets and liabilities:
Decrease (increase) in inventory	4,742	6,940	(15,467)
(Increase) decrease in other current assets	(48,597)	10,451	(233,589)
Increase in accounts payable, accrued
payroll, accrued expenses and patent lease obligation	464,846	882,987	2,065,737
(Decrease) increase in deferred revenue	(10,000)	80,000	70,000
(Decrease) increase in other liability	(2,769)	14,016	33,247
Net cash used in operating activities	(183,474)	(545,926)	(8,682,460)
Cash flows from investing activities:
Purchase of property and equipment	(6,600)	(198,284)	(568,982)
Purchase of license		(50,000)	(200,000)
Proceeds from sale of property and equipment		191	3,128
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	(6,600)	(248,093)	(259,604)
Cash flows from financing activities:
Proceeds from senior secured convertible notes		475,000	7,881,000
Proceeds from 10% senior secured Promissory Notes	197,500		197,500
Proceeds from senior secured Promissory Notes	256,126		256,126
Payment on senior secured Promissory Notes	(110,414)		(110,414)
Deferred financing costs	(1,849)	(20,000)	(182,449)
Repayment of capital lease obligations	(62,536)	(74,442)	(175,018)
Advances from related parties		107,200	1,303,561
Reduction in amounts due to related parties		(96,531)	(1,149,102)
(Redemption) issuance of common stock		(1,000)	99,000
Proceeds from exercise of stock options			75,300
Advances on related party line of credit			900,000
Payment of registration rights damages			(63,539)
Net cash provided by financing activities	278,827	390,227	9,031,965
Increase (decrease) in cash and cash equivalents	88,753	(403,792)	89,901
Cash and cash equivalents at beginning of period	1,148	404,940	0
Cash and cash equivalents at end of period	$89,901	$1,148	$89,901

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3,778	$8,589	$147,334

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$77,500	$11,000	$4,244,500
Allocation of note proceeds to discount on debt	$12,603	$475,000	$3,835,103
Issuance of warrants in partial payment of financing costs		$6,490	$507,508
Capital lease obligations		$24,766	$178,737
Gain on extinguishment of debt by shareholder		$1,029,600	$1,029,600
Common stock returned and cancelled for:
Issuance of warrants		$69,303	$69,303
Cancellation of license agreement			$(84,000)
Accrual for purchase of Navy License			$400,000
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000

  See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Description of the Business
 NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house and through licenses from third parties. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•        Cosmetics, health and beauty products
•        Household products
•        Polymers, plastics and composites.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2009 of $1,507,190 and had negative working capital of $5,960,528 and a stockholders' deficiency of $5,906,179 at December 31, 2009. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2009, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2009 Promissory Notes from Platinum and Longview during 2009 were $181,376 and $74,750, respectively.  The proceeds from the senior secured Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, October 12 and November 1, 2009. Platinum has granted a waiver of default on the outstanding principal balance through June 1, 2010. Longview has granted a waiver of default on the outstanding principal balance through June 1, 2010.

In February 2009 Platinum, the sole holder of our Series C Convertible Preferred Stock, elected and appointed James Wemett as the Series C Director to the Registrant’s Board of Directors.  At that same time, the then President and Chief Financial Officer, as well as all other directors resigned from their positions.  As a result of the resignations, Mr. Wemett became the Company’s sole officer and director.  Mr. Wemett continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On September 3, 2009, Platinum filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The amendment removed the Platinum’s right to appoint a director to the Company.  Platinum desires to remain a passive investor in the Company and does not want to exercise any control over the business of the Company.  As of the date of this amendment, the Series C Director was removed and now serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. The amendment also added to the Series C Preferred Stock a limitation on the conversion of such Series C Preferred Stock, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such Series C Preferred Stock shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.  Based on the foregoing limitations, none of the Common Stock underlying the Series C Preferred Stock or any of the Notes issued to Platinum is deemed beneficially owned in excess of 4.99% of the Issuer’s outstanding Common Stock.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees and were restricted for general working capital purposes only.

The Company has experienced recurring losses from operations since its inception and continues to have a working capital deficiency and limited opportunities for additional capital infusion.  The Company has experienced recurring defaults relating to the various provisions under its current debt obligations and is expected to require future forbearance and waivers relating to such provisions in the future. These negative financial conditions combined with 2009 staff and officer resignations, delays experienced in product introduction and customer acceptance raises substantial doubt of the Company’s ability to continue as a going concern.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Property and equipment, at cost, consists of the following:

	2009	2008	Useful Life

Lab equipment	$568,020	$562,371	5 years
Leasehold improvements	118,120	117,170	3-15 years

	686,140	679,541
Accumulated depreciation and amortization	(389,878)	(236,438)

Net property and equipment	$296,262	$443,103

The Company leases certain research and development equipment under the terms of various capital lease agreements. As of December 31, 2008 the Company had capitalized lab equipment resulting from capital lease agreements in the amount of $253,966 included in the amounts above. As of December 31, 2009 all capitalized leases were paid in full and the Company assumed ownership of the equipment. Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease.

Accrued Payroll
 The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts electively deferred by employees.

Related Party Transactions
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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2009 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  We recognize penalties and accrued interest related to unrecognized tax benefits in income tax expense.

Other Long Term Liabilities
 These are liabilities that are not expected to require liquidation within twelve months of the balance sheet date.

Tax Rebate from the State of New York
During the year ended December 31, 2009 the Company received a QETC Facilities, Operations, and Training tax rebate (“QETC rebate”) from the State of New York of $253,000 related to the tax year ended December 31, 2008.  During the year ended December 31, 2008 the Company received $244,000 related to 2006 and $257,000 related to 2007. All such amounts have been recorded as a reduction in general and administrative expenses.

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

Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred.

As of December 31, 2009 there were 412,528,308 and 1,611,605,911 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum Long Term Growth, Platinum Advisors, Longview Special Finance and Technology Innovations LLC. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

Share Based Payments
The Company has four incentive stock plans: the 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), and the 2008 Incentive Stock Plan (“the 2008 Plan”) and the 2009 Stock Incentive Plan (“the 2009 Plan”) or (collectively, the “Plans”).  The Plans provide for issuance of share-based awards to officers, key employees, non-employee directors, vendors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant.

The Company accounts for stock option awards granted under the Plans in accordance with ASC 718. Under ASC 718, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees (Formerly FASB Staff Positions Emerging Issues Task Force Issue No. 96-18 and 00-18.) The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement

Fair Value of Financial Instruments
These financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s capitalized lease obligations and convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2009 and 2008.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate such estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements
In June 2009, the FASB issued the accounting codification provisions (the “Codification”) as described in FASB ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles). Released on July 1, 2009, the Codification became the source of authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of these provisions, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for the Company’s quarterly reporting period ended September 30, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements other than changes in referencing to authoritative accounting pronouncements.

Effective January 1, 2009, the Company adopted new provisions of FASB ASC 815-40, Contracts in Entity’s own Equity (formerly FASB Staff Position Emerging Issues Task Force Issue No. 07-05,  Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock ) which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its consolidated financial statements. See Note 5 Derivative Liability for a further discussion regarding the Company’s measurement of derivative instruments

In May 2009, the FASB issued a new provision as described in FASB ASC 855, Subsequent Events (formerly SFAS No. 165,  Subsequent Events), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The FASB subsequently issued ASU 2010-09 which among other things eliminated the requirement that SEC registrants disclose the date through which it has evaluated subsequent events. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new provisions of FASB ASC 825, Financial Instruments (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) requiring entities to provide disclosures about the fair value of financial instruments in interim financial information. The provisions require an entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Company adopted the provisions for the quarter ended June 30, 2009 and the adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about fair Value Measurements affects all entities that are required to make disclosures about recurring and  nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASC requires certain new disclosures and clarifies two existing disclosures requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years..The Company is currently evaluating  the potential impact of the adoption on the consolidate financial position, results of operations and cash flows.

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.      8% SENIOR CONVERTIBLE DEBT AND PROMISSORY NOTES

As of December 31, 2009, the consolidated Balance Sheet reflects a current liability of $3,655,019 ($2,811,606 at December 31, 2008) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,317,961 through June 1, 2010. Longview Special Finance has granted a waiver of default on their outstanding principal of $561,750 through June 1, 2010.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes through the period ending January 31, 2010. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by FASB ASC 470-20, Debt with Conversions and Other Options (Formerly FASB Staff Positions Emerging Issues Task Force Issue 98-5).  As the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note. During the twelve months ended December 31, 2009 and 2008, the Company recorded $1,054,814 and $1,492,532 respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

The Loan and Security Agreement and the related underlying convertible notes issued in accordance with the Initial Note agreement had the original conversion price of $0.22 (as cited in the March 7, 2007 agreement) which was adjusted to a conversion price of $0.005 in accordance with the anti-dilution provisions of this loan and security agreement. This conversion price was triggered as a result of the issuance of the 2008 Promissory Notes (described below) on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.

During 2009, the Company issued 115,500,000 shares of common stock upon conversion of $77,500 of outstanding principal by Longview Special Finance. During 2009 and 2008, respectively, we issued an aggregate of 3,000,000 and 6,607,493 shares of our common stock to Platinum in satisfaction of $15,000 and $346,507 of interest due on the 8% Senior Secured Notes.

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

Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes was originally due and payable on March 7, 2009 and extended to January 31, 2010 under a forbearance agreement entered into in 2008. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

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

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.
 As further consideration, on March 7, 2007 the Company issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 22,159,092 shares of the Company’s common stock. The first series of warrants (the “Series A Warrants”) covered the purchase of an aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covered the purchase of an additional aggregate of 11,079,546 shares of the Company’s common stock at an exercise price of $0.33 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 when the conversion price was modified to $0.005. On September 29, 2008 Platinum and Longview agreed to exchange these warrants for 5,000,000 shares of preferred stock (see Stockholders Equity Note).

The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Company recorded a discount on such Notes in the amount of $3,347,500 for the fair value of these warrants, limited by the aggregate proceeds received. This discount is being amortized on a straight line basis over the term of the Notes and is included in interest expense in the accompanying Statement of Operations. The Black-Scholes valuation model was used to derive the fair value of the related warrants on the date of grant. An expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.23 per share. The expiration date used in the valuation model aligns with the warrant life of four years. The dividend yield was assumed to be zero.

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)
On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of the Company’s common stock at $0.22 per share, (iii) Series B Warrants for the purchase of 1,473,581 shares of the Company’s common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of the Company’s common stock at an exercise price of $0.22 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 and the conversion price was modified to $0.005. As of December 31, 2009 and 2008, there were 162,093,910 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share.

The Platinum Advisors Note provides a limitation on the conversion of such note, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such note shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

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

As of the fourth quarter of 2009, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through June 1, 2010 and June 30, 2010. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At December 31, 2009 and 2008 the outstanding balance for this obligation was $82,489.

September 29, 2008 Promissory Notes
On September 29, 2008, the Company entered into a Loan and Security Agreement (the “2008 Promissory Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes due January 31, 2010 to the Lenders.  This agreement provided for additional advances, subject to performance milestones being achieved by the Company. These milestones were not achieved and as a result this agreement was terminated.

The 2008 Promissory Notes are convertible into common stock of the Company, with a conversion price of $0.005 per share.  Because the New Notes are convertible into common stock of the Company at a price less than the fair market value of the Company’s common stock on the dates the New Notes were issued, there is a beneficial conversion feature related to the New Notes.  The intrinsic value of the common stock each note is convertible into is greater than the face value of each note. The value of the beneficial conversion feature to be recorded was limited by FASB ASC 470-20, Debt with Conversions and Other Options (Formerly FASB Staff Positions Emerging Issues Task Force Issue 98-5) to $475,000, the face value of the New Notes.  The beneficial conversion feature was recorded as equity and as a discount to the New Notes. This discount is being amortized on a straight line basis over the term of the notes.

All unpaid interest and principal were due and payable at maturity on January 31, 2010. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of through June 1, 2010. Longview Special Finance has granted a waiver of default on their outstanding principal of through June 1, 2010.

The 2008 Promissory Notes are secured on a pari-passu basis with the Initial Notes and (i) senior to all other current and future indebtedness, (ii) secured by all of the assets of the Company and each of the Company’s subsidiaries and (iii) unconditionally guaranteed by all of the Company’s subsidiaries.  The Company and the Lenders (and their affiliates) entered into Forbearance Agreements for the purpose of making the maturity for the Existing Debt coterminous with the maturity date for the New Notes and that they will not enforce   their rights provided for in the loan documents.

As of December 31, 2009 and 2008, the total common shares underlying the Initial and 2008 Notes represent an aggregate of 791,800,000 and 762,300,000, respectively, common shares issuable upon the conversion of the principal amount of these Notes at the fixed conversion price of $0.005 per share.

2009 Senior Secured Promissory Notes
During 2009, we entered into various Senior Secured Promissory Notes aggregating to  $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% and were per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,414 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.

3.	10% SUBORDINATED SECURED CONVERTIBLE NOTE

10% Convertible Notes
On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One Financial LP an accredited investor (“the Investor”).  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 45,000,000 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.025 per share for a purchase price of $225,000.

The 10% Convertible Note has a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.005 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.

Warrant Agreement and Debt Discount
As further consideration, the Company issued to Cape One Financial LP 45 million warrants for the purchase of the Company’s common stock any time prior to December 4, 2012 at an exercise price of $0.025 per share.  The Warrant provides for cashless exercise and contains full ratchet and other anti-dilution provisions.  The Warrant is convertible by the Investor into Common Stock at any time during the term of the Warrant (provided that such exercise does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock.

The warrant and conversion terms related to the transaction were considered to be derivatives as a result of the antidilution provisions. The fair value of the Cape One derivatives was determined by estimating the total enterprise value of the Company based upon trending the firm value from December 2006 to December 2009 and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.  An option pricing model was then used to allocate $12,603 to the Cape One derivatives.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes through the period ending March 4, 2011. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by generally accepted accounting principles as the principal of the note is due in full at maturity, the interest is not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.

10% Convertible Note Covenants and Other Agreements
The proceeds from the 10% Convertible Note, after taking into account expenses related to the Offering including a $20,000 commitment fee paid to the Investor and $7,500 paid to the Investor’s counsel was $197,000. The proceeds from the 10% Convertible Note were restricted for general working capital purposes.

The Subscription Agreement provides for mandatory redemption in certain circumstances: (i) The Company is prohibited from issuing Conversion Shares or Warrant Shares, (ii) redeemed securities junior to the Note, or (iii) if an Event of Default as defined in the Note and Subscription Agreement has occurred which is not cured in 7 days.  In addition, upon a Change of Control (as defined in the Subscription Agreement), the Company may be required to pay the Investor an amount equal to the principal outstanding amount under the Note multiplied by 125%, plus unpaid interest.

As of December 31, 2009, the Company was not in compliance with certain debt covenants including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Lenders indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.

The Conversion Shares and Warrant Shares granted in connection with the 10% Convertible Note have piggyback registration rights as described in the Subscription Agreement. Except for certain excepted issuances, if during the term of the Note, the Company consummates a certain new equity or financing transaction, the Investor has the right to exchange the Note for securities issued in such new transaction. The Investor is entitled to liquidated damages of $100 per business day for each $10,000 of principal under the Note for Conversion Shares or purchase price of Warrant Shares or the Mandatory Redemption Amount that is not timely paid or delivered or for Unlegended Shares (as defined in the Subscription Agreement) not timely delivered. In addition, the company may be required to redeem the Conversion Shares at a price per share equal to the greater of 120% or the Unlegened Redemption Amount for failure to deliver Unlegended Shares for 30 days in any 360 day period. The issuances of the Note and Warrant were made pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, pursuant to the terms of the Subscription Agreement.

Senior Secured Notes Forbearance Agreements received from Senior Lenders in connection with the 10% Notes
Pursuant to forbearance agreements, dated November 30, 2009 with each of its current secured senior lenders, each such Senior Lender agreed to forbear from exercising its rights and remedies under the Senior Debt and related loan documents until June 1, 2010 or June 30, 2010, unless earlier terminated in accordance with the Forbearance Agreements. During the forbearance period, the Company agrees, among other things, not to make any payment or concession to other lenders without the consent of the Senior Lenders.  The Senior Lenders have also agreed, pursuant to a consent agreement with the Company, dated November 30, 2009 (the “Consent Agreement”), to permit the Company to issue the Note, as junior debt.

4.	AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

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

Redemption of TI common stock and grant of warrant in exchange for TI debt
On August 1, 2008, in connection with, and as a condition to the 2008 Promissory Notes provided by Platinum and Longview (described in Note 2), Technology Innovations, LLC (“TI”)  agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and Note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”).  On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

Also on August 1, 2008 the $900,000 principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant, described below, resulting in a gain on extinguishment of liabilities with a shareholder recorded as an increase in additional-paid-in-capital. The Company recorded a total of $42,016 of interest expense related to this note during 2008. Additionally, TI, and an affiliate of TI, Biomed, Inc. forgave approximately $66,000 of outstanding current account payable.

On August 6, 2008 and in connection with 2008 Promissory Notes provided by Platinum and Longview, the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant agreement TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 23,354,008 shares at an exercise price of $0.082 per share as of December 31, 2009 assuming all other potentially dilutive instruments are also exercised.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date, or an effective Form S-8 registering shares issued to TI, is less than the VWAP on the date such shares were issued the Company agreed to pay TI such difference in cash.  On September 26, 2008, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as an accrued expense related to the obligation to issue remaining shares.

Other Transactions with TI
On July 1, 2005, the Company granted 1 million stock options to TI with an exercise price of $0.05 per share. This exercise price reflects the estimated fair market value of these options on the date of grant as determined by the Company’s Board of Directors. This option grant has a ten-year term and as such expires on July 1, 2015. Under the vesting schedule, the options are fully vested.

5.	DERIVATIVE LIABILITIES

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009.

Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. Historically, the Company has included anti-dilution provisions in certain of its debt obligations in order to protect the warrant and debt holders from the potential dilution associated with future financings. In accordance with ASC 815, such warrants and the debt conversion features have been re-characterized as derivative liabilities as of January 1, 2009 for obligations outstanding on January 1, 2009 and as of the date of the obligation for financing agreements entered into thereafter.  ASC 815, formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2009 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2009 are as follows:
•
The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

•
The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the 8% Senior Secured Convertible debt entered into in 2007 (described in Note 2.) These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The warrant granted to Technology Innovations LLC (“TI”) in August 2008, (described in Note 4 above.) The warrant was determined not to have a fixed settlement provision as the exercise price will fluctuate based upon the number of shares fully diluted outstanding.

•
The debt conversion feature and the 45 million warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 3.)

ASC 815 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Instrument	Decrease in Additional Paid-in- Capital	Increase(decrease) in Accumulated Deficit	January 1, 2009 Derivative Liability	December 31, 2009 Derivative Liability
Platinum Advisors warrants	$501,018	$(447,817)	$53,201	$2,000
TI warrants	—	5,151	5,151	—
8% Notes conversion feature	—	514,427	514,427	70,000
10% Notes conversion feature	—		—	2,897
Cape One warrants	—		—	9,706
Total	$501,018	$71,761	$572,779	$84,603

The Platinum Advisor warrants were valued on January 1, 2009 at $501,018, their relative fair value on the date of grant, as an increase to additional paid-in-capital. Charges to Accumulated Deficit include $71,761 in gains resulting from the decrease in the fair value of the derivative liabilities through December 31, 2008. As of the date of implementation of this accounting standard, the derivative liability amount reflected the fair value of each derivative instrument as of the January 1, 2009. The derivative liability associated with the 8% Notes conversion feature has been classified as short term as the associated debt matures January 30, 2010. The Platinum Advisor, TI warrants, the 10% Notes conversion feature and the Cape One warrants mature in 2011 and accordingly are presented as long term liabilities.

During the twelve months ended December 31, 2009, the Company recognized $500,779 in net gains relating to the changes in fair market value for these derivative liabilities.

 Fair Value Valuation Hierarchy Measurement
 ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The derivative liabilities are measured at fair value using certain estimated factors such as volatility and probability and are classified within Level 3 of the valuation hierarchy. The following table provides a roll forward of the liabilities carried at fair value measured using significant unobservable inputs (level 3).

Fair value at adoption – 1/1/2009	$572,779
Gain recognized in Q1 2009	(8,398)
Gain recognized in Q2 2009	(452,872)
Gain recognized in Q3 2009	(72,106)
Derivative liability issued Q4 2009	12,603
Loss recognized in Q4 2009	32,597
Fair value – 12/30/2009	$84,603

6.       PATENT LICENSE AGREEMENTS

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

The License Agreement provides for a license issue fee of $500,000 to be paid in installments as follows: $50,000 in October 2007, $50,000 in August 2008, $100,000 in October 2008, $100,000 in December 2008, $100,000 in June 2009, and $100,000 in December 2009. As of December 31, 2009, the Company had paid $100,000 under this agreement and was delinquent in $400,000 of payments defined under the agreement.

The License Agreement provides for royalties of 5% of net sales, subject to certain minimum royalty payments. The agreement requires minimum annual royalty payments, paid in advance, in October of the year prior to the royalty period. Minimum annual royalties defined under this agreement are as follows: $76,667 for amounts payable in 2007, $144,333 for amounts payable in 2008, $212,000 for amounts payable in 2009, $279,667 for amounts payable in 2010, $347,333 for amounts payable in 2012 and $30,000 per year thereafter as defined. As of December 31, 2008, the Company had paid $76,667 under this agreement and accrued $356,333. The 2008 and 2009 minimum royalty payments are considered delinquent as they remain unpaid at December 31, 2009. Royalty payments resulting from this agreement are expensed as incurred.

On November 13, 2009, the Company and the NRL agreed to an amended commercialization plan to: (a) include cosmetics as an exclusive field of use and (b) to extend the term of the license to May 15, 2010 in order to continue the discussions among the parties to develop and execute an amended license agreement. The License Agreement allows the Company to sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

Prior to the fourth quarter of 2008, the Company had been amortizing the $500,000 Navy license issue fee over the five year term of the license agreement on a straight-line basis. During the fourth quarter of 2008, the Company evaluated the recoverability of the net capitalized license issue fee and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows including required minimum royalty payments was uncertain.  As such, the carrying value of this capitalized license issue fee was reduced to zero during the fourth quarter of 2008. This asset impairment determination was based on management’s judgments regarding the Company’s current cash position, the requirements for minimum annual funding requirements for royalties and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as discussed in Note 1). In connection with this evaluation, a 2008 fourth quarter impairment loss of $ 375,000 was recorded to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008. During the twelve months ended December 31, 2008, $100,000, of amortization expense was recognized for this license agreement.

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

The Company had been amortizing the Ambit license over an estimated useful life of 9 years which would have been completed in 2014. During the fourth quarter of 2008, the Company evaluated the recoverability of the net book value of this intangible asset and determined that the Company’s probable recovery of the net book value of this asset as compared to forecasted discounted future cash flows was uncertain.  As such, the carrying value of this license was reduced to zero during the fourth quarter of 2008 and an impairment loss was recorded of $ 198,910 to the Statement of Operations thereby fully writing off the net book value of this intangible asset at December 31, 2008.  This asset impairment determination was based on management’s judgment regarding the Company’s current cash position, and the uncertainty regarding the implementation of research and commercialization programs due to the Company’s current liquidity position (as previously discussed). During the twelve months ended December 31, 2008, $33,152 of amortization expense was recognized prior to the impairment loss.

7.     INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:
	2009	2008
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(205,879)	246,260
State	131,547	(841,484)
Total deferred	(74,332)	(595,224)
Less increase in valuation allowance	74,332	595,224
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

Individual components of deferred taxes are as follows:
	2009	2008
Deferred tax assets
Net operating loss carry forwards	$4,191,765	$3,902,103
Equity issued for services	1,257,973	1,811,973
Other	433,738	419,953
Total	5,883,476	6,134,029
Less valuation allowance	(5,883,476)	(6,134,029)
Gross deferred tax asset	$-	$-

Deferred tax liabilities
Beneficial Conversion Feature	$11,805	$150,189
Gross deferred tax liabilities	$11,805	$150,189

Net deferred tax liabilities	$11,805	$150,189

As of December 31, 2009 and 2008, the Company has a deferred income tax liability of $11,805 and $150,189, respectively which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the various financing obligations entered into during 2009 and 2008 with the offset recorded through Additional Paid in Capital attributable to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes.

The Company has approximately $14,346,000 in federal net operating loss carryforwards (“NOL’s”) available to reduce future taxable income.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carryforward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with ASC 718 when realized for tax purposes.  These carryforwards expire at various dates from 2025 through 2029.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the controlling ownership by Technology Innovations, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the value of ownership change.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheet or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2009	2008

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal benefit	(5.8)	9.6
Nondeductible Interest Expense	(23.6)	(11.9)
Gain on Extinguishment of debt	-	(5.9)
Change in valuation allowance	(4.9)	(10.5)
Nondeductible Stock Based Compensation	-	(14.8)
Other	0.3	(0.5)

Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$515,000	—
Gross increase for tax positions of prior years	570,000	$515,000
Gross decrease for tax positions of prior years	(52,000)	—
Gross increase for tax positions of current year	—	—
Gross decrease for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits balance at December 31	$1,033,000	$515,000

At December 31, 2009 and 2008, the total unrecognized tax benefits of $ 1,033,000 and $515,000, respectively, have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2006-2009 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

8.      STOCKHOLDERS EQUITY

On October 9, 2008, the Company mailed an Information Statement on Schedule 14c, informing the stockholders that a majority of the common shares outstanding as of September 12, 2008 had voted to, among other things; amend the Company’s Certificate of Incorporation to increase the authorized common stock to 5,000,000,000 shares from 300,000,000 shares. As of December 31, 2009 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances
On September 29, 2008 the Platinum and Longview agreed to exchange detachable warrants (see Note 2) to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $1,500 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $8,500.

On September 3, 2009, Platinum filed an amendment to the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Nevada.  The amendment removed the Platinum’s right to appoint a director to the Company.  Platinum desires to remain a passive investor in the Issuer and does not want to exercise any control over the business of the Company.  As of the date of this amendment, the Series C Director was removed and now serves only as a director deemed elected by the holders of the common stock and continues to serve in this capacity until the next annual meeting of stockholders is scheduled. The amendment also added to the Series C Preferred Stock a limitation on the conversion of such Series C Preferred Stock, such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such Series C Preferred Stock shall be limited to the extent necessary to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

Common Stock Issuances
During the twelve months ended December 31, 2009, the Company issued an aggregate of 15,500,000 and 3,000,000 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders (see Note 2). During the twelve months ended December 31, 2008, the Company issued an aggregate of 6,607,493 shares of its common stock in satisfaction of interest obligations to its senior debt holders.

During the fourth quarter of 2009, we issued an aggregate of 8,875,000 shares of common stock to 23 individuals or entities in connection with professional consulting, lab and research services, facility rent, and website assistance provided in 2009 to the Company in an aggregate amount of $89,445.  On December 29, 2009, we issued an aggregate of 4,500,000 shares of common stock valued at $81,000 to Spencer Clarke LLC, in connection with investment banking services.

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

In September 2008, the Company issued 300,000 shares of common stock to TI as partial satisfaction of a contractual obligation and the shares were valued at $11,700 (See Note 4).

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

Warrants Grants
The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2009 and 2008 respectively, there were common stock warrants outstanding to purchase an aggregate 207,534,651 and 162,534,651 shares of common stock, excluding the warrant shares available to TI, pursuant to the warrant grant agreements described below.

During 2007 the Company issued $3,347,500 of 8% senior convertible notes and 25,106,254 in detachable warrants (as described below and in Note 2.) During the third quarter of 2008, the Company issued the 2008 Promissory Notes for $475,000 of debt securities having a conversion price of $0.005 per common share, which triggered the anti-dilution provisions of the Initial Notes and the attached warrants.  On September 29, 2008, Platinum and Longview agreed to cancel 1,218,750,060 warrants in exchange for shares of preferred stock, as allowed under the agreement.  As of December 31, 2009 and 2008, there were remaining 162,093,910 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share.

In consideration for the cancellation of TI’s debt (see Note 4), on August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.   Based on the terms of the warrant conversion agreement TI has the right to purchase up to 24,354,008 shares at an exercise price of $0.082 per share as of December 31, 2009 assuming all other potentially dilutive instruments are also exercised.

On December 4, 2009, the Company issued 45 million warrants to Cape One Financial LP in connection with the 10% Notes (described in Note 3) for the purchase of the Company’s common stock any time prior to December 4, 2012 at an exercise price of $0.025 per share.  The Warrant provides for cashless exercise and contains full ratchet and other anti-dilution provisions.  The Warrant is convertible into common stock at any time during the term of the Warrant (provided that such exercise does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock.

On June 6, 2008 the Company received $200,000 under a promissory note and issued a 5 year warrant to purchase 200,000 shares of the Company’s common stock for $0.33 per common share, the Company valued such warrant at $6,490 as of the repayment date of the note. During the twelve months ended December 31, 2008, $6,490, was recognized as additional interest expense related to this warrant.

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

9.	INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the”2008 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plans also provide for the granting of performance-based and restricted stock awards.  The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards. The 2009 Plan is authorized to grant up to 20 million unit share awards.

Employee stock compensation expense was ($74,050) for the twelve months ended December 31, 2009 compared to $840,464 for the twelve months ended December 31, 2008. The negative compensation in 2009 reflects the impact of forfeitures of unvested options for employees terminated in the first quarter of 2009. No option grants were made in 2009.

A summary of the status of outstanding incentive stock plans is presented below:

	2009			2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	22,033,166	$0.19	6.16	18,389,000	$0.20	7.37
Granted during the year	0			6,395,000	$0.08
Cancelled or forfeited	(9,399,833)	$0.12		(2,750,834)	$0.18
Options outstanding at end of year	12,633,333	$0.21	6.01	22,033,166	$0.19	6.15
Options exercisable at end of year	12,633,333	$0.21	6.01	21,116,498	$0.19	6.16
Shares issued in current year as restricted grants	8,875,000			4,620,001

Available for future grant	829,491,667			801,809,667

As of December 31, 2009, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  No incentive stock option awards were exercised in 2009 or 2008.

During 2006 the Company made certain option grants for an aggregate of 90,000 common stock options outside of the stock incentive plans described above. These grants included vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model. At December 31, 2009 there was no intrinsic value of these outstanding options.

The Company uses the Black-Scholes pricing model to value options granted under the Plans. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term No option grants were made during the twelve month period ended December 31, 2009. The Black-Scholes assumptions used for option grants made in 2008 are as follows: (a) risk free interest rate from 2.7 to 3.5% (b) expected term from 2.5 to 5 years (c) expected stock volatility of 115% to 192% and (d) expected dividends of zero. The weighted average grant date fair value of the 2008 grants was $0.07 per share.

10.     CREDITOR CONCESSIONS

During the year December 31, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $141,941 were satisfied for revised payment terms of $55,696, resulting in a gain on forgiveness of debt of $86,245. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

11.         COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations
On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent shall be $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option of up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period. Total rent expense for the years ended December 31, 2009 and 2008 was $42,600 and $62,298 respectively. During the first quarter of 2009, the business office for the Company was relocated to and is currently conducted from office space located at 15 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2009 was $3,000.

Commitments
As more fully described in Note 6, the Company has entered into patent license agreements with the United States Department of the Navy and Ambit, which obligate it to pay license fees and certain minimum royalty payments until at least October 2014.

Presented below are the minimum future payments under these license and lease agreements. Past due amounts are included current liabilities at December 31, 2009 and are included in the 2010 commitment.

For the period ending December 31:	Patent License	Office and lab space	Total
2010	$1,036,000	$39,600	$1,075,600
2011	347,333	6,600	353,933
2012	—	—	—
2013	—	—	—
Thereafter	—	—	—
Total contractual cash obligations	$1,383,333	$46,200	$1,429,533

Legal Proceedings
On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2009. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.

12.     SUBSEQUENT EVENTS

Common Stock Issued
Subsequent to December 31, 2009 and prior to the filing of this report, the Company issued 15,615,400 common shares as follows:
•	9,390,400 shares to Platinum Long Term Growth IV in payment of interest on the 8% Senior Secured Convertible Notes
•	6,225,000 shares to twelve individuals in payment under consulting service and vendor agreements related to the first quarter of 2010.

Letter of Intent
Subsequent to December 31, 2009, the Company entered into a letter of intent to acquire a 51% interest in a privately owned technology company that has historically had minimal revenue.  The Company is in the process of negotiating definitive agreements and expects to consummate the transaction in the second quarter of 2010.  The consideration will be shares of the Company’s common stock, as well as warrants exercisable in the event that certain revenue targets are reached.