Form 10-Q
period 2010-03-31
NaturalNano , Inc.
filed 2010-05-17
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:                                               000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

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
142,487,845 as of May 14, 2010

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash	$49,130	$89,901
Inventory	20,407	15,467
Other current assets	169,943	233,589
Deferred financing costs, net	21,672	-
Total current assets	261,152	338,957
Non-current assets:
Deferred financing costs, net	-	42,892
Property and equipment, net	257,830	296,262
Total non-current assets	257,830	339,154
Total Assets	$518,982	$678,111
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes, net of discount $78,981 at 12/31/09	$3,734,000	$3,655,019
Senior secured promissory note	145,711	145,711
Convertible notes, net of $9,902 discount	215,098	-
Accounts payable	440,271	478,227
Accrued payroll	503,339	499,589
Accrued expenses	621,130	542,117
Patent license obligation	756,333	756,333
Deferred revenue	70,000	70,000
Derivative liability	70,000	70,000
Registration rights liability	82,489	82,489
Total current liabilities	6,638,371	6,299,485
Non-current liabilities:
Convertible notes, net of $12,603 discount	-	212,397
Deferred tax liability	-	11,805
Derivative liability	14,409	14,603
Other long term liabilities	44,500	46,000
Total Liabilities	6,697,280	6,584,290

Commitments and contingencies (Note 8)	-	-

Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Seried B - issued and outstanding 750,000 with an aggregate liquidation preference of $1,500	750	750
Seried C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 114,497,445 and 98,882,045, respectively	114,497	98,882
Additional paid in capital	18,717,661	18,633,561
Accumulated deficit	(25,015,456)	(24,643,622)
Total stockholders' deficiency	(6,178,298)	(5,906,179)
Total liabilities and stockholders' deficiency	$518,982	$678,111

 See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended		From inception:
	March 31,		December 22, 2004
	2010	2009	to March 31,
			2010

Income:

Revenue	$35,134	$31,375	$418,773
Cost of goods sold	6,402	1,474	$120,333
Gross profit	$28,732	$29,901	$298,440
Operating expenses:
Research and development (a)	106,140	63,220	6,574,259
General and administrative (a)	152,975	18,774	9,777,695
Loss on asset impairment	-	-	573,910
Write down of prepaid inventory	-	-	249,650
	259,115	81,994	17,175,514

Loss from Operations	(230,383)	(52,093)	(16,877,074)

Other income (expense):
Interest (expense) income, net	(189,006)	(466,068)	(5,927,312)
Net gain on derivative liability	194	8,398	500,973
Gain on forgiveness of debt	47,361	83,667	133,606
Income from cooperative research project	-	-	180,000
Gain on warrant	-	-	326,250
Financing fees	-	-	(3,280,228)
	(141,451)	(374,003)	(8,066,711)
Net loss	$(371,834)	$(426,096)	$(24,943,785)

Loss per common share - basic and diluted	$-	$(0.01)

Weighted average shares outstanding	105,500,400	67,073,712

(a) Stock based compensation (credit) expense included in the Statement of Operations is as follows:
Research and development (credit) of ($28,538) for the three months ended March 31, 2009.
General and administrative (credit) of ($45,512) for the three months ended March 31, 2009.
There was no option compensation (credit) or expense in the first quarter of 2010.

 See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit
					Additional	Accumulated	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-	$100,000
Net loss from inception to 12/31/04						(7,336)	(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442		273,442
Vesting of stock options granted					270,082		270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061		4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)		-
Net loss for the year ended 12/31/05						(2,666,382)	(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800		290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809		87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178		82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)		(84,000)
Vesting of stock options granted					2,970,959		2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786		3,006,786
200,000 shares at $0.28 per share					32,460		32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474		41,300
Net loss for the year ended 12/31/06						(8,862,917)	(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)	$(309,504)
Allocation of note proceeds to warrants					3,213,600		3,213,600
Fair market value of warrant issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs					501,018		501,018
240,741 shares at $0.26 per share for services					50,767		50,767
Vesting of stock options granted					912,006		912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440		57,600
$0.10 per share	340,000	340			33,660		34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320		34,000
Net loss for the year ended 12/31/07						(5,860,640)	(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)	$(1,367,153)
Vesting of stock options granted					840,464		840,464
Beneficial conversion feature of debt					324,811		324,811
Grant of common stock for services @:							-
$0.10 per share	360,000	360			35,640		36,000
$0.06 per share	162,000	162			10,008		10,170
$0.05 per share	480,000	480			23,520		24,000
$0.04 per share	734,286	734			27,903		28,637
$0.03 per share	2,685,715	2,686			83,885		86,571
$0.02 per share	200,000	200			3,800		4,000
Fair market value of warrant issued as interest					6,490		6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900		346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303		(1,000)
Gain on extinguishment of debt by shareholder					1,029,600		1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)		-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)		-
Shares issued on debt conversion	2,200,000	2,200			8,800		11,000
Net loss for the year ended 12/31/08						(5,667,486)	(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	5,000	18,705,365	(23,064,761)	(4,287,389)
Cumulative effect of adoption of accounting for					(501,108)	(71,671)	(572,779)
instruments indexed to common stock as of 1/1/09
Vesting of stock options granted					(74,050)		(74,050)
Grant of common stock for services @:
$0.01 per share	8,475,000	8,475			67,970		76,445
$0.02 per share	4,500,000	4,500			76,500		81,000
$0.03 per share	400,000	400			12,600		13,000
Shares issued on debt conversion	15,500,000	15,500			62,000		77,500
Issuance of common stock as interest payment:
$0.05 per share	3,000,000	3,000			12,000		15,000
Allocation of note proceeds to discount					272,284		272,284
Net loss for the year ended 12/31/09						(1,507,190)	(1,507,190)
Balance at December 31, 2009	98,882,045	$98,882	5,000,000	$5,000	18,633,561	$(24,643,622)	(5,906,179)
Beneficial conversion feature of debt					11,805		11,805
Grant of common stock for services @:
$0.003 to $.005 per share	3,425,000	3,425			11,925		15,350
$0.006 per share	1,650,000	1,650			8,100		9,750
$0.012 to $0.013 per share	1,000,000	1,000			11,559		12,559
$0.022 per share	150,000	150			3,150		3,300
Issuance of common stock as interest payment $ 0.05 per share	9,390,400	9,390			37,561		46,951
Net loss for the quarter ended 3/31/10						(371,834)	(371,834)
Balance at March 31, 2010	114,497,445	$114,497	5,000,000	$5,000	18,717,661	(25,015,456)	(6,178,298)

 See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From inception:
	For the three months ended		December 22, 2004
	March 31		to December 31,
	2010	2009	2009
Cash flows from operating activities:
Net loss	$(371,834)	$(426,096)	$(24,943,785)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	38,432	38,143	707,159
Amortization of discount on convertible notes	81,682	342,923	3,946,498
Amortization of deferred financing costs	21,220	44,639	852,795
Vesting of stock options		(74,050)	4,919,461
Non-cash gain on forgiveness of debt	47,361	83,667	(38,884)
Fair value adjustment of derivative liabilities	(194)	(8,398)	(488,370)
Issuance of stock for services	40,959		368,782
Issuance of stock for interest	46,951		408,459
Issuance of warrants for services			3,369,945
Forgiveness of interest expensed			42,016
Loss on asset impairments			573,909
Loss (gain) on disposal of asset			69,292
Receipt of and gain on Atlas Mining warrant			(506,250)
Change in value of registration rights agreement			12,128
Deferred rent			9,034
Changes in operating assets and liabilities:
Decrease (increase) in inventory	(4,940)	84	(20,407)
Decrease (increase) in other current assets	63,646	49,286	(169,943)
(Decrease) increase in accounts payable, accrued
payroll, accrued expenses and patent lease obligation	(2,554)	(129,700)	2,063,183
Increase in deferred revenue			70,000
Increase (decrease) in other liability	(1,500)	(550)	31,747
Net cash used in operating activities	(40,771)	(80,052)	(8,723,231)
Cash flows from investing activities:
Purchase of property and equipment		(6,600)	(568,982)
Purchase of license			(200,000)
Proceeds from sale of property and equipment			3,128
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) investing activities	0	(6,600)	(259,604)
Cash flows from financing activities:
Proceeds from senior secured convertible notes			7,881,000
Proceeds from 10% secured Promissory Notes			197,500
Proceeds from secured Promissory Notes		254,855	256,126
Payment on senior secured convertible notes		(110,414)	(110,414)
Deferred financing costs			(182,449)
Repayment of capital lease obligations		(21,167)	(175,018)
Advances from related parties		2,782	1,303,561
Reduction in amounts due to related parties			(1,149,102)
Issuance of common stock			99,000
Proceeds from exercise of stock options			75,300
Advances on related party line of credit			900,000
Payment of registration rights damages			(63,539)
Net cash provided by financing activities	0	126,056	9,031,965
Increase(decrease) in cash	(40,771)	39,404	49,130
Cash at beginning of period	89,901	1,148	0
Cash at end of period	$49,130	$40,552	$49,130

Supplemental disclosure of cash flow information:
Cash paid for interest during the period			$147,334

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes		$2,500	$4,244,500
Allocation of note proceeds to discount on debt			$3,835,103
Issuance of warrants in partial payment of financing costs			$507,508
Capital lease obligations			$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Common stock returned and cancelled for:
Issuance of warrants			$69,303
Cancellation of license agreement			$(84,000)
Accrual for purchase of Navy License			$400,000
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Acquisition of license settled through issuance
of common stock (net of $100,000 cash)			$290,000

 See notes to consolidated financial statements

NaturalNano, Inc.
For the three months ended March 31, 2010 and 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements
The consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

   Description of the Business
NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•    cosmetics, health and beauty products
•    household products, and
•    polymers, plastics and composites.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

   Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2010 of $371,834 and had negative working capital of $6,377,219 and a stockholders’ deficiency of $6,178,298 at March 31, 2010. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations.

As of March 31, 2010 the Company had $3,879,711 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2009 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 10, 2010. Platinum, Platinum Advisors and Longview have granted waivers of default and extended the due dates of all the outstanding principal balances to June 1, 2010.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the 10% Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the 10% Convertible Note holders indicating that they will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011. The 10% Convertible Note matures and all outstanding principal is due and payable on March 4, 2011.

In February 2009 James Wemett became the Company’s sole officer and director.  Mr. Wemett continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

  OTCBB delisting December 3, 2009
The Company received a OTCBB Delinquency Notification, dated November 24, 2009, from the Financial Industry Regulatory Authority (FINRA) indicating that the Company’s common stock was be removed from quotation on the OTC Bulletin Board, effective as of the opening of trading on December 3, 2009. The delisting will make it more difficult to attract investors or issue shares as a means to raise funds.

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

As of March 31, 2010 and 2009 there were 415,761,805 and 1,025,555,385 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

   Recent Accounting Pronouncements
Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.  DEBT AGREEMENTS

As of March 31, 2010 the consolidated balance sheet reflects a current liability of $3,734,000 for the 8% Senior Secured Convertible Notes. This debt came due in January 2010 and is convertible into shares of common stock at the price of $0.005 per share which may be  adjusted if future issuances of common stock are at a price less than this conversion price were to occur. The Company has received waivers of default on certain provisions of these agreements including those related to the payment of principal and interest and the registration rights agreement (described further below.) The signed forbearance agreements related to these default provisions extends the maturity date to June 1, 2010.

During the first quarter of 2010, the Company issued 9,390,400 shares of common stock to Platinum in payment of $46,951 of interest expense obligations on the 8% Senior Secured Convertible notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

The discount on these notes has been amortized using a straight line method and classified as interest during the term of the Notes through the period ending January 10, 2010, the maturity date of the notes. The Company determined the use of the straight-line method for the amortization of the discount as an appropriate effective yield method as required by EITF 98-5 as the principal of the note is due in full at maturity, the interest in not compounding and therefore this method was deemed to appropriately match the interest expense to the cash flow of the note.

During the first quarter of, 2010, the Company recorded a reduction of $11,805 to the Deferred Tax Liabilities and a corresponding charge to additional paid in capital in connection with the scheduled amortization of the beneficial conversion feature associated with  the  8% Senior Secured Convertible Notes.

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

As of the first quarter of 2010, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through June 1, 2010. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At March 31, 2010 and December 31, 2009 the outstanding balance for this obligation was $82,489.

3.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of March 31, 2010 are as follows:
•
The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the 8% Senior Secured Convertible debt entered into in 2007.  These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The debt conversion feature and the 45 million warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.

ASC 815 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Liability	March 31, 2010	December 31, 2009
Platinum Advisors warrants	$2,000	$2,000
8% Senior Secured Convertible Notes conversion feature	70,000	70,000
10% Convertible Notes conversion feature	2,860	2,897
Cape One warrants	9,549	9,706

Total	$84,409	$84,603

During the quarter ended March 31, 2010 and 2009 respectively, the Company recognized $194 and $8,398 in net gains relating to the changes in fair market value for these derivative liabilities.

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

Fair value – 12/31/2009	$84,603
Gain recognized in Q1 2010	$194
Fair value – 3/31/2010	$84,409

4.  WARRANT AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC

On August 1, 2008 $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company.   If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 24,249,868 shares at an exercise price of $0.079 per share as of March 31, 2010.

5.  STOCKHOLDERS EQUITY

During the first quarter of 2010, the Company issued an aggregate of 6,225,000 shares of common stock to various individuals or entities in connection with professional consulting, lab and research services, facility rent, and website assistance provided to the Company in an aggregate amount of $40,959.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2010 there were common stock warrants outstanding to purchase an aggregate 207,534,651 shares of common stock excluding the shares available under the Technology Innovations LLC warrant, (described in Note 4 above) pursuant to various warrant grant agreements.

6.  INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the “2008 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.  The shares of common stock underlying the plans are reserved by the Company from its authorized, but not issued common stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares.

The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, the 2008 Plan is authorized to grant up to 800 million unit share awards, and the 2009 Plan is authorized to grant up to 20 million unit share awards.

A summary of the option activity for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2010	12,633,333	$0.21	6.01
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at March 31, 2010	12,633,333	$0.21	5.76

Options exercisable at March 31, 2010	12,633,333	$0.21	5.76

7.  CREDITOR CONCESSIONS

During the first quarter ended March 31, 2010, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of the agreements, a gain on forgiveness of debt of $47,361 was recognized in the first quarter of 2010. These vendor concessions have been treated as gains in the period that the underlying agreements were reached. Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting from a final settlement agreement between TI and the Company dated March 17, 2010. No future payments are required under the TI consulting agreement.

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

9.   SUBSEQUENT EVENTS

51% Acquisition of Combotexs, LLC

On April 20, 2010 the Company acquired a 51% interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions (“WMS”). NaturalNano issued 20,000,000 shares of the Company’s common stock, valued at approximately $250,000 based on the closing price of the Company’s stock on April 20, 2010, to WMS and will grant up to 40,000,000 common stock warrants (based on future sales volumes) in consideration for the 51% equity interest in Combotexs. Combotexs is a privately owned technology company that has historically had minimal revenue and markets Error Prevention/Safety Checklist Boards to hospitals and other industries such as healthcare, petrochemical and mining. The pro-forma revenue and net loss of the Company would not have been materially different than the amounts presented if the acquisition of Combotexs would have occurred at the beginning of these periods.

The grant of up to 40 million warrants, each of which entitles WMS to purchase one share of the Company’s common stock, have an exercise price of $0.05 per share for the first twenty million warrants; an exercise price of $0.08 for the next ten million warrants, and an exercise price of $0.10 per share for the final ten million warrants. The warrants have a term of five years from and after the date on which they become exercisable (as described below) and provide for cashless exercise.

The first 20,000,000 warrants become exercisable on the first day of the first month after the gross sales of Combotexs from and after April 20, 2010 exceeds $1,000,000 in the aggregate, net of taxes.  The second 10,000,000 Warrants become exercisable on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 Warrants became exercisable on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes.

The transaction will be accounted for as a business combination in accordance with the U.S. generally accepted accounting principles. As of the release of these financial statements, management is in the process of determining the acquisition date fair value of consideration paid, as well as, individual assets and liabilities acquired.

Warrant Issued
On May 15, 2010, Mr. Jim Wemett, the sole officer and director of the Company, was awarded warrants to purchase 12 million shares of common stock of the Company at an exercise price of $0.02. The warrants expire May 15, 2015 and contain a cashless exercise provision.

Common Stock Issued
Subsequent to March 31, 2010 and prior to the filing of this report, the Company issued 27,990,400 common shares as follows:

•	4,790,400 shares to Platinum Long Term Growth IV in payment of interest on the 8% Senior Secured Convertible Notes
•	3,200,000 shares to Longview Special Finance in payment of interest on the 8% Senior Secured Convertible Notes
•	20,000,000 shares to Worldwide Medical Solutions in connection with the April 20, 2010 acquisition of 51% of Combotexs, as described above.

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

General
Since inception we were, and for 2010 we expect we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2010 of $371,834 and had negative working capital of $6,377,219 and a stockholders’ deficiency of $6,178,298 at March 31, 2010. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations.

As of March 31, 2010 the Company had $3,879,711 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2009 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 10, 2010. Platinum, Platinum Advisors and Longview have granted waivers of default and extended the due dates of all the outstanding principal balances to June 1, 2010.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the 10% Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the 10% Convertible Note holders indicating that they will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011. The 10% Convertible Note matures and all outstanding principal is due and payable on March 4, 2011.

In February 2009 James Wemett became the Company’s sole officer and director.  Mr. Wemett continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

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

OTCBB delisting December 3, 2009
The Company received a OTCBB Delinquency Notification, dated November 24, 2009, from the Financial Industry Regulatory Authority (FINRA) indicating that the Company’s common stock was be removed from quotation on the OTC Bulletin Board, effective as of the opening of trading on December 3, 2009. The delisting will make it more difficult to attract investors or issue shares as a means to raise funds.

Operating activities
Net cash used in operating activities in the quarters ended March 31, 2010 and 2009 was $40,771 and $80,052, respectively. The net loss generated in the first quarter of 2010 was $54,262 lower than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that total spending in 2010 will be comparable to the 2009 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $276,411 in the first quarter of 2010 and $426,924 in first quarter of 2009. The decrease in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of January 2010. For the three months ended March 31, 2010 and 2009 the company recognized non-cash expenses of $102,902 and $387,562, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt and 10% subordinate debt.

During the first quarter of 2009, the Company recognized a net credit for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options as a result of employee turnover experienced in the first quarter of 2009. During both the first quarter of 2010 and 2009, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $47,361 in 2010 and $83,667 in the comparable period in 2009.

Investing activities
No cash was used in investing activities in the three months ended March 31, 2010 compared to $6,600 used in the comparable period in 2009. The capital investment during the first quarter of 2009 reflects the buy out on a capital lease for equipments used in the Company’s research and development lab.

Financing Activities
No cash was used or provided from financing activities in the three months ended March 31, 2010. During the first quarter of 2009 the Company generated $126,056 in cash flow from financing activities. The cash flows from financing activities in the first quarter of 2009 reflects the receipt of $254,855 in proceeds from the 8% senior secured promissory notes and $110,414 in repayments on these advances.

During the three months ended March 31, 2009, we made capital lease payments $21,167. The Company had no outstanding capital lease obligations at March 31, 2010.

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

 Refer to the Company’s December 31, 2009 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the current period ended March 31, 2010.

Comparison of Statement of Operations for the three months ended March 31, 2010 and 2009

Revenue and Gross Profit
During the three months ended March 31, 2010 and 2009, the Company recorded $35,134 and $31,375, respectively in revenue from shipments of halloysite based product samples. The related cost of goods sold was $6,402 and $1,474 for the sample shipments completed in the respective quarters. Gross margin of $28,732 and $29,901 was realized for the three month period ended March 31, 2010 and 2009, respectively.

Gross margin realized in the first quarter of 2010 was 82% compared to 95% in the first quarter of 2009.  The Company expects that it will experience significant variations in gross margins as it continues to market and develop new products and related applications in the future.  The company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops. The unique formulation process inherent to our expanding application will also result in a range of realized gross margin percentages in the future.

Operating Expenses
Total research and development expenses for the three months ended March 31, 2010 were $106,140 compared to $63,220 for the three months ended March 31, 2009.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $53,000 in the first quarter of 2010 compared to $29,333 in the first quarter of 2009. This reflects increased licensing fees scheduled for payment in calendar year 2010. The increase in research and development expenses in the current period also reflects the 2009 credit for stock option compensation in the first quarter of 2009 of $28,538 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.   No option grants were made in 2009 or in the first quarter of 2010.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2010	2009	(decrease)
Stock option compensation	-	$(28,538)	$28,538
Consulting services	$8,839	-	8,839
Patent costs and licensing fees	58,880	40,051	18,829
Depreciation	28,589	28,275	314
Rent & utilities	8,048	16,191	(8,143)
All other	1,784	7,241	(5,457)
	$106,140	$63,220	$42,920

Total general and administrative expenses for the three months ended March 31, 2010 were $152,975 as compared to $18,774 for the three months ended March 31, 2009. The Company incurred compensation for its sole officer during the first quarter of 2010 and none in the comparable period in 2009. Legal and professional fees in the first quarter of 2010 reflect more  outside consultants engaged primarily in the preparation and filing of our financial reports. During the first quarter of 2009 the Company recorded a credit for stock option compensation in of $45,512 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.  No option grants were made in 2009 or in the first quarter of 2010.

During the first quarter 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007. Upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses.

	For the three months ended		Variance
	March 31,		increase
General and Administrative	2010	2009	(decrease)

Salaries & Benefits	$48,224	$-	$48,224
Stock option compensation	-	(45,512)	45,512
Legal & professional fees	67,960	38,519	29,441
Depreciation & amortization of intangible assets	9,843	9,867	(24)
Insurance expense	1,104	8,526	(7,422)
Shareholder expense	3,294	4,810	(1,516)
State tax	2,037	(13,680)	15,717
All other	20,513	16,244	4,269
	$152,975	$18,774	$134,201

Other (Expense) Income
Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the 8% Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first quarter of 2010 amortization of this maturing debt discount was $78,981 as compared to $342,923 in the first quarter of 2009. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in first quarter of 2010 interest expense of $5,625.

	For the three months ended		Variance
	March 31,		increase
Other (Expense) Income	2010	2009	(decrease)
Amortization of debt discount	$(81,682)	$(342,923)	$(261,241)
Interest to 8% senior convertible and promissory notes	(80,508)	(76,947)	3,561
Interest to 10% convertible notes	(5,625)	-	5,625
Amortization of financing costs	(21,220)	(44,639)	(23,419)
Interest paid on capital leases	-	(1,559)	(1,559)
Interest earned on cash	29	-	(29)
	$(189,006)	$(466,068)	$(277,062)

Net gain on derivative liability	$194	$8,398	$(8,200)
Gain on forgiveness of debt	$47,361	$83,667	$(36,306)

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. The impact of the adoption of this guidance in 2009 was a decrease in Additional Paid in Capital of $501,018 and an increase in Accumulate Deficit of $71,761. During the first quarter of 2010 and 2009, respectively, the Company recognized $194 and $8,398 in net gains relating to the changes in fair market value for these derivative liabilities.

During the first quarter of 2010 and 2009, the Company entered into agreements with certain vendors to settle liabilities that were outstanding as of prior periods for amounts less than the liability was recorded during those prior periods.   The most significant item of debt forgiveness during the first quarter of 2010, in the amount of $45,235, reflects the March 17, 2010 agreement between the Company and Technology Innovations, LLC (“TI”) that capped the fees payable under the TI consulting agreement to the 750,000 common shares granted to TI during the first quarter of 2010. No future payments are required under that agreement.

The vendor concessions of $47,361 and $83,667 respectively have been treated as gains in the first quarter of 2010 and 2009, which is the period the related vendor agreements were reached.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

Since the fourth quarter of 2008, the Company experienced the resignations in the positions of controller, Chief Financial Officer and Chief Executive Officer. These roles were filled in the first quarter of 2009 by part time and contract staffing. Coincident with the Company’s Form 10Q for the quarter ended March 31, 2009; the Company’s then Chief Financial Officer resigned and has not been replaced. To address the material weaknesses the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s CEO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010. Based on that evaluation, the Company’s CEO concluded that no changes in our internal control over financial reporting occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 None.

Item 3. Defaults upon Senior Securities.
On November 30, 2009 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 1, 2010 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors and Longview Special Finance), unless extended by the lenders in their discretion.

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
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 Senior Secured Promissory Note due January 31, 2010,
$25,500 Senior Secured Promissory Note due January 31, 2010,
$40,000 16% Senior Secured Promissory Note due November 1, 2009.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until June 1, 2010.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the 10% Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.

Item 4. Submission of Matters to a Vote of Security Holders.
 None.

Item 5. Other Information.
On April 20, 2010 the Company acquired a 51% interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions (“WMS”). NaturalNano issued 20,000,000 shares of the Company’s common stock, valued at approximately $250,000 based on the closing price of the Company’s stock on April 20, 2010, to WMS and will grant up to 40,000,000 common stock warrants (based on future sales volumes) in consideration for the 51% equity interest in Combotexs. (See Note 9.)

On May 15, 2010, Mr. Jim Wemett, the sole officer and director of the Company, was awarded warrants to purchase 12 million shares of common stock of the Company at an exercise price of $0.02. The warrants expire May 15, 2015 and contain a cashless exercise provision.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.72	Settlement dated March 17, 2010 from Technology Innovations, LLC in favor of NaturalNano, Inc.	**

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 17, 2010	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)