Form 10-Q
period 2010-06-30
NaturalNano , Inc.
filed 2010-08-23
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : June 30, 2010

or

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
152,178,245 as of August 19, 2010

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$10,135	$89,901
Accounts receivable	41,018	-
Inventory	21,782	15,467
Other current assets	127,142	233,589
Deferred financing costs, net	15,763	-
Total current assets	215,840	338,957
Non-current assets:
Deferred financing costs, net	-	42,892
Property and equipment, net	222,144	296,262
Goodwill	80,332	-
Total non-current assets	302,476	339,154
Total Assets	$518,316	$678,111
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes, net of $78,981 discount at 12/31/09	$3,734,000	$3,655,019
Senior secured promissory note	145,711	145,711
Subordinated secured convertible note, net of discount of $7,201	217,799	-
Unsecured promissory note	5,000	-
Accounts payable	511,045	478,227
Accrued payroll	594,579	499,589
Accrued interest	534,707	437,064
Accrued expenses	81,883	105,053
Patent license obligation-current	756,333	756,333
Deferred revenue	103,778	70,000
Derivative liability	69,829	70,000
Registration rights liability	82,489	82,489
Total current liabilities	6,837,153	6,299,485
Non-current liabilities:

Subordinated secured convertible note, net of discount of $12,603	-	212,397
Deferred tax liability	-	11,805
Derivative liability	28,593	14,603
Other long term liabilities	43,000	46,000
Total Liabilities	6,908,746	6,584,290

Commitments and Contingencies (Note 9)

Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 730,000 and 750,000 with an aggregate liquidation preference of $ 1,460 and $1,500, respectively	730	750
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 142,487,845 and 98,882,045, respectively	142,487	98,882
Additional paid in capital	18,842,139	18,633,561
Noncontrolling interest in subsidiary	43,264	-
Deficit Accumulated during development stage	(25,423,300)	(24,643,622)
Total stockholders' deficiency	(6,390,430)	(5,906,179)
Total liabilities and stockholders' deficiency	$518,316	$678,111

See notes to consolidated  financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From inception:
	For the three months ended		For the six months ended		December 22, 2004
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010

Income:

Revenue	$96,711	$35,858	$131,845	$67,233	$515,484
Cost of goods sold	79,454	13,486	85,855	14,960	199,787
Gross profit	17,257	22,372	45,990	52,273	315,697
Operating expenses:
Research and development	106,452	78,836	212,592	142,056	6,680,711
General and administrative	206,178	112,295	359,154	131,069	9,983,873
Loss on asset impairment	-	-	-	-	573,910
Write down of prepaid inventory	-	-	-	-	249,650
	312,630	191,131	571,746	273,125	17,488,144

Loss from Operations	(295,373)	(168,759)	(525,756)	(220,852)	(17,172,447)

Other income (expense):
Interest (expense) net	(98,233)	(362,681)	(287,239)	(828,749)	(6,025,545)
Net (loss) gain on derivative liability	(14,014)	452,872	(13,820)	461,270	486,959
Gain on forgiveness of debt	-	-	47,361	83,667	133,606
Income from cooperative research project	-	-	-	-	180,000
Gain (loss) on warrant	-	-	-	-	326,250
Financing fees	-	-	-	-	(3,280,228)
	(112,247)	90,191	(253,698)	(283,812)	(8,178,958)
Consolidated net loss	(407,620)	(78,568)	(779,454)	(504,664)	(25,351,405)
Less: Consolidated net income attributable to noncontrolling interest in subsidiary	(224)	-	(224)	-	(224)
Consolidated net loss attributable to the controlling interest	$(407,844)	$(78,568)	$(779,678)	$(504,664)	$(25,351,629)

Loss per common share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average shares outstanding	134,525,542	68,316,386	120,093,151	67,698,481

See notes to consolidated  financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit
					Additional	Accumulated	Non-controlling	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Interest	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	in Subsidiary	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-		$100,000
Net loss from inception to 12/31/04						(7,336)		(7,336)
Balance at December 31, 2004	20,000,000	$20,000	-	$-	$80,000	$(7,336)	$-	$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442			273,442
Vesting of stock options granted					270,082			270,082

Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061			4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)			-
Net loss for the year ended 12/31/05						(2,666,382)		(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760	-	$-	$4,678,764	$(2,673,718)	$-	$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800			290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809			87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178			82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)			(84,000)
Vesting of stock options granted					2,970,959			2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786			3,006,786
200,000 shares at $0.28 per share					32,460			32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474			41,300
Net loss for the year ended 12/31/06						(8,862,917)		(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701	-	$-	$11,105,430	$(11,536,635)	$-	$(309,504)
Allocation of note proceeds to warrants					3,213,600			3,213,600
Fair market value of warrant issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs					501,018			501,018
240,741 shares at $0.26 per share for services					50,767			50,767
Vesting of stock options granted					912,006			912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440			57,600
$0.10 per share	340,000	340			33,660			34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320			34,000
Net loss for the year ended 12/31/07						(5,860,640)		(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881	-	$-	$15,907,241	$(17,397,275)	$-	$(1,367,153)
Vesting of stock options granted					840,464			840,464
Beneficial conversion feature of debt					324,811			324,811
Grant of common stock for services @:								-
$0.10 per share	360,000	360			35,640			36,000
$0.06 per share	162,000	162			10,008			10,170
$0.05 per share	480,000	480			23,520			24,000
$0.04 per share	734,286	734			27,903			28,637
$0.03 per share	2,685,715	2,686			83,885			86,571
$0.02 per share	200,000	200			3,800			4,000
Fair market value of warrant issued as interest					6,490			6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900			346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303			(1,000)
Gain on extinguishment of debt by shareholder					1,029,600			1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)			-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)			-
Shares issued on debt conversion	2,200,000	2,200			8,800			11,000
Net loss for the year ended 12/31/08						(5,667,486)		(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	$5,000	$18,705,365	$(23,064,761)	$-	$(4,287,389)
Cumulative effect of adoption of accounting for instruments indexed to common stock as of 1/1/09					(501,108)	(71,671)		(572,779)
Vesting of stock options granted					(74,050)			(74,050)
Grant of common stock for services @:
$0.01 per share	8,475,000	8,475			67,970			76,445
$0.02 per share	4,500,000	4,500			76,500			81,000
$0.03 per share	400,000	400			12,600			13,000
Shares issued on debt conversion	15,500,000	15,500			62,000			77,500
Issuance of common stock as interest payment:
$0.05 per share	3,000,000	3,000			12,000			15,000
Allocation of note proceeds to discount					272,284			272,284
Net loss for the year ended 12/31/09						(1,507,190)		(1,507,190)
Balance at December 31, 2009	98,882,045	$98,882	5,000,000	$5,000	$18,633,561	$(24,643,622)	$-	$(5,906,179)
Beneficial conversion feature of debt					11,805			11,805
Grant of common stock for services @:
$0.003 to $.005 per share	3,425,000	3,425			11,925			15,350
$0.006 per share	1,650,000	1,650			8,100			9,750
$0.012 to $0.013 per share	1,000,000	1,000			11,559			12,559
$0.022 per share	150,000	150			3,150			3,300
Issuance of common stock as interest payment $ 0.005 per share	14,180,800	14,180			56,723			70,903
Warrant issued for 12,000,000 shares of common stock for services					83,700			83,700
Issuance of common stock and warrants for 51% interest in Combotexs	20,000,000	20,000			24,796		43,040	87,836
Series B preferred shares converted to common	3,200,000	3,200	(20,000)	(20)	(3,180)			-
Net Income (loss) for the six months ended 6/30/10						(779,678)	224	(779,454)
Balance at June 30, 2010	142,487,845	$142,487	4,980,000	$4,980	$18,842,139	$(25,423,300)	$43,264	$(6,390,430)

See notes to consolidated  financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From inception:
	For the six months ended		December 22, 2004
	June 30		to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(779,678)	$(504,664)	$(25,351,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,919	76,576	747,646
Amortization of discount on convertible notes	84,383	579,866	3,949,199
Amortization of deferred financing costs	27,129	89,774	858,704
Vesting of stock options	-	(74,050)	4,919,461
Non-cash gain on forgiveness of debt	47,361	83,667	(38,884)
Fair value adjustment of derivative liabilities	13,820	(461,270)	(474,356)
Issuance of stock for services	40,958		368,781
Issuance of stock for interest	70,903	3,375	432,411
Issuance of warrants for services	83,700		3,453,645
Forgiveness of interest expensed	-		42,016
Loss on asset impairments	-		573,909
Loss (gain) on disposal of asset	-		69,292
Receipt of and gain on Atlas Mining warrant	-		(506,250)
Change in value of registration rights agreement	-		12,128
Deferred rent	-		9,034
Gain (loss) in noncontrolling interest in subsidiary	224	-	224
Changes in operating assets and liabilities:
Decrease (increase) in inventory	232	(18)	(15,235)
Decrease (increase) in other current assets	67,954	88,949	(165,635)
(Decrease) Increase in accounts payable, accrued payroll, accrued expenses and patent lease obligation	- 148,552	(22,546)	2,214,289
Increase in deferred revenue	-	(10,000)	70,000
Increase (decrease) in other liability	30,777	(2,050)	64,024
Net cash used in operating activities	(84,766)	(152,391)	(8,767,226)
Cash flows from investing activities:
Purchase of property and equipment	-	(6,600)	(568,982)
Purchase of license	-		(200,000)
Proceeds from sale of property and equipment	-		3,128
Proceeds from sale of Atlas Mining warrant	-		506,250
Net cash (used in) provided by investing activities	-	(6,600)	(259,604)
Cash flows from financing activities:
Proceeds from senior secured convertible notes	-		7,881,000
Proceeds from subordinated secured Promissory Notes	-	191,126	197,500
Proceeds from secured Promissory Notes	-		256,126
Proceeds from Unsecured Promissory Notes	5,000	-	5,000
Payment on senior secured convertible notes	-		(110,414)
Deferred financing costs	-	(3,685)	(182,449)
Repayment of capital lease obligations	-	(32,764)	(175,018)
Advances from related parties	-	3,709	1,303,561
Reduction in amounts due to related parties	-		(1,149,102)
Redemption of common stock	-		99,000
Proceeds from exercise of stock options	-		75,300
Advances on related party line of credit	-		900,000
Payment of registration rights damages	-		(63,539)
Net cash provided by financing activities	5,000	158,386	9,036,965
Increase (decrease) in cash	(79,766)	(605)	10,135
Cash at beginning of period	89,901	1,148	89,901
Cash at end of period	$10,135	$543	$100,036

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$7,212		$154,546

Schedule of non-cash investing and financing activities:

Common stock issued for convertible notes		$10,000	$4,244,500
Allocation of note proceeds to discount on debt			$3,835,103
Issuance of warrants in partial payment of financing costs			$507,508
Capital lease obligations			$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Common stock returned and cancelled for:
Issuance of warrants			$69,303
Cancellation of license agreement			$(84,000)
Accrual for purchase of Navy License			$400,000
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Acquisition of subsidiary through issuance of common stock and warrants	$87,836		$87,836
Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000
Conversion of preferred shares into common shares	$3,200		$3,200

See notes to consolidated  financial statements

NaturalNano, Inc.
For the six months ended June 30, 2010 and 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Basis of Consolidation
The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. As of April 20, 2010 the consolidated financial statements reflect the acquisition of a 51% controlling interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of the Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) (Refer to Note 3).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Combotexs is a technology company organized on October 28, 2009 and has had minimal revenue and markets Error Prevention/Safety Checklist Boards to hospitals and other industries such as healthcare, petrochemical and mining.  Combotexs also has certain marketing and distributions agreements for various household products.  The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products.NaturalNano will evaluate and develop certain Combotexs products with nano-enhanced materials that may result in future sales growth for both of these business entities.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2010 of $779,678 and had negative working capital of $6,621,313 and a stockholders’ deficiency of $6,390,430 at June 30, 2010. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2010, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

As of June 30, 2010 there were 483,822,475 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of June 30, 2010 the Company had $3,879,711 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2009 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 31, 2010. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2010, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to January 1, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The Subordinated Secured Convertible Note matures and all outstanding principal is due and payable on March 1, 2011.

On June 7, 2010 Combotexs LLC entered into an Unsecured Promissory Note with an unrelated party for $5,000. The Unsecured Promissory Note is due on October 7, 2010, payable in four monthly principal payments of $1,250, and bears interest at an annual rate of 5%.

During the first half of 2010, the Company issued 14,180,800 shares of common stock to Platinum in payment of $70,903 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

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

As of June 30, 2010, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through September 30, 2010 and January 1, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At June 30, 2010 and December 31, 2009 the outstanding balance for this obligation was $82,489.

3.  51% ACQUISITION of COMBOTEXS, LLC

On April 20, 2010 the Company acquired a 51% interest in Combotexs, LLC, (“Combotexs”), a privately held   New York   limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that has had minimal revenue since its inception in October 2009 and markets Error Prevention/Safety Checklist Boards to hospitals and other industries such as healthcare, petrochemical and mining. The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products.

In consideration for 51% of Combotexs, NaturalNano issued 20,000,000 shares of the Company’s common stock to WMS and in a contingent consideration arrangement, will grant up to 40,000,000 common stock warrants (based on future sales volumes). The grant of up to 40 million warrants each entitles WMS to purchase one share of the Company’s common stock. The first 20,000,000 warrants become exercisable at a price of $.05 on the first day that of the first month after the gross sales of Combotexs exceeds $1,000,000 in the aggregate, net of taxes. The second 10,000,000 warrants become exercisable at a price of $.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes. The warrants have a term of five years from and after the date on which they become exercisable and provide for cashless exercise.

The Company accounted for the acquisition in accordance with ASC 805-10 “Business Combinations”, whereby the Company measured the identifiable assets acquired and liabilities assumed based on the acquisition date fair value.  The Company is required to recognize and measure any related goodwill acquired in the business combination or a gain from a bargain purchase.  In order to determine the goodwill or gain from a bargain purchase, the Company is required to determine the fair value of the consideration transferred in a business combination.  The fair value is calculated as the sum of the acquisition date fair value of the assets transferred by the Company, the liabilities incurred by the Company and the equity interest issued by the Company.

The goodwill of $80,332 arising from the acquisition consists of future cash flow, utilization of nano technology within their products and future profits. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for Combotexs and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

At April 20, 2010
Consideration
Equity -20,000,000 common shares of NNAN	$22,690
Contingent consideration arrangement
20,000,000 warrants	13,849
10,000,000 warrants	5,632
10,000,000 warrants	2,626
Fair value of consideration transferred	44,797
Noncontrolling interest	43,040
$87,837

Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory	$6,548
Prepaid Expense and other assets	2,525
Fixed Asset	4,800
Accounts Payables	(6,368)
Total Identifiable net assets	7,505
Goodwill	80,332
$87,837

The fair value of the 20,000,000 common shares issued as part of the consideration paid for Combotexs ($22,690) was determined by using an estimate of the enterprise value allocated to various instruments outstanding consistent with estimates used in valuing the derivative liability (See Note 4).

The fair value of the contingent consideration arrangement is in three parts, first, 20,000,000 warrants ($13,849) become exercisable on the first day of the first month after the gross sales of Combotexs from and after April 20, 2010 exceeds $1,000,000 in the aggregate, net of taxes. These warrants were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 7 years, exercise price of $.05, interest rate of 3.20%, a volatility rate of 150% and a probability factor of 100%. Second, 10,000,000 warrants ($5,632) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 8 years, exercise price of $.08,interest rate of 3.50%, a volatility rate of 150% and a probability factor of 80%. Third, 10,000,000 warrants ($2,626) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 10 years, exercise price of $.10,interest rate of 3.79%, a volatility rate of 150% and a probability factor of 30%.

Noncontrolling interest was calculated based on the fact the fair value of consideration transferred equaled 51% ($44,797) of the total Combotexs entity value, therefore 49% or the noncontrolling interest is $43,040.

The fair value of the assets acquired was based on current market values. Inventory, fixed asset, and prepaid expense were purchased within a 90 day period of April 20, 2010. Likewise the accounts payables were expenses incurred within the same 90 day period prior to April 20, 2010

The results of operations of Combotexs are included in the accompanying financial statements for the period beginning on April 20, 2010. The revenue and earnings of Combotexs for the periods noted are as follows:

	Revenue	Earnings
4/20/2010 – 6/30/2010 (included in accompanying financial statements)	$92,793	$458
1/1/2010 – 4/19/2010	$6,922	$(7,320)
Proforma consolidated six month, as if transaction occurred on 1/1/2010	$138,787	$(786,998)

Combotexs did not generate any revenue or earnings prior to January 1, 2010

The Company is in the process of evaluating the business acquired and the integration with its existing operations. This evaluation will include the determination of whether the Company will continue to report its financial statements as a development stage enterprise and the consideration of the need for operating segment reporting in future periods.

4.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of June 30, 2010 are as follows:
•
The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the Senior Secured Convertible debt entered into in 2007.  These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The debt conversion feature and the 45 million warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.

ASC 815 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Liability	June 30, 2010	December 31, 2009
Platinum Advisor’s warrants	$17,829	$2,000
Senior Secured Convertible Notes conversion feature	69,829	70,000
10% Subordinated Secured Convertible Note conversion feature	2,775	2,897
Cape One warrants	7,990	9,706

Total	$98,423	$84,603

 During the quarter ended June 30, 2010 and 2009 respectively, the Company recognized ($14,014) in net losses and $452,872 in net gains relating to the changes in fair market value for these derivative liabilities.

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

Fair value – 12/31/2009	$84,603
Gain recognized in Q1	(194)
Loss recognized in Q2	14,014
Fair value – 6/30/2010	$98,423

5.  WARRANT AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC
On August 1, 2008, $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company.   If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 28,815,016 shares at an exercise price of $0.067 per share as of June 30, 2010.

6.  STOCKHOLDERS EQUITY

During the first half of 2010, the Company issued an aggregate of 6,225,000 shares of common stock to various individuals or entities in connection with professional consulting, lab and research services, facility rent, and website assistance provided to the Company in an aggregate amount of $40,958.

Additionally, the Company issued 14,180,800 shares of common stock to Platinum in payment of $70,903 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On April 20, 2010 NaturalNano issued 20,000,000 shares of the Company’s common stock to acquire 51% equity interest in Combotexs, refer to Note 3.

On April 23, 2010 Longview Special Finance converted 20,000 preferred shares into 3,200,000 common shares.

On May 15, 2010, Mr. Jim Wemett, the sole officer and director of the Company, was awarded 12 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.02 per warrant share. The warrants expire May 15, 2015 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $83,700. An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.2% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.008 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2010 there were common stock warrants outstanding to purchase an aggregate 259,534,651 shares of common stock excluding the shares available under the Technology Innovations LLC warrant, (refer to Note 4) pursuant to various warrant grant agreements.

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

A summary of the option activity for the three months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2010	12,633,333	$0.21	6.01
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at March 31, 2010	12,633,333	$0.21	5.50

Options exercisable at June 30, 2010	12,633,333	$0.21	5.50

8.  CREDITOR CONCESSIONS

During the six months ended June30, 2010 and the six months ended June 30, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of the agreements, a gain on forgiveness of debt of $47,361 was recognized in the first half of 2010 and a gain on forgiveness of debt of $83,667 was recognized in the first half of 2009. These vendor concessions have been treated as gains in the period that the underlying agreements were reached. Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting from a final settlement agreement between TI and the Company dated March 17, 2010. No future payments are required under the TI consulting agreement.

9.  CONTINGENCIES

Legal Proceedings
On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2009. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice the timing of future payment of these outstanding amounts is uncertain.

10.   SUBSEQUENT EVENTS
Common Stock Issued
Subsequent to June 30, 2010 and prior to the filing of this report, the Company issued 9,690,000 common shares as follows:

•	4,790,400 shares to Platinum Long Term Growth IV in payment of interest on the Senior Secured Convertible Notes
•	4,900,000 shares to a consultant in payment for services to be received in the third quarter of 2010 in the amount of $7,500.
On July 21, 2010, the Company borrowed $20,000 from Platinum Long Term Growth IV, LLC and $3,846.15 from Longview Special Finance Inc. pursuant to the terms of an Senior Secured Promissory Note.  Both notes bear interest at the rate of 8% per annum are due and payable on January 1, 2011.

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

General
NaturalNano since inception we were, and for 2010 we expect we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries.

Combotexs is dedicated to building upon the pioneering work of NaturalNano, to commercialize and distribute a wide variety of products incorporating materials that utilize nanotubes found in halloysite clay. From consumer packaged goods to industrial cleaning solutions and medical procedural checklists, nano technology is helping to make these products more effective and less expensive.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources
Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2010 of $779,678 and had negative working capital of $6,621,313 and a stockholders’ deficiency of $6,390,430 at June 30, 2010. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2010, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

Operating activities
Net cash used in operating activities in the six months ended June 30, 2010 and 2009 was $84,766 and $152,391, respectively. Cash used 2010 versus 2009 is down over 55% due mainly to paying vendors – subcontractors, consultants, rent, interest and other vendor expenses – with common stock. The net loss generated in the first half of 2010 was $275,014 greater than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2010 to be equal if not slightly greater than the 2009 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow. Additionally, with the acquisition of Combotexs, the Company feels cash flow will improve.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $447,397 in the first half of 2010 and $297,938 in first half of 2009. The change in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of January 2010. For the six months ended June 30, 2010 and 2009 the Company recognized non-cash expenses of $111,512 and $669,640, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first six month of 2010 the Company recognized a loss adjustment to derivatives of $13,820 and for the same period 2009 a gain of $461,270, a net increase of $475,090.

During the first half of 2009, the Company recognized a net credit for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options as a result of employee turnover experienced in the first quarter of 2009. During both the first half of 2010 and 2009, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $47,361 in 2010 and $83,667 in the comparable period in 2009.

Investing activities
Net cash used in investing activities in the six months ended June 30, 2010 and 2009 was $0 and $6,600, respectively. The first six months of 2009 reflects the buy out on a capital lease for equipments used in the Company’s research and development lab.

Financing Activities
Net cash provided from financing activities in the six months ended June 30, 2010 and 2009 was $5,000 and $158,386, respectively. The cash flows from financing activities in the six months of 2010 were a receipt of $5,000 in proceeds from a 5% Unsecured Promissory Note with an unrelated party. The cash flows from financing activities in the first half of 2009 reflect the receipt of $191,126 in proceeds from the senior secured promissory notes. During 2009, we also received cash advances of $3,709 from affiliated entities for shared services agreements. Additionally, during the six months ended June 30, 2009 capital lease payments were made totaling $32,764, no payments were made in 2010.

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

 Refer to the Company’s December 31, 2009 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first six months ended June 30, 2010.

 Comparison of Statement of Operations for the three months ended June 30, 2010 and 2009

Revenue and Gross Profit
During the three months ended June 30, 2010 and 2009, the Company recorded $96,711 and $35,858, respectively in consolidated revenue. Second quarter 2010 revenue included $3,918 from shipments of halloysite based products and $92,793 from Combotexs products including medical boards and related products. Consolidated cost of goods sold was $79,454 and $13,486 for the shipments completed in the respective quarters. Gross margin of $17,257 and $22,372 was realized for the three months ended June 30, 2010 and 2009, respectively.

Gross margin realized in the three months ended June 2010 was 18% compared to 62% for three months ended June 2009. The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended		Variance
	June 30,		increase
Sales, Cost of Goods, and Gross Margin	2010	2009	(decrease)
Halloysite based products	$3,918	$35,858	$(31,940)
Combotexs	92,793	0	92,793
	96,711	35,858	60,853
Halloysite cost of goods	3,315	13,486	10,171
Combotexs cost of goods	76,139	0	(76,139)

Consolidated Gross Margin	$17,257	$22,372	$(5,115)

Operating Expenses
Research and development expenses for the three months ended June 30, 2010 were $106,140 compared to $78,836 for the three months ended June 30, 2009.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $53,000 in the three months ended June 30, 2010 compared to $29,333 for three months ended June 30, 2009. This reflects increased licensing fees scheduled for payment under the contract in calendar year 2010.

	For the three months ended		Variance
	June 30,		increase
Research and Development	2010	2009	(decrease)
Salaries & benefits	$948	$-	$948
Consulting services	7,254	1,354	5,900
Patent costs	58,311	38,470	19,841
Depreciation	28,589	28,590	(1)
Rent & utilities	9,856	7,335	2,521
All other	1,494	3,087	(1,593)
	$106,452	$78,836	$27,616

Total general and administrative expenses for the three months ended June 30, 2010 was $206,178 as compared to $112,295 for the three months ended June 30, 2009. The increase in general and administrative expenses reflects compensation for the Company’s sole officer and reflects the fair market value of warrants granted to the Company’s president in the amount of $83,700 determined using the Black Scholes valuation model.  Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	June 30,		increase
General and Administrative	2010	2009	(decrease)
Salaries & benefits	$145,542	$31,380	$114,162
Consulting services	1,500	12,556	(11,056)
Legal & professional fees	16,250	14,568	1,682
Depreciation & amortization of intangible assets	9,843	9,843	-
Insurance expense	1,026	2,751	(1,725)
Shareholder expense	3,440	7,548	(4,108)
State tax	-	17,251	(17,251)
All other	28,577	16,398	12,179
	$206,178	$112,295	$93,883

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending June 2010 amortization of this maturing debt discount was $2,701 as compared to $236,943 for the three months ending June 2009. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in a three months ending June 2010 interest expense of $5,625.

	For the three months ended		Variance
	June 30,		increase
Other (Expense) Income	2010	2009	(decrease)
Amortization of debt discount	$(2,701)	$(236,943)	$(234,242)
Interest to Senior convertible and promissory notes	(84,002)	(79,802)	4,200
Interest to 10% Subordinated Secured Convertible Notes	(5,625)	-	5,625
Amortization of financing costs	(5,909)	(45,135)	(39,226)
Interest paid on capital leases	-	(801)	(801)
Interest earned on cash	4	-	(4)
	$(98,233)	$(362,681)	$(264,448)

Net (loss) gain on derivative liability	$(14,014)	$452,872	$(466,886)

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a loss of $14,014 in the second quarter of 2010 and a gain of $452,872 during the second quarter of 2009.

Comparison of Statement of Operations for the six months ended June 30, 2010 and 2009

Revenue and Gross Profit
During the six months ended June 30, 2010 and 2009, the Company recorded $131,845 and $67,233, respectively in revenue. For the six months ending 2010 $92,793 came from Combotexs sales and the $39,052 from shipments of halloysite based product samples; all sales for the same period 2009 came from shipments of halloysite based product samples. The related cost of goods sold was $85,855 and $14,960 for these shipments completed in the respective quarters. Gross margin of $45,990 and $52,273 was realized for the six months ended June 30, 2010 and 2009, respectively.

Gross margin realized in the first half of 2010 was 35% compared to 78% in the first half of 2009.  The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of Halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

Operating Expenses
Total research and development expenses for the six months ended June 30, 2010 were $212,592 compared to $142,056 for the six months ended June 30, 2009.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $106,000 in the first half of 2010 compared to $58,666 in the first half of 2009. This reflects increased licensing fees scheduled for payment under the contract in calendar year 2010. The increase in research and development expenses in the current period also reflects the 2009 credit for stock option compensation in the first half of 2009 of $28,538 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.    No option grants were made in 2009 or in the first half of 2010.

	For the six months ended		Variance
	June 30,		increase
Research and Development	2010	2009	(decrease)
Salaries & benefits	$948	-	$948
Stock option compensation	-	$(28,538)	28,538
Consulting services	16,092	1,354	14,738
Patent costs and licensing fees	117,191	78,521	38,670
Depreciation	57,179	56,865	314
Rent & utilities	17,904	23,526	(5,622)
All other	3,278	10,328	(7,050)
	$212,592	$142,056	$70,536

Total general and administrative expenses for the six months ended June 30, 2010 were $359,154 as compared to $131,069 for the six months ended June 30, 2009. The Company incurred $158,700 in compensation for its sole officer during the first half of 2010 and none in the comparable period in 2009. Included in the 2010 officer’s compensation was $83,700 of warrants (refer to note 6 of the financial statements). Legal and professional fees in the first quarter of 2010 reflect more outside consultants engaged primarily in the preparation and filing of our financial reports. During the first quarter of 2009 the Company recorded a credit for stock option compensation in of $45,512 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.  No option grants were made in 2009 or in the first half of 2010.

During the first quarter 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007. Upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses.

	For the six months ended		Variance
	June 30,		increase
General and Administrative	2010	2009	(decrease)

Salaries & Benefits	$193,766	$31,380	$162,386
Stock option compensation	-	(45,512)	45,512
Legal & professional fees	85,710	73,347	12,363
Depreciation & amortization of intangible assets	19,687	19,710	(23)
Insurance expense	2,130	11,277	(9,147)
Shareholder expense	6,734	12,358	(5,624)
State tax	2,037	3,571	(1,534)
All other	49,090	24,938	24,152
	$359,154	$131,069	$228,085

Other (Expense) Income
Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first half of 2010 amortization of this maturing debt discount was $84,383 as compared to $579,866 in the first quarter of 2009. During the fourth quarter of 2009, the Company issued $225,000 in Subordinated Secured Convertible Notes which resulted in first quarter of 2010 interest expense of $5,625.

	For the six months ended		Variance
	June 30,		(increase)
Other (Expense) Income	2010	2009	decrease
Amortization of debt discount	$(84,383)	$(579,866)	$495,483
Interest on Senior convertible and promissory notes	(164,510)	(156,749)	(7,761)
Interest to 10% Subordinated Secured Convertible Notes	(11,250)	(89,774)	78,524
Amortization of financing costs	(27,129)	-	(27,129)
Interest paid on capital leases		(2,360)	2,360
Interest earned on cash	33	-	33
	$(287,239)	$(828,749)	$541,510

Net (loss) gain on derivative liability	$(13,820)	$461,270	$(475,090)
Gain on forgiveness of debt	$47,361	$83,667	$36,306

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first half of 2010 and 2009, respectively, the Company recognized a loss of $13,820 and a net gain of $461,270 relating to the changes in fair market value for these derivative liabilities.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s CEO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the first six months ended June 30, 2010. Based on that evaluation, the Company’s CEO concluded that no changes in our internal control over financial reporting occurred during the first six months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
There have been no changes to the legal proceeding disclosed in the 2009 form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 None.

Item 3. Defaults upon Senior Securities.
Effective as of June 30, 2010 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until September 30, 2010 unless extended by the lenders in their discretion.

Effective as of June 30, 2010 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
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

Also, effective as of  June 30, 2010 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of August 10, 2010 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until January 1, 2011 unless extended by Longview Special Finance Inc. in their discretion. due to the Company’s default on various terms and conditions under the following borrowing agreements:
$500,000 8% Senior Secured Notes due March 6, 2009,
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 Senior Secured Promissory Note due January 31, 2010,
$25,500 Senior Secured Promissory Note due January 31, 2010,
$40,000 16% Senior Secured Promissory Note due November 1, 2009.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until September 30, 2010 and January 1, 2011, respectively.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.

Item 4. Submission of Matters to a Vote of Security Holders.
 None.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.75
Letter Agreement effective as of June 30, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).
**

10.76	Letter Agreement effective as of June 30, 2010 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.77	8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $3,846.15 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	*

10.78
8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $20,000.00 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.
*

10.79
Letter Agreement effective as of August 10, 2010 with Longview Special Finance Inc. regarding their forbearance with respect to  the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.
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

NaturalNano, Inc.

Date:	August 23, 2010	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)