Form 10-Q
period 2010-09-30
NaturalNano , Inc.
filed 2010-11-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :                                  September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                        to

Commission File Number:                                                   000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

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
166,366,477 as of November 12, 2010

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$1,167	$89,901
Accounts Receivable	36,921	-
Inventory	19,527	15,467
Other current assets	67,332	233,589
Deferred financing costs, net	9,789	-
Total current assets	134,736	338,957
Non-current assets:
Deferred financing costs, net	-	42,892
Goodwill	80,332	-
Property and equipment, net	183,660	296,262
Total non-current assets	263,992	339,154
Total Assets	$398,728	$678,111
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes, net of discount $78,981 discount at 12/31/09	$3,734,000	$3,655,019
Senior secured promissory note	169,557	145,711
Subordinated secured convertible note, net of discount of $ 4,500	220,500	-
Unsecured promissory note	2,500	-
Accounts payable	531,345	478,227
Accrued payroll	591,758	499,589
Accrued interest	600,018	437,064
Accrued expenses	91,988	105,053
Patent license obligation-current	756,333	756,333
Deferred revenue	70,000	70,000
Derivative liability	64,606	70,000
Registration rights liability	82,489	82,489
Total current liabilities	6,915,094	6,299,485
Non-current liabilities:
Subordinated secured convertible note, net of discount of $ 12,603	-	212,397
Deferred tax liability	-	11,805
Derivative liability	46,130	14,603
Other long term liabilities	41,500	46,000
Total Liabilities	7,002,724	6,584,290
Stockholders’ Equity (Deficiency)
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 730,000 and 750,000 with an aggregate liquidation preference of $ 1,460 and $1,500, respectively	730	750
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 159,976,077 and 98,882,045, respectively	159,976	98,882
Additional paid in capital	18,867,903	18,633,561
Noncontrolling interest in subsidiary	42,166	-
Accumulated deficit	(25,679,021)	(24,643,622)
Total stockholders' deficiency	(6,603,996)	(5,906,179)
Total liabilities and stockholders' deficiency	$398,728	$678,111

See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended		From inception:
	September 30,		September 30,		December 22, 2004
	2010	2009	2010	2009	to September 30,
					2010

Income:

Revenue	$107,874	$8,119	$239,719	$75,352	$623,358
Cost of goods sold	59,141	3,927	144,790	18,887	258,721
Gross profit	48,733	4,192	94,929	56,465	364,637
Operating expenses:
Research and development	108,323	99,178	320,915	241,234	6,789,034
General and administrative	150,534	(159,689)	509,894	(28,620)	10,134,614
Loss on asset impairment	-	-	-	-	573,910
Write down of prepaid inventory	-	-	-	-	249,650
	258,857	(60,511)	830,809	212,614	17,747,208

Loss from Operations	(210,124)	64,703	(735,880)	(156,149)	(17,382,571)

Other income (expense):
Interest (expense) income, net	(103,562)	(361,659)	(390,802)	(1,190,408)	(6,129,108)
Net gain (loss) on derivative liability	(12,313)	72,106	(26,133)	533,376	474,646
Gain on forgiveness of debt	64,691	546	112,052	84,213	198,297
Gain on disposal of asset	4,490	-	4,490	-	4,490
Income from cooperative research project	-	-	-		180,000
Gain (loss) on warrant	-	-	-		326,250
Financing fees	-	-	-		(3,280,228)
	(46,694)	(289,007)	(300,393)	(572,819)	(8,225,653)
Consolidated Net loss	$(256,818)	$(224,304)	$(1,036,273)	$(728,968)	$(25,608,224)
Consolidated net (income)/loss attributable to noncontrolling interest in subsidiary	1,097	$-	874	$-	874
Consolidated net loss attributable to the controlling interest	$(255,721)	$(224,304)	$(1,035,399)	$(728,968)	$(25,607,350)

Loss per common share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average shares outstanding	132,544,494	72,073,349	130,004,447	69,172,796

See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIENCY)
(unaudited)

						Deficit
					Additional	Accumulated	Non-controlling	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Interest	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	in Subsidiary	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-		$100,000
Net loss from inception to 12/31/04						(7,336)		(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)		$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442			273,442
Vesting of stock options granted					270,082			270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061			4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)			-
Net loss for the year ended 12/31/05						(2,666,382)		(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)		$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800			290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809			87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178			82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)			(84,000)
Vesting of stock options granted					2,970,959			2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786			3,006,786
200,000 shares at $0.28 per share					32,460			32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474			41,300
Net loss for the year ended 12/31/06						(8,862,917)		(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)		$(309,504)
Allocation of note proceeds to warrants					3,213,600			3,213,600
Fair market value of warrant issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs					501,018			501,018
240,741 shares at $0.26 per share for services					50,767			50,767
Vesting of stock options granted					912,006			912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440			57,600
$0.10 per share	340,000	340			33,660			34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320			34,000
Net loss for the year ended 12/31/07						(5,860,640)		(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)		$(1,367,153)
Vesting of stock options granted					840,464			840,464
Beneficial conversion feature of debt					324,811			324,811
Grant of common stock for services @:								-
$0.10 per share	360,000	360			35,640			36,000
$0.06 per share	162,000	162			10,008			10,170
$0.05 per share	480,000	480			23,520			24,000
$0.04 per share	734,286	734			27,903			28,637
$0.03 per share	2,685,715	2,686			83,885			86,571
$0.02 per share	200,000	200			3,800			4,000
Fair market value of warrant issued as interest					6,490			6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900			346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303			(1,000)
Gain on extinguishment of debt by shareholder					1,029,600			1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)			-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)			-
Shares issued on debt conversion	2,200,000	2,200			8,800			11,000
Net loss for the year ended 12/31/08						(5,667,486)		(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	5,000	18,705,365	(23,064,761)		(4,287,389)
Cumulative effect of adoption of accounting for instruments indexed to common stock as of 1/1/09					(501,108)	(71,671)		(572,779)
Vesting of stock options granted					(74,050)			(74,050)
Grant of common stock for services @:
$0.01 per share	8,475,000	8,475			67,970			76,445
$0.02 per share	4,500,000	4,500			76,500			81,000
$0.03 per share	400,000	400			12,600			13,000
Shares issued on debt conversion	15,500,000	15,500			62,000			77,500
Issuance of common stock as interest payment:
$0.05 per share	3,000,000	3,000			12,000			15,000
Allocation of note proceeds to discount					272,284			272,284
Net loss for the year ended 12/31/09						(1,507,190)		(1,507,190)
Balance at December 31, 2009	98,882,045	$98,882	5,000,000	$5,000	18,633,561	$(24,643,622)		(5,906,179)
Beneficial conversion feature of debt					11,805			11,805
Grant of common stock for services @:
$0.001 to $.005 per share	16,122,832	16,123			18,527			34,650
$0.006 per share	1,650,000	1,650			8,100			9,750
$0.012 to $0.013 per share	1,000,000	1,000			11,559			12,559
$0.022 per share	150,000	150			3,150			3,300
Issuance of common stock as interest payment $ 0.005 per share	18,971,200	18,971			75,885			94,856
Warrant issued for 12,000,000 shares of common stock for services					83,700			83,700
Issuance of common stock and warrants for 49% minority interest in Combotexs	20,000,000	20,000			24,796		43,040	87,836
Series B preferred shares converted to common	3,200,000	3,200	(2,000)	(20)	(3,180)			-
Net loss for the nine months ended 9/30/10						(1,035,399)	(874)	(1,036,273)
Balance at September 30, 2010	159,976,077	$159,976	4,998,000	$4,980	18,867,903	(25,679,021)	42,166	(6,603,996)

See notes to consolidated financial statements

NATURALNANO, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From inception:
	For the nine months ended		December 22, 2004
	September 30,		to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,035,399)	$(728,968)	$(25,607,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,003	115,009	785,730
Amortization of discount on convertible notes	87,084	816,809	3,951,900
Amortization of deferred financing costs	33,103	135,405	864,678
Vesting of stock options		(74,050)	4,919,461
Non-cash gain on forgiveness of debt	112,052	83,667	25,807
Fair value adjustment of derivative liabilities	26,133	(533,376)	(462,043)
Issuance of stock for services	60,258		388,081
Issuance of stock for interest	94,855	3,375	456,363
Issuance of warrants for services	83,700		3,453,645
Forgiveness of interest expensed			42,016
Loss on asset impairments			573,909
Loss (gain) on disposal of asset			69,292
Receipt of and gain on Atlas Mining warrant			(506,250)
Change in value of registration rights agreement			12,128
Deferred rent			9,034
Gain (loss) in noncontrolling interest in subsidiary	(874)		(874)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	2,488	335	(12,979)
Decrease (increase) in other current assets	132,261	130,093	(101,328)
(Decrease) Increase in accounts payable, accrued payroll, accrued expenses and patent lease obligation	176,756	62,209	2,242,493
(Decrease) Increase in deferred revenue	0	(10,000)	70,000
Increase (decrease) in other liability	(4,500)	2,450	28,747
Net cash used in operating activities	(115,080)	2,958	(8,797,540)
Cash flows from investing activities:
Purchase of property and equipment		(6,600)	(568,982)
Purchase of license			(200,000)
Proceeds from sale of property and equipment			3,128
Proceeds from sale of Atlas Mining warrant			506,250
Net cash (used in) provided by investing activities	0	(6,600)	(259,604)
Cash flows from financing activities:
Proceeds from senior secured convertible notes			7,881,000
Proceeds from Promissory Notes	23,846	191,126	221,346
Proceeds from secured Promissory Notes			256,126
Proceeds from unsecured Promissory Notes	5,000		5,000
Payment on senior secured convertible notes		(141,125)	(110,414)
Payment on unsecured Promissory Notes	(2,500)		(2,500)
Deferred financing costs		(3,685)	(182,449)
Repayment of capital lease obligations		(44,616)	(175,018)
Advances from related parties		3,462	1,303,561
Reduction in amounts due to related parties			(1,149,102)
(Redemption) issuance of common stock			99,000
Proceeds from exercise of stock options			75,300
Advances on related party line of credit			900,000
Payment of registration rights damages			(63,539)
Net cash provided by financing activities	26,346	5,162	9,058,311
Increase(decrease) in cash	(88,734)	1,520	1,167
Cash at beginning of period	89,901	1,148	0
Cash at end of period	$1,167	$2,668	$1,167

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$12,874		$160,208

Schedule of non-cash investing and financing activities:

Common stock issued for convertible notes		$30,000	$4,244,500
Allocation of note proceeds to discount on debt			$3,835,103
Issuance of warrants in partial payment of financing costs			$507,508
Capital lease obligations			$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Common stock returned and cancelled for:
Issuance of warrants			$69,303
Cancellation of license agreement			$(84,000)
Accrual for purchase of Navy License			$400,000
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Acquisition of subsidiary through issuance of common stock and warrants	$87,836		$87,836
Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000
Conversion of preferred shares into common shares	$3,200		$3,200

See notes to consolidated financial statements

NaturalNano, Inc.
For the nine months ended September 30, 2010 and 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Description of the Business
NaturalNano (the “Company”), located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	cosmetics, health and beauty products
•	polymers, plastics and composites

Combotexs is a technology company organized on October 28, 2009 and has had minimal revenue and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining.  Combotexs also has certain marketing and distributions agreements for various household products.  The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products. NaturalNano will evaluate and develop certain Combotexs products with nano-enhanced materials that may result in future sales growth for both of these business entities.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2010 of $1,035,399 and had negative working capital of $6,780,358 and a stockholders’ deficiency of $6,603,996 at September 30, 2010. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2010, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

As of September 30, 2010 there were 487,443,764 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of September 30, 2010 the Company had $3,903,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2009 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 31, 2010. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to January 1, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to January 1, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The Subordinated Secured Convertible Note matures and all outstanding principal is due and payable on March 1, 2011.

On June 7, 2010 Combotexs LLC entered into an Unsecured Promissory Note with an unrelated party for $5,000. The Unsecured Promissory Note is due on October 7, 2010, payable in four monthly principal payments of $1,250, and bears interest at an annual rate of 5%. As of September 30, 2010, there was $2,500 remaining on the principal balance.  The Note along with interest has been paid in full as of the date of this filing.

On July 21, 2010, the Company borrowed a total of $23,846 with $20,000 from Platinum and $3,846 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on January 1, 2011.

During the first nine months of 2010, the Company issued 18,971,000 shares of common stock to Platinum in payment of $94,855 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

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

As of September 30, 2010, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through January 1, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At September 30, 2010 and December 31, 2009 the outstanding balance for this obligation was $82,489.

3.  51% ACQUISITION of COMBOTEXS, LLC

On April 20, 2010 the Company acquired a 51% interest in Combotexs, LLC, (“Combotexs”), a privately held   New York   limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that has had minimal revenue since its inception in October 2009 and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining. The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products.

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

At April 20, 2010
Consideration
Equity 20,000,000 common shares of NNAN	$22,690
Contingent consideration arrangement
20,000,000 warrants	13,849
10,000,000 warrants	5,632
10,000,000 warrants	2,626
Fair value of consideration transferred	44,797
Noncontrolling interest	43,040
$87,837

Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory	$6,548
Prepaid Expense and other assets	2,525
Fixed Asset	4,800
Accounts Payables	(6,368)
Total Identifiable net assets	7,505
Goodwill	80,332
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

	Revenue	Earnings
4/20/2010 – 9/30/2010 (included in accompanying financial statements)	$167,474	$(1,781)
1/1/2010 – 4/19/2010	$6,922	$(7,320)
Proforma consolidated nine month, as if transaction occurred on 1/1/2010	$246,661	$(1,042,719)

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

4.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of September 30, 2010 are as follows:

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

ASC 815 was implemented in the first quarter of 2009 and is reported as a cumulative effect of a change in accounting principle. As a result, the cumulative effect on the accounting for the warrants was as follows:

Derivative Liability	September 30, 2010	December 31, 2009
Platinum Advisor’s warrants	$15,758	$2,000
Senior Secured Convertible Notes conversion feature	64,606	70,000
Subordinated Secured Convertible Note conversion feature	24,298	2,897
Cape One warrants	6,074	9,706

Total	$110,736	$84,603

During the three-months ended September 30, 2010 and 2009, respectively, the Company recognized $12,313 in net losses and $72,106 in net gains relating to the changes in fair market value for these derivative liabilities.

 Fair Value Valuation Hierarchy Measurement
ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

•	Level 1 input are quoted prices (unadjusted) in active markets for identical assets or liabilities.
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

Fair value – 12/31/2009	$84,603
Gain recognized in Q1	(194)
Loss recognized in Q2	14,014
Loss recognized in Q3	12,313
Fair value – 9/30/2010	$110,736

5.  WARRANT AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC

On August 1, 2008, $900,000 of principal outstanding to TI, along with $129,600 of accrued and unpaid interest, was satisfied in exchange for a warrant. Under the warrant agreement, TI may purchase up to that number of shares that would give TI a beneficial ownership of not more than 4.99% of the Company.   If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 29,818,316 shares at an exercise price of $0.065 per share as of September 30, 2010.

6.  STOCKHOLDERS EQUITY

During the first nine months of 2010, the Company issued an aggregate of 18,922,832 shares of common stock to various individuals or entities in connection with professional consulting, lab and research services, facility rent, and website assistance provided to the Company in an aggregate amount of $60,259.

Additionally, the Company issued 18,971,000 shares of common stock to Platinum in payment of $94,855 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On April 20, 2010 NaturalNano issued 20,000,000 shares of the Company’s common stock to acquire 51% equity interest in Combotexs, (refer to Note 3).

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

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2010 there were common stock warrants outstanding to purchase an aggregate 259,534,651 shares of common stock excluding the shares available under the Technology Innovations LLC warrant, (refer to Note 4) pursuant to various warrant grant agreements.

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

A summary of the option activity for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2010	12,633,333	$0.21	6.01
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at September 30, 2010	12,633,333	$0.21	5.25

Options exercisable at September 30, 2010	12,633,333	$0.21	5.25

8.  CREDITOR CONCESSIONS

During the nine months ended September 30, 2010 and the nine months ended September 30, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of the agreements, a gain on forgiveness of debt of $112,052 was recognized in the first nine months of 2010 and a gain on forgiveness of debt of $84,213 was recognized in the first nine months of 2009. These vendor concessions have been treated as gains in the period that the underlying agreements were reached. Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting from a final settlement agreement between TI and the Company dated March 17, 2010. No future payments are required under the TI consulting agreement.

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

During the third quarter ending September 30, 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation.  .

10.   SUBSEQUENT EVENTS

Subsequent to September 30, 2010 and prior to the filing of this report, as follows:

Promissory Notes
•
On October 20, 2010, the Company borrowed $16,293 from Platinum Long Term Growth IV, LLC and $3,077 from Longview Special Finance Inc. pursuant to the terms of a Senior Secured Promissory Note.  Both notes bear interest at the rate of 8% per annum are due and payable on January 15, 2011.

•
On November 12, 2010, the Company borrowed $51,000 from Platinum Long Term Growth IV, LLC and $9,000 from Longview Special Finance Inc. pursuant to the terms of a Senior Secured Promissory Note.  Both notes bear interest at the rate of 8% per annum are due and payable on January 15, 2011.

License Agreement
•
On November 5, 2010, the Company entered into a nonexclusive patent license agreement with the United States Department of the Navy as represented by the Naval Research Laboratory (NRL).  The Company plans to use these licenses to continue their commercial development plan related to their Haloycite products.  The license requires the first commercial sale of the royalty-bearing product by October 1, 2012.  Upon issuance of the license, a non-refundable fee of $5,000 was paid.  The royalties due on the net sales for each royalty-bearing product are 5%.  The royalty fees are accrued each year between January 1 and December 31 and they are required to be paid in full by May 1st of the following year.  In addition, an annual license fee of $5,000 is due on October 31, 2012 and each year thereafter the license is in effect.  The license remains in effect but can be terminated by the Navy if the first commercial sale does not occur by October 1, 2012, along with several other provisions.

Board Members
•	On November 9, 2010, the board of directors appointed John P. Ryan, Howard Crosby and Alexander Ruckdaeschel, as members of the Board, to serve until their successors are duly appointed and qualified.

John P. Ryan is currently the Chief Executive Officer of Senetek PLC and has been in that position since March 10, 2010. Mr. Ryan has been the President of Fontana Capital Corporation, a closely held consulting company for the last ten years as well as an Officer and/or Director of a number of public companies including High Plains Uranium, Inc., U.S. Silver Corporation, and Gold Crest Mines, Inc.  He is a graduate of the University of Idaho with an engineering degree in mining and he also holds a law degree from Boston College.
Howard Crosby is currently the President of Sentek PLC and has held that position since March 10, 2010. Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company for more than twenty years. He is also as an officer and a director of a number of public companies including High Plains Uranium, Inc., White Mountain Titanium Corporation, and Cadence Resources Corporation.
Alexander Ruckdäschel is a venture capitalist, who serves on the board of directors of several small cap companies. Mr. Ruckdäschel is a co-founder of Blue Rock-AG, a Swiss-based investment manager. From 2002 to 2006 he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in clean tech and small-cap equities worldwide. Since 2003, Mr. Ruckdäschel has served as an investment advisor to Nanostart AG. Founded in 2003, Nanostart quickly became the leading European venture investment firm in the area of nanotechnology. Prior to 2003, Mr. Ruckdäschel was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor.

Stock Transactions
•	On October 12, 2010, 4,790,400 of common stock was issued to settle $23,952 of outstanding interest with Platinum.

•	On November 8, 2010, 1,600,000 of common stock was issued to settle $1,000 of outstanding vendor payables.

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

Liquidity and Capital Resources
Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2010 of $1,035,399 and had negative working capital of $6,780,358 and a stockholders’ deficiency of $6,603,996 at September 30, 2010. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2010, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

Operating activities
Net cash used in operating activities in the nine months ended September 30, 2010 and 2009 was $(115,080) and $2,958, respectively. Cash used 2010 versus 2009 was down  due mainly to paying vendors – subcontractors, consultants, rent, interest and other vendor expenses – with common stock; additionally, the Company had vendors forgive debt owed for nominal consideration. The net loss generated in the first nine months of 2010 was $306,431 greater than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2010 to be equal if not slightly greater than the 2009 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow. Additionally, with the acquisition of Combotexs, the Company feels cash flow will improve.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $613,315 in the first nine months of 2010 versus $546,839 in first nine months of 2009. The change in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of January 2010. For the nine months ended September 30, 2010 and 2009 the Company recognized non-cash expenses of $120,187 and $952,214, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first nine month of 2010 the Company recognized a loss adjustment to derivatives of $26,133 and for the same period 2009 a gain of $533,376, a net increase of $559,509.

During the first nine months of 2009, the Company recognized a net credit for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options as a result of employee turnover experienced in the first quarter of 2009. During both the first nine months of 2010 and 2009, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $112,052 in 2010 and $84,213 in the comparable period in 2009.

Investing activities
Net cash used in investing activities in the nine months ended September 30, 2010 and 2009 was $0 and $6,600, respectively. The first nine months of 2009 reflects the buy out on a capital lease for equipments used in the Company’s research and development lab.

Financing Activities
Net cash provided from financing activities in the nine months ended September 30, 2010 and 2009 was $26,346 and $5,162, respectively. The cash flows from financing activities in the nine months of 2010 were a receipt of $5,000 in proceeds from a 5% Unsecured Promissory Note with an unrelated party. The cash flows from financing activities in the first nine months of 2009 reflect the receipt of $191,126 in proceeds from the senior secured promissory notes and payments of $141,125 against the same senior secured promissory notes. During 2009, the Company also received cash advances of $3,462 from affiliated entities for shared services agreements. Additionally, during the nine months ended September 30, 2009 capital lease payments were made totaling $44,616, no payments were made in 2010.

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

 Refer to the Company’s December 31, 2009 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first nine months ended September 30, 2010.

  Comparison of Statement of Operations for the three months ended September 30, 2010 and 2009

Revenue and Gross Profit
During the three months ended September 30, 2010 and 2009, the Company recorded $107,874 and $8,119, respectively in consolidated revenue. Third quarter 2010 revenue included $33,150 from shipments of halloysite based products and $74,724 from Combotexs products including medical boards and related products. Consolidated cost of goods sold was $59,141 and $3,927 for the shipments completed in the respective quarters. Gross margin of $48,733 and $4,192 was realized for the three months ended September 30, 2010 and 2009, respectively.

Gross margin realized in the three months ended September 2010 was 45% compared to 52% for three months ended September 2009. The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended		Variance
	September 30,		increase
Sales, Cost of Goods, and Gross Margin	2010	2009	(decrease)
Halloysite based products	$33,150	$8,119	$25,031
Combotexs	74,724	-	74,724
	107,874	8,119	99,755
Halloysite cost of goods	15,177	3,927	11,250
Combotexs cost of goods	43,964	-	43,964
Consolidated Gross Margin	$48,733	$4,192	$44,541

Operating Expenses
Research and development expenses for the three months ended September 30, 2010 were $108,323 compared to $99,178 for the three months ended September 30, 2009.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $58,000 in the three months ended September 30, 2010 compared to $29,333 for three months ended September 30, 2009. This reflects increased licensing fees scheduled for payment under the contract in calendar year 2010.

	For the three months ended		Variance
	September 30,		increase
Research and Development	2010	2009	(decrease)
Salaries & benefits	$4,705	$-	$4,705
Consulting services	3,799	10,291	(6,492)
Patent costs	61,370	46,286	15,084
Depreciation	28,400	28,589	(189)
Rent & utilities	8,506	12,732	(4,226)
All other	1,543	1,280	263
	$108,323	$99,178	$9,145

Total general and administrative expenses for the three months ended September 30, 2010 was $150,534 as compared to negative expenses of $159,689 for the three months ended September 30, 2009. The increase in general and administrative expenses reflects the costs of Combotexs and the reduction/none of New York State tax credit/refund during the same third quarter.  Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	September 30,		Increase
General and Administrative	2010	2009	(decrease)
Salaries & benefits	$61,494	$32,500	$28,994
Consulting services	24,626	9,907	14,719
Legal & professional fees	29,750	41,350	(11,600)
Depreciation & amortization of intangible assets	10,083	9,844	239
Insurance expense	1,122	3,352	(2,230)
Shareholder expense	2,861	3,903	(1,042)
State tax	(775)	(269,875)	269,100
All other	21,373	9,330	12,043
	$150,534	$(159,689)	$310,223

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending September 2010 amortization of this maturing debt discount was $2,701 as compared to $236,943 for the three months ending September 2009. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in a three months ending September 2010 interest expense of $5,671.

	For the three months ended		Variance
	September 30,		increase
Other (Expense) Income	2010	2009	(decrease)
Amortization of debt discount	$(2,701)	$(236,943)	$(234,242)
Interest to Senior convertible and promissory notes	(89,216)	(77,728)	11,488
Interest to 10% Subordinated Secured Convertible Notes	(5,671)	-	5,671
Amortization of financing costs	(5,974)	(45,631)	(39,657)
Interest paid on capital leases	-	(1,357)	(1,357)
Interest earned on cash	-	-	-
	$(103,562)	$(361,659)	$(258,097)

Net (loss) gain on derivative liability	$(12,313)	$72,106	$(84,419)

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a loss of $12,313 in the third quarter of 2010 and a gain of $72,106 during the third quarter of 2009.

Comparison of Statement of Operations for the nine months ended September 30, 2010 and 2009

Revenue and Gross Profit
During the nine months ended September 30, 2010 and 2009, the Company recorded $239,719 and $75,352, respectively in revenue. For the nine months ending 2010 $168,010 came from Combotexs sales and the $71,709 from shipments of halloysite based product samples; all sales for the same period 2009 – $75,352 – came from shipments of halloysite based product samples. The related cost of goods sold was $119,896 and $24,894 for these shipments completed in the first nine months of 2010; and, $18,887 for the respective quarter 2009. Gross margin of $94,919 and $56,465 were realized for the nine months ended September 30, 2010 and 2009, respectively.

Gross margin realized in the first nine months of 2010 was 40% compared to 75% in the first nine months of 2009.  The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of Halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

Operating Expenses
Total research and development expenses for the nine months ended September 30, 2010 were $320,915 compared to $241,234 for the nine months ended September 30, 2009.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $164,000 in the first nine months of 2010 compared to $88,000 in the first nine months of 2009. This reflects increased licensing fees scheduled for payment under the contract in calendar year 2010. The increase in research and development expenses in the current period also reflects the 2009 credit for stock option compensation in the first nine months of 2009 of $28,538 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.  No option grants were made in 2009 or in the first nine months of 2010.

	For the nine months ended		Variance
	September 30,		increase
Research and Development	2010	2009	(decrease)
Salaries & benefits	$5,653	-	$5,653
Consulting services	19,891	11,645	8,246
Patent costs and licensing fees	178,561	124,807	53,754
Depreciation	85,579	85,454	125
Rent & utilities	26,411	36,258	(9,847)
All other	4,820	(16,930)	21,750
	$320,915	$241,234	$79,681

Total general and administrative expenses for the nine months ended September 30, 2010 were $509,894 as compared to negative $28,620 for the nine months ended September 30, 2009. The Company incurred $196,200 in compensation for its sole officer during the first nine months of 2010 and $65,000 in the comparable period in 2009; plus, commission expense for Combotexs. Included in the 2010 officer’s compensation was $83,700 of warrants (refer to note 6 of the financial statements). Legal and professional fees in the first quarter of 2010 reflect more outside consultants engaged primarily in the preparation and filing of our financial reports. During the first quarter of 2009 the Company recorded a credit for stock option compensation in of $45,512 reflecting the forfeiture of unvested options for employees terminated in the first quarter of 2009.  No option grants were made in 2009 or in the first half of 2010. Additionally the Company did not benefit from a New York State tax credit and refunds as it did during the same third quarter 2009 – a total difference of 266,304.

During the first quarter 2009 the Company received $14,865 in amended state income tax refunds for the years 2005, 2006 and 2007. Upon receipt of these refunds the Company recorded the amount as a reduction to general and administrative expenses.

	For the nine months ended		Variance
	September 30,		increase
General and Administrative	2010	2009	(decrease)

Salaries & Benefits	$255,259	$63,880	$191,379
Consulting Services	48,238	47,574	664
Legal & professional fees	99,960	77,030	22,930
Depreciation & amortization of intangible assets	29,930	29,554	376
Insurance expense	3,251	14,629	(11,378)
Shareholder expense	9,594	16,261	(6,667)
State tax	1,262	(266,304)	267,566
All other	62,400	(11,244)	73,644
	$509,894	$(28,620)	$538,514

Other (Expense) Income
Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first nine months of 2010 amortization of this maturing debt discount was $87,084 as compared to $816,809 in the first nine months of 2009. During the fourth quarter of 2009, the Company issued $225,000 in Subordinated Secured Convertible Notes which resulted in first nine months of 2010 interest expense of $16,921.

	For the nine months ended		Variance
	September 30,		increase
Other (Expense) Income	2010	2009	(decrease)
Amortization of debt discount	$(87,084)	$(816,809)	$(729,725)
Interest on Senior convertible and promissory notes	(253,727)	(234,477)	19,250
Interest to 10% Subordinated Secured Convertible Notes	(16,921)	-	16,921
Amortization of financing costs	(33,103)	(135,405)	(102,302)
Interest paid on capital leases		(3,717)	(3,717)
Interest earned on cash	33	-	(33)
	$(390,802)	$(1,190,408)	$(799,606)

Net (loss) gain on derivative liability	$(26,133)	$533,376	$(559,509)
Gain on forgiveness of debt	$112,052	$84,213	$27,839

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first nine months of 2010 and 2009, respectively, the Company recognized a loss of $26,133 and a net gain of $533,376 relating to the changes in fair market value for these derivative liabilities.

During the first nine months of 2010 and 2009, the Company entered into agreements with certain vendors to settle liabilities that were outstanding as of prior periods for amounts less than the liability was recorded during those prior periods.   The most significant items of debt forgiveness during the first nine months of 2010, were the $45,235 recorded as part of the March 17, 2010 agreement between the Company and Technology Innovations, LLC (“TI”) that capped the fees payable under the TI consulting agreement to the 750,000 common shares granted to TI during the first quarter of 2010 (no future payments are required under that agreement) and the $54,691 forgiven by former employees.

The vendor concessions of $112,052 and $84,213 respectively have been treated as gains in the first nine months of 2010 and 2009, which is the period the related vendor agreements were reached.

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

Changes in Internal Control over Financial Reporting

An evaluation was performed under the supervision of the Company’s CEO, as required under Exchange Act Rule 13a-15(d) and 15d-15(d), of whether any change in the Company’s internal control over financial reporting occurred during the first nine months ended September 30, 2010. Based on that evaluation, the Company’s CEO concluded that no changes in our internal control over financial reporting occurred during the first nine months of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. No actions or probable settlement discussions between the parties have developed since the filing of this demand. During the quarter ending September 30, 2010, two former employees, one involved in the litigation, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation.

Other than as described above, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
 None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults upon Senior Securities.
Effective as of September 30, 2010 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until January 1, 2011 unless extended by the lenders in their discretion.

Effective as of October 22, 2010 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
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
$190,000 8% Senior Secured Promissory Note due January 31, 2010,
$136,375 8% Senior Secured Promissory Note due January 31, 2010,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,
$15,000 8% Senior Secured Promissory Note due June 30, 2009,
$25,000 16% Senior Secured Promissory Note due October 12, 2009, and
one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).

Also, effective as of  September 30, 2010 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

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
$34,750 16% Senior Secured Promissory Note due January 31, 2010
$40,000 16% Senior Secured Promissory Note due November 1, 2009.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until January 1, 2011, respectively.

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

Item 4. Removed and Reserved

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.82
Letter Agreement effective as of October 22, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).
**

10.83	Letter Agreement effective as of with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.85	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	**

10.86
8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.
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

NaturalNano, Inc.

Date:	November 15, 2010	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)