Form 10-K
period 2010-12-31
NaturalNano, Inc.
filed 2011-04-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2010
or
☐ Transitional Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

NATURALNANO, INC
Commission File No. 000-49901

Nevada	87-0646435
(State of incorporation)	(IRS Employer Identification Number)

11 Schoen Place, Sixth Floor Pittsford, New York 14534
(Address of principal executive office)

(585) 267-4848
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class
Common Stock (Par Value - $0.001)

Name of each exchange on which Registered
None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, defined in Rule 405 of the Securities Act
YES ☐    NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐    NO ☒
Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Act from their obligations under those Sections.

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
YES  ☐     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
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
142,487,845 shares at a market valued by reference to the closing price of such stock ($0.0077), as of June 30, 2010 was $1,097,156.

As of April 12, 2011, there were 238,616,477 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

NaturalNano, Inc.

PART I

Item 1.

Business

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. As of April 20, 2010 the consolidated financial statements reflect the acquisition of a 51% controlling interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of the Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of Business

NaturalNano, located in Pittsford, New York, is a development stage company engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

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

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2010 of $541,774 and had negative working capital of $6,053,111 and a stockholders' deficiency of $5,901,652 at December 31, 2010. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2010, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2010 Promissory Notes from Platinum and Longview during 2010 were $87,923 and $15,923, respectively.  The proceeds from the 2010 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  Longview has granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The Company’s management and Board of Directors continue to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has a fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees and were restricted to general working capital purposes only.  Effective March 15, 2011, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.

The Company has experienced recurring losses from operations since its inception and continues to have a working capital deficiency and limited opportunities for additional capital infusion.  The Company has experienced recurring defaults relating to the various provisions under its current debt obligations and continues to require forbearance, waivers and extensions relating to such provisions in the future. These negative financial conditions combined with delays experienced in product introduction and customer acceptance raises substantial doubt of the Company’s ability to continue as a going concern.

OTCBB delisting December 3, 2009

The Company received a OTCBB Delinquency Notification, dated November 24, 2009, from the Financial Industry Regulatory Authority (FINRA) indicating that the Company’s common stock will be removed from quotation on the OTC Bulletin Board, effective as of the opening of trading on December 3, 2009, as a result of three late filings (its Quarterly Report on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009) in a 24-month period. The Company was delinquent one day in filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which triggered the Notification. The Company decided not to formally appeal this decision by FINRA.

On December 14, 2010, the Company applied for and was granted reinstatement to the OTCBB by FINRA.

51% Acquisition of Combotexs, LLC

On April 20, 2010 the Company acquired a 51% interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that has had minimal revenue since its inception in October 2009 and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining. The acquisition of Combotexs provides the company with a short term source for revenue and cash flow, as well as a potential of incorporating nanotubes found in halloysite clay into Combotexs products.

In consideration for 51% of Combotexs, NaturalNano issued 20,000,000 shares of the Company’s common stock to WMS and in a contingent consideration arrangement, will grant up to 40,000,000 common stock warrants (based on future sales volumes). The grant of up to 40,000,000 each entitles WMS to purchase one share of the Company’s common stock. The first 20,000,000 warrants become exercisable at a price of $.05 on the first day that of the first month after the gross sales of Combotexs exceeds $1,000,000 in the aggregate, net of taxes. The second 10,000,000 warrants become exercisable at a price of $.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes. The warrants have a term of five years from and after the date on which they become exercisable and provide for cashless exercise.

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

The goodwill of $80,332 arising from the acquisition consists of future cash flow, utilization of nano technology within their products and future profits. 51% of the goodwill recognized is expected to be deductible for income tax purposes.

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
$87,837

The fair value of the 20,000,000 common shares issued as part of the consideration paid for Combotexs ($22,690) was determined by using an estimate of the enterprise value allocated to various instruments outstanding consistent with estimates used in valuing the derivative liability.

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

Because the contingent consideration will be settled in a variable number of shares and the variability is based on something other than the value of the Company’s shares, the contingent consideration has been classified as a liability.  The fair value of the liability will be evaluated on each reporting date with changes in fair value reported in the statement of operations.  As of December 31, 2010, there have been no material changes in the value of the instruments.

Noncontrolling interest was calculated based on the fact the fair value of consideration transferred equaled 51% ($44,797) of the total Combotexs entity value, therefore 49% or the noncontrolling interest is $43,040.

The fair value of the assets acquired was based on current market values. Inventory, fixed asset, and prepaid expense were purchased within a 90 day period of April 20, 2010. Likewise the accounts payables were expenses incurred within the same 90 day period prior to April 20, 2010

The results of operations of Combotexs are included in the accompanying financial statements for the period beginning on April 20, 2010. The revenue and earnings of the Company as if Combotexs had been acquired by the Company as of January 1, 2010 are represented in the table below.  Combotexs did not generate any revenue or earnings prior to January 1, 2010.

	Revenue	Earnings
4/20/2010 – 12/31/2010 (included in accompanying financial statements)	$200,990	$(19,827)
1/1/2010 – 4/19/2010	$6,922	$(7,320)
Proforma consolidated, as if transaction occurred on 1/1/2010	$318,837	$(539,379)

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

•	Nanoscale means measurements using one-billionth of a meter units.
•	Active ingredient loading refers to the process in which the lumen (inner opening and surfaces) of the halloysite clay are either filled with or adsorbed to an application specific chemical.
•	Application technologies refer to processes, treatments, or other innovations applied to a particular good or service for use by an end customer.
•	Composite is an engineered material composed of two or more components.

•	Compounder is a company that uses polymer extruders to mix plastic materials, including colorants and fillers.
•	Concentration relates to the amount of tubular material by weight or volume resident in the halloysite sample.
•	Extraction of halloysite nanotubes is comprised of separating the nanotube components out of a mixture of various mineral materials which are impurities from the mining of halloysite clay.
•	Elongation is the percent increase in length resulting from a force or stress on a material.
•	Elution attributes relate to the amount of time required for a given quantity of active ingredient to flow or desorbs from the nanotube.
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

•
Halloysite natural tubes (“HNT”) is a term that defines the materials found in halloysite clay that are tube shaped and can be measured in one-billionth of a meter units tubular quality and is mined throughout the world, for various commercial purposes also called Halloysite Natural Tubes.

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

Halloysite is a nanotubule mineral that occurs in nature in many kaolin clay deposits. This material is actively mined today, both in the USA and internationally and is used by the paper, cement and ceramics industries, among others. We intend to utilize these deposits, and other original sources, to economically obtain and refine nanotubes.

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

For the twelve months ending December 31, 2010 and 2009 we invested $0.4 million and $0.3 million, respectively, in support of our research and development programs. Since inception, December 22, 2004, the Company has invested $6.8 million in research and development related to the evaluation, design and development of the Pleximer products, nanomaterial based products and filled-tube products.

Nanocomposites

Today, most nanocomposites used in the plastics industry are made with “platy nanoclay” materials or nano-sized versions of traditional fillers that are challenging and expensive to process. Platy nanoclays, such as montmorillonite, contain layered two-dimensional sheets held together by an intermediary layer. These clay sheets must be exfoliated (chemically separated) to produce a nanoparticulate filler with uniform dispersion characteristics within a polymer matrix. Today’s platy nanoclay composite production processes require multiple processing steps including: surface treatments, incorporation of nanoclay into the polymer synthesis process, and additional extrusion steps before the final polymer extruder or molding, in order to achieve the uniform dispersion required for most polymer composite products. These multiple manufacturing processes lead to complexity, increased cost and dispersion quality challenges. Even with the manufacturing processes described above, today’s platy nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements.

NaturalNano’s Pleximer concentrates have been designed to respond to certain industrial and commercial needs.  These include strength increases without compromising ductility, aesthetic enhancements, flame retardant properties and other proprietary needs.

Filled Tube Products

NaturalNano’s halloysite natural tube (“HNT”) products involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite natural tubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product contains a material of interest within the tubes such as an antimicrobial compound to provide antimicrobial properties to the resulting polymer composite material. This would be valuable, for example, in the fabric industry for athletic wear. During 2008 we began the evaluation and testing on several application opportunities relating to filled-tube products in industries including household, personal care and agrichemicals. Our preferred strategy for filled-tube products would be the establishment of a joint development agreement with a field-of-use development partner. Such JDA agreements would include various product demonstration, validation and accreditation trials prior to market commercialization.

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

The filled-tube products will focus on the utilization of the tubular nature of the halloysite nanotubes, by filling or adsorbing the tubes with active agents for the polymer nanocomposites, household products, cosmetics, agriculture, and pharmaceutical industries. NaturalNano has  rights to patents covering usage of HNT and their unique hollow-tube structure that allows chemicals, additives or other materials to be added to the inside of the tubes, creating a slow or controlled release of the material. HNTs are a hollow tubular structure that is about 1 micron in length (1/1000 of a millimeter) with an average diameter of approximately 100 nanometers. Due to the unique chemistry and geometry of this material, HNTs may be used in an array of applications.

Combotexs

The Company designs, manufactures and sells custom designed error prevention/safety checklist boards.  Patient safety checklist boards encourage users to check off tasks as they complete their vital duties.  The boards improve communication, helps to reduce errors, improves productivity, promotes teamwork and promotes improved safety, The Company manufactures these boards primarily for use in hospitals and clinics.

Strategy

NaturalNano
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

On November 5, 2010, the Company and the NRL agreed to an amended commercialization plan to include cosmetics as a non-exclusive field of use and to extend the term to yearly renewable as long as we are shipping commercial products and paying their licensee fees.

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

Combotexs
The majority of the revenue from Combotexs is derived from its sale of products under the name WorldWide Medical.  The mission of the company is to reduce medical procedure risk by preventing errors and saving lives.  Its strategy to deliver on the mission is to offer tools to medical professionals to help them manage complex procedures and improve patient outcome.

The need for these products is profound as worldwide 500,000 people die each year due to preventable errors in hospital operating rooms according to the World Health Organization.  According to the Institute of Medicine, there are 98,000 preventable deaths in the U.S. each year.  The estimated cost of these errors is $27 billion.  In addition, 1/3 of Americans surveyed have suffered from a medical error.

The causes of these errors include:
•	Human error
•	Poor communication
•	Lack of teamwork
•	Missed steps in common procedures
•	Stress
•	Lack of situational awareness
•	Shift changes
•	Demographic differences

The core business of Combotexs consists of two products that address these errors.
(1)
A safety training program called LESSONS from the FLIGHTDECKTM which is based on the aviation principles of Crew Resource Management.  This program emphasizes team communication and the development and use of checklists.

(2)	Error prevention delivered through the use of the Company’s Error Prevention Safety Checklist/Sliderboards. These boards are ¼ inch acrylic with features that include:

•	Full customization with the customer determining procedural copy and sequence
•	Standard sizes up to 2’ by 3’ as well as custom sizes
•	Portrait and landscape modes
•	Manual sliders that move from red to green as you progress through the checklist process

Market Opportunities

NaturalNano
The Company believes its halloysite technologies can provide benefits across a variety of industry segments. Specific industries where management believes halloysite nanotubes may enhance products through controlled and extended release of active ingredients or through other treatments provided on the surfaces of the tubes include:
•	Cosmetics, health and beauty products
•	Household products
•	Polymers, plastics and composites.

Combotexs
The Company markets its Combotexs business to hospitals in the United States and Canada, ambulatory surgical centers, private practice physicians, dentists and oral surgeons.

Raw Materials and Processing

NaturalNano
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

Combotexs
The Combotexs safety checklist boards are currently outsourced to a third party with redundancy built into the supply network.  Typical turnaround time is 3-4 weeks from the time the order is placed.  The outsourced company handles the design of the checklist boards as well as the manufacturing of the board.  Combotexs staff handles the quality assurance and delivery of the completed boards.

Sales and Business Development

NaturalNano
For the halloysite business products division, the Company’s President is currently responsible for developing relationships with prospective customers and joint research and development partners. The Company does not maintain an in-house sales and business development team but has utilized consultants with chemical, manufacturing and engineering experience to assist with the design and commercialization of product and licensing revenues. Employees for such positions could be filled as in house position in the future, as cash flow and liquidity improvements allow.

The Company forecasts that operating revenues will be generated from the sale of: filled-tubes, Pleximer products and from unique sample formulations developed from business development opportunities. Our contract research and operations consultant receives numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this growing sample formulation and design program may result in future joint development opportunities. During 2010 the Company continued its program to provide small quantity samples to university researchers on a cost-free basis to encourage active research programs in the advancement of material science applications using halloysite based products.

During 2010 the Company continues to note interest in the Company’s recent findings in the use of halloysite nanotubes in the following area:
(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,
(b) commercial and household products using anti-bacterial controlled release products, and
(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes NaturalNano’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2010 the Company’s sales of HNT to Fiabila represented approximately 32% of total sales.  No other single customer represented more than 10% of the Company’s consolidated sales in 2010.

Fiabila made products using our technology are currently being sold at the largest retailers, including Target, Wal-Mart, CVS and Walgreen’s.

The Company’s relationship with Fiabila continues to represent an excellent long term revenue opportunity for us that utilize our HNT to provide nail polishes with increased durability and performance.  NaturalNano has a three year exclusive supply agreement and license with Fiabila for the use of HNT as a component in nail polish and nail-care products.

NaturalNano continues to do development work in our lab for other major billion dollar cosmetic companies for other related cosmetic products excluding nail polish.  These companies represent potential future revenue.

Combotexs
The sales strategy for Combotexs has three phases, the Compnay is currently in Phase 1.

Phase 1
Emphasize board sales to small to medium hospital groups, limited international focus (Canada only).  These sales will be delivered through direct sales, referrals, trade shows, email blasts and web development.  (The new website has been completed at www.checklistboards.com.)

Phase 2	Target existing clients to grow boards and introduce training while also expanding the market to include surgical centers.
Phase 3	Continue expansion into foreign markets while adding dental and private practice physicians.

Competition

NaturalNano
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

Larger companies that have nanotechnology business units or divisions that are working with nanotechnology, such as: Air Products and Chemicals, BASF, Dow, E.I. DuPont de Nemours & Company, and others; have substantial resources. They have the capability to produce nanomaterials for their own internal use as well as for sale on the open market. Numerous private firms, such as Applied Minerals (formerly Atlas Mining Company), may also be considered competitive in the general field of supplying nanoscale materials. The Company’s products will compete most directly with compounding companies marketing nanoclay concentrates.

Combotexs
Competition in the Combotexs business includes both do-it-yourself as well as paper and electronic medical recordkeeping.  The most common is the do-it-yourself market which represents our low cost competition.  Typically the medical facility will purchase a generic white board and then write out the specifics for each case.  These boards get messy and develop shadows over time.  A single person must re-write prior to each case, which is very time consuming and increases the likelihood of missed steps.

The Hospital System refers to the paper medical record or electronic medical record (“EMR”) methods.  When either paper or and electronic checklist are done by itself, there is no team discussion around the patient and their particulars.  The checklist board facilitates teamwork and improves communication while reducing errors because the entire procedural team must confirm each item on the checklist.  While direct integration with EMR is a product in development, several clients have stated that our product works alongside the EMR an is as beneficial as when there is a paper checklist.

Competition for the Combotexs business includes Davis International and Imagexpress.  Both produce a decidedly inferior product without the built in sliders we currently produce, and neither have medical industry experience to provide consultative sales processing, which we can do.  There are a few online companies which allow a customer to upload an image to have a “white board” custom produced, however they do not have the capability to manufacture sliders built into the boards.

Employees

As of December 31, 2010, the Company had 3 employees, of which 2 were full time.  All of the employees are located in Rochester.  Two of the employees focus their energies solely on the business development and production of the Combotexs business.  Due to the Company’s liquidity position described earlier, spending and staffing levels have been significantly reduced compared to prior reporting periods. Certain other staffing needs are met by part time independent contractors.

If our liquidity and cash positions improve, the Company will hire research staff in connection with the product development and commercialization of our products. There are no assurances that the Company’s liquidity and cash position will improve and allow hiring to be initiated in the near future. Our human resource needs have been filled through the use of experienced part-time consultants in various functional areas in lieu of hiring of full-time employees. All of our employees and consultants are required to signed confidentiality agreements and non-competition agreements, as appropriate.

Intellectual Property

NaturalNano owns or holds license to 20 issued or pending patents. An overview of the Company’s issued, pending and licensed patents are summarized below.

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules , issued on 9/16/08 and expires on 4/15/2024
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules , issued on 7/15/08 and expires on 1/25/2025
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Issued and pending patent applications developed internally cover the following processes and applications:

•	Issued #7,888,419 Polymeric Composite including Nanoparticle Filler, issued on 02/15/2011 and expires on 08/31/2026
•	Nanocomposite Master Batch Composition and Method of Manufacture
•	Nanocomposite Method of Manufacture
•	Polymeric Adhesive including Nano-particle Filler

•	Polymeric Coatings including Nano-particle Filler
•	Fire and Flame Retardant Polymer Composites
•	Nanoclay Filled Fluoro-polymer Dispersions and Method of Forming Same
•	Nanocomposite including Heat-treated Clay and Polymer
•	Low Polymer Halloysite Coatings

Issued patents and applications licensed on a partially-exclusive basis from the Naval Research Laboratories include the following processes and applications:

•	Patent #5,492,696 Controlled Release Microstructures, expires on 2/20/2013,
•	Patent #6,013,206 Process for Formulation of High Aspect Ratio Lipid Microtubules expires on 1/11/2017,
•	Patent #6,280,759 Method of Controlled Release and Controlled Release Microstructures expires on 8/28/2018,
•	Patent #6,913,828 Production of Hollow Metal Microcylinders from Lipids , expires on 7/5/2022,
•	Patent #6,936,215 Process for Control of Bilayer Numbers Leading to High Efficiency Production of Lipid Microtubules , expires on 8/30/2022
•	Patent #7,125,476 Methods and Devices for Microwave-attenuating Composite Materials , expires on 10/24/2023
•	Patent application No. 11/229,433 entitled Novel biodegradable biofouling control coating method of formulation
•	Patent Application No. 10/863,848 Waterborne coating containing microcylindrical conductors and non-conductive space filling latex polymers

Pending patent applications developed jointly with the Naval Research Labs under a Cooperative Research and Development Agreement (CRADA) include the following:

•	Cosmetic skincare applications employing mineral-derived tubules for controlled release
•	A method for treating agricultural crops using materials associated with tubular carriers

One patent licensed from Ambit Corporation is under a non-exclusive license agreement:

•	Patent # 6,885,845 Personal Communication Device Connectivity Arrangement , expires on 12/21/2014.

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

On November 5, 2010, the Company and the NRL agreed to an amended commercialization plan to include cosmetics as a non-exclusive field of use and to extend the term to renewable yearly as long as we are shipping commercial products and paying their licensee fees.  The Company plans to use these licenses to continue their commercial development plan related to their Halloysite products.  The license requires the first commercial sale of the royalty-bearing product by October 1, 2012.  Upon issuance of the license, a non-refundable fee of $5,000 was paid.  The royalties due on the net sales for each royalty-bearing product are 5%.  The royalty fees are accrued each year between January 1 and December 31 and they are required to be paid in full each May 1st of the following year.  In addition, an annual license fee of $5,000 is due on October 31, 2012 and each year thereafter that the license is in effect.  The license remains in effect but can be terminated by the Navy if the first commercial sale does not occur by October 1, 2012, along with several other provisions.  In conjunction with this new license agreement, the NRL forgave all past royalties (totaling $756,333) due which was reflected in our financial statements.  In November 2010, the accrued liability was reversed net of approximately $53,000 which had been recorded as prepaid expense and the net total amount relieved of $704,083 was recorded as a gain on forgiveness of debt.

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

Item 2.	Properties

During the third quarter of 2010, the business office for the Company was relocated to and is currently conducted from 800 square feet of office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2010 was $3,000. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

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

On December 8, 2010, NaturalNano and Cottrone Development, the current landlord at 832 Emerson Street, entered into an agreement to lower the rent to $2,000 per month for 12 months beginning March 1, 2011.  No other changes have been made to the lease, but the operating costs will be decreased by $16,800 for the 12 month period March 1, 2011 through February 28, 2012.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2010. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and responded to this demand on May 8, 2009. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

During the third quarter of 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

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

The Company’s common stock is listed on the OTC Bulletin Board under the symbol NNAN.  The Company’s common stock was listed on Pink Sheets as of November 24, 2009 until December 14, 2010 under the symbol NNAN.PK.

The high and low share prices for the Company’s common stock as reported on the exchanges identified above,  for each quarterly period since January 1, 2009 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2009

First quarter	$0.017	$0.003
Second quarter	0.030	0.002
Third quarter	0.030	0.010
Fourth quarter	0.090	0.012

For the year ended December 31, 2010

First quarter	$0.015	$0.010
Second quarter	0.015	0.005
Third quarter	0.007	0.003
Fourth quarter	0.009	0.001

The closing price of the Company’s common stock on April 12, 2011, as reported on the OTC Bulletin Board, was $0.002 per share. As of April 12, 2011 there were outstanding 238,616,477 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation
plans approved by	12,673,333	$0.21	800,000,000	*
security holders
Equity compensation
plans not approved by	279,534,651	$0.02	0
security holders
Total	292,207,984		800,000,000

*
These shares are issuable under the Company’s 2008, 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock awards or restricted stock units which vest based upon Board designation at the time of grant. 800,000,000 shares of Common Stock are reserved for preferred share conversion.

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

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2010 are as follows :
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

Recent Sales of Unregistered Securities

I     During the fourth quarter of 2010, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in interest payments on the outstanding notes:

October 15, 2010	4,790,400 shares in satisfaction of $23,952 in interest payments
November 17, 2010	7,500,000 shares in satisfaction of $37,500 in interest payments
December 16, 2010	7,500,000 shares in satisfaction of $37,500 in interest payments

During the first quarter of 2011, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in interest payments on the outstanding notes:

April 4, 2011	10,000,000 shares in satisfaction of $50,000 in interest payments

II    During the fourth quarter of 2010, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in principal payments on the outstanding notes.

November 16, 2010	1,500,000 shares in satisfaction of $7,500 in principal payments
November 26, 2010	6,500,000 shares in satisfaction of $32,500 in principal payments
December 16, 2010	7,500,000 shares in satisfaction of $40,000 in principal payments
December 30, 2010	10,000,000 shares in satisfaction of $50,000 in principal payments

During the first quarter of 2011, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in principal payments on the outstanding notes.

February 10, 2011	7,000,000 shares in satisfaction of $35,000 in principal payments

III     On March 17, 2011, we issued an aggregate of 3,750,000 shares of common stock to CROSBY, RUCKDASCHEL and RYAN, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with board services.  The issuance was made as a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

On April 7, 2011, we issued an aggregate of 4,500,000 shares of common stock to RODRIGUEZ, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with public relations services performed on our behalf.  The issuance was made as a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

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

General

During the year ended December 31, 2010 we were, and for 2011 we expect we will continue to be, a development stage company. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house and licensed from third parties. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2010 of $541,774 and had negative working capital of $6,053,111 and a stockholders' deficiency of $5,901,652 at December 31, 2010. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2010, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2010 Promissory Notes from Platinum and Longview during 2010 were $87,923 and $15,923, respectively.  The proceeds from the 2010 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011 and waived the application of the 16% default interest rate.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  Longview has granted waivers of default, extended the due dates to June 30, 2011 of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The Company’s management and Board of Directors continues to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP, an accredited investor. The 10% Convertible Note has fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees and were restricted for general working capital purposes only.  Effective March 15, 2011, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.

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

Comparison of Liquidity and Capital Resources
for the years ended December 31, 2010 and 2009

Operating activities
Net cash used in operating activities in the years ended December 31, 2010 and 2009 was $186,886 and $183,474, respectively. The net loss generated in 2010 was $1.0 million lower than the prior period reflecting the Company’s realization of the gain from writing off the accrued expenses related to the NRL License ($0.7 million) as well as further benefits resulting from the realignment of the business with the Combotexs acquisition.

Total non-cash adjustments to reconcile the net loss incurred to the cash used in operations aggregated $(210,539) in 2010 and $915,494 in 2009.  For the twelve months ended December 31, 2010 and 2009 the company recognized non-cash expenses of $128,862 and $1,225,079, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt and 10% subordinate debt.  The decrease in these non-cash items reflects lower amortization on debt discount on a year over year basis as a result of certain discounts becoming fully amortized and the extensions of the amortization periods on 2008 and 2009 notes. The Company recognized a net credit for stock option costs due to an increase in forfeitures and cancellations for previously granted unvested stock options as a result of employee turnover experienced in the first quarter of 2009.  There were no additional stock options vested, cancelled or granted in 2010. During 2010 and 2009, the Company reduced outstanding liabilities through negotiations with certain vendors, and the NRL resulting in a net gain on the forgiveness of debt of $816,401 and $86,245 in 2010 and 2009, respectively.

The reduction in the net loss for the year ended December 31, 2010 reflects increased year over year spending on salaries and benefits ($109,922), and marketing ($11,535) as compared to the prior twelve months, some related to the business combination with Combotexs. In 2009 we recognized a $74,050 gain related to the write off of expired and cancelled stock options.  There were no such stock option entries in 2010.  In addition, the $816,401 gain on forgiveness of debt offset much of the expenses.  As described above, the Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect that total spending in 2011 will be comparable to the 2010 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities
Net cash used in investing activities in the years ended December 31, 2010 and 2009 was $0 and $6,600, respectively. Our capital investments during 2009 were primarily related to our research and development efforts. No additional capital purchases were made in 2010.  No capital lease obligations remained outstanding as of December 31, 2010.

Financing Activities
Net cash provided from financing activities in the years ended December 31, 2010 and 2009 was $103,846 and $278,827, respectively. During 2009, the Company received additional funding in the amount of $256,126 in the form of the 8% 2009 promissory notes.  The Company repaid $110,414 on these borrowings in the third quarter of 2009.

On June 7, 2010 Combotexs LLC entered into an Unsecured Promissory Note with an unrelated party for $5,000. The Unsecured Promissory Note is due on October 7, 2010, payable in four monthly principal payments of $1,250, and bears interest at an annual rate of 5%. The Note along with interest has been paid in full.

On July 21, 2010, the Company borrowed a total of $23,846 with $20,000 from Platinum and $3,846 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on January 1, 2011.

On October 20, 2010, the Company borrowed a total of $20,000 with $16,923 from Platinum and $3,077 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on January 1, 2011.

On November 12, 2010, the Company borrowed a total of $60,000 with $51,000 from Platinum and $9,000 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on January 1, 2011.

During 2010, the Company issued 26,000,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $130,000 of coverted Longview Special Finance debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During 2010, the Company issued 38,761,600 shares of common stock to Platinum in payment of $193,808 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

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

During the year ended December 31, 2010 and 2009, we made capital lease payments of $0 and $62,536, respectively.

Results of Statement of Operations
For the years ended December 31, 2010 and 2009

Revenue and Gross Profit

During the twelve months ended December 31, 2010 and 2009, the Company recorded $311,915 and $81,045, respectively in revenue for medical checklist boards, samples, products and funded development. $201,556 of the total increase in revenue of $230,870 since 2009 resulted from the sales of medical checklist boards and other items generated through the acquisition of Combotexs in April 2010.  Gross margin realized in 2010 was 43% compared to 69% in 2009.  The Company expects that it may experience significant variations in gross margins as it continues to market and develop new products and applications in the future.

	For the year ended		Variance
	December 31,		increase
Revenue, Cost of Goods, and Gross Profit	2010	2009	(decrease)
Halloysite based products, revenue	110,359	81,045	29,314
Combotexs, revenue	201,556	-	201,556
	311,915	81,045	230,870

Halloysite based products, cost of goods	36,131	25,375	10,756
Combotexs, cost of goods	140,952	-	140,952
Consolidated Gross Margin	$134,832	$55,670	$79,162
	43%	69%

Operating Expenses

Total research and development expenses increased by $22,848 to $369,978 in the year ended year ended December 31, 2010. This increase is attributable to the impact of the forfeiture of unvested stock options for employees terminated in the first quarter of 2009 which resulted in a credit of $28,538 for 2009.  No such event took place in 2010.  The Company spent $39,278 less on patent maintenance filings in 2010 than 2009 due to cash flow constraints, while recording an additional $51,667 in obligations related to the Navy license which were later forgiven during the renegotiation of the license terms.  The rent and utilities expense for the Emerson Street laboratory decreased by $21,919 in 2010 as a result of a reduction in the monthly rent coupled with a concerted effort to reduce unnecessary utility costs.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2010	2009	(decrease)
Patent Costs	17,336	56,614	(39,278)
Navy License Obligations	169,000	117,333	51,667
Stock Option Compensation	-	(28,538)	28,538
Consulting Services	23,371	18,368	5,003
Rents & Utilities	34,830	56,749	(21,919)
Salaries & Benefits	5,653	-	5,653
Depreciation	113,979	114,044	(65)
All other	5,809	12,560	(6,751)
	$369,978	$347,130	$22,848

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2011 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total general and administrative expense for the year ended December 31, 2010 was $648,523 as compared to $245,504 for the year ended December 31, 2009.  During 2009, the Company received $253,000 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2008 operating period. The Company recorded these tax rebates as a reduction to general and administrative expenses upon receipt.  No QETC rebate was received in 2010.  No QETC rebate for 2009 was received during 2010 as the 2009 return was still being audited.  On March 28, 2011, the Company was notified that the 2009 QETC audit was complete and that a rebate check for $60,073 would be issued in April 2011.  All such amounts are recorded as a reduction in general and administrative expenses in the period they are received.  Salaries and benefits costs increased in 2010 with the acquisition of Combotexs in April 2010 and with the recording of the valuation of the warrants granted to the Company’s CEO ($83,700).  In 2009, the Company recognized a $45,512 gain related to the expiration or cancellation of options for employees who resigned in the first quarter of 2009.  No gain or additional expense was incurred in 2010 for stock options.  Consulting services decreased by $63,281 in 2010 as a result of a reduction in the need for administrative support.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2010	2009	(decrease)
Salary & Benefits	$300,498	$196,229	$104,269
Legal and Professional Fees	129,960	100,303	29,657
Stock Option Compensation	-	(45,512)	45,512
Consulting Services	75,561	138,842	(63,281)
Insurance	4,373	15,735	(11,362)
Shareholder and Board	27,770	29,958	(2,188)
Travel and Entertainment	20,067	10,652	9,415
All other	89,032	66,352	22,680
State Tax Fees and Rebates (net)	1,262	(267,054)	268,316
	$648,523	$245,505	$403,018

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for general and administrative expenses will continue to be controlled in 2011, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other income for the year ended December 31, 2010 was $341,894 as compared to other expense of $970,226 for the year ended December 31, 2009. Other income was primarily derived from the $816,401 gain on the forgiveness of debt as a result of the settlement of various accounts payable that were outstanding for amounts less than the liability that had been recorded on at the time the expense was incurred.  Other expense in 2009 consisted primarily of interest expense and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

Interest expense includes the amortization of the debt discount, the interest on the senior and subordinated debt obligations and the amortization of related financing costs.

Interest was earned on cash balances held at certain financial institutions during 2010 and 2009.  The decrease in interest income earned in 2010 reflects the decline in cash on-hand during the current year.

	For the year ended		Variance
	December 31,		increase
Other Income (expense)	2010	2009	(decrease)
Amortization of debt discount	$(89,785)	$(1,042,211)	$(952,426)
Interest on 8% senior secured debt and notes and 10% promissory notes	(358,105)	(328,884)	29,221
Amortization of financing costs	(39,077)	(182,868)	(143,791)
Interest on capital leases	-	(3,476)	(3,476)
Interest earned on cash	33	189	156
	$(486,934)	$(1,557,250)	$(1,070,316)

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. The impact of the adoption of this accounting guidance as of January 1, 2009 was a decrease in Additional Paid in Capital of $501,018 and an increase in Accumulated Deficit of $71,761. During the twelve months ended December 31, 2010 and 2009, the Company recognized $7,936 and $500,779 respectively in net gains relating to the changes in fair market value for these derivative liabilities.

Creditor Concessions

During the year December 31, 2010, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $816,850 were satisfied for revised payment terms of $551, resulting in a gain on forgiveness of debt of $816,401. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2010 or 2009.

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

Business Combinations
During 2010, the Company adopted the accounting guidance for business combinations and non-controlling interests. The guidance on business combinations requires the Company to account for business combinations at fair value.  The fair value of the consideration paid, including the fair value of contingent consideration and the non-controlling interest, is determined at the date of acquisition.  Assets acquired and liabilities assumed are also recorded at their fair values at the date of acquisition. The excess of the consideration paid over the estimated fair values of net assets acquired is recorded as goodwill. Goodwill is not amortized, but alternatively, tested annually for impairment.  If the carrying value of the reporting unit exceeds the fair value, an impairment of goodwill would be recorded.  If actual consideration paid under contingent consideration arrangements varies from liabilities recorded at the date initial estimates are made, differences will be reflected in the statement of operations.  Under certain circumstances, when contingent consideration related to contingent equity instruments is considered to be treated as a liability rather than equity, the fair value of the liability will be evaluated at each reporting date with changes in fair value being reported in the statement of operations.  This is the case when the contingent consideration will be settled in a variable number of shares and the variability is based on something other than the value of the Company’s shares, the contingent consideration has been classified as a liability.  The application of business combination and impairment accounting requires the use of significant estimates and assumptions.  All acquisition costs related to a business combination are expensed as incurred.

Revenue Recognition
The Company has earned nominal operating revenue since inception (December 22, 2004). This revenue was generated from funded development and the delivery of Pleximer, sample products specifically formulated for customer applications and error prevention safety checklist boards and as such has been reported as operating revenue for financial reporting purposes. The Company earns and recognizes such revenue to the extent such development activities are completed or when the shipment of the products has occurred and when no further performance obligation exists.

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

As of the years ended December 31, 2010 and 2009, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740. In addition, as of December 31, 2009 the Company has recorded a deferred tax liability of $11,805, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2007 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability was decreased with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature was amortized over the term of the Notes and is $0 as of December 31, 2010.

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

The Company’s policy for equity instruments issued to consultants and vendors in exchange for goods and services as follows:  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which the commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is based on the fair value of the services or the award, whichever is more readily determinable and is recognized over the term of the consulting agreement.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2010 and considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2010, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2010. To the best of his knowledge, our Chief Executive Officer believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our Chief Executive Officer has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, this officer used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2010:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  During the fourth quarter of 2008 and the first half of 2009 the Company experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2009 and December 31, 2010 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2009 and December 31, 2010 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As a result of resignations during the first quarter of 2009, throughout the majority of 2010 the Company had only one member on its Board of Directors.  This Board member is also the Company’s Chief Executive Officer and President and reports directly to the Company’s debt holders. The Chief Executive Officer was the only administrative employee of the company and his responsibilities during 2010 included all financial, treasury, asset, debt and equity functions. Additionally, the Company does not have an independent audit committee since the resignation of the Audit Committee Chairman in December 2008.  In November 2010, there were three independent members of the board of directors elected.  These board members reviewed and approved the 2010 10-K, however, they were not active in the day to day operations of the company.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2010 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *
Howard Crosby	48	Director	11/09/10
Alexander Ruckdäschel	38	Director	11/09/10
John P. Ryan	58	Director	11/09/10
James Wemett	62	President and Director	02/16/09

* All Board members are elected to serve until the Company’s next meeting of shareholders.

John P. Ryan Mr. Ryan is currently the Chief Executive Officer of Senetek PLC and has been in that position since March 10, 2010.  Mr Ryan has been President of Fontana Capital Corporation, a closely held consulting company for the last ten years as well as an Officer and/or Director of a number of public companies including High Plains Uranium, Inc., U.S. Silver Corporation, and Gold Crest Mines, Inc.  He is a graduate of the University of Idaho with an engineering degree in mining and he also holds a law degree from Boston College.

Howard Crosby Mr. Crosby is currently the President of Senetek PLC and has held that position since March 10, 2010.  Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company, for more than twenty years.  He is also an officer and a director of a number of public companies including High Plains Uranium, Inc., White Mountain Titanium Corporation, and Cadence Resources Corporation.

Alexander Ruckdäschel Mr. Ruckdäschel is a venture capitalist who serves on the board of directors of several small cap companies.  Mr. Ruckdäschel is a co-founder of Blue Rock-AG, a Swiss-based investment manager.  From 2002 to 2006 he was a Fund Advisor at DAC-FONDS, a Euorpean Investment company specializing in clean tech and small-cap equities worldwide.  Since 2003, Mr. Ruckdäschel has served as an investment advisor to Nanostart AG.  Founded in 2003, Nanostart quickly became the leading European venture investment firm in the area of nanotechnology.  Prior to 2003, Mr. Ruckdäschel was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor.

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

Code of Ethics

The Company has adopted a Code of Ethics for the Senior Executive Officer that is applicable to our principal executive officer and can be viewed on our website www.naturalnano.com .

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Wemett President	2010	150,000	0	0	83,700	0	0	0	$233,700
James Wemett President	2009	153,688	0	0	0	0	0	0	$153,688

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

On May 15, 2010, Mr. Jim Wemett, the Company’s CEO, was awarded 12 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.02 per warrant share.  The warrants expire May 15, 2015 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $83,700.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.2% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on March 7, 2010 was $0.008 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

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

Outstanding Equity Awards at December 31, 2010

The following tables summarize information concerning outstanding equity awards held by the named executive officers at December 31, 2010.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Unexercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	12,000,000	None	$0.02	05/15/2015

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	50,000	None	$0.24	07/23/2012

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2010.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Prior to their resignations in the first quarter of 2009, the Company had employment agreements with Cathy A. Fleischer, President and Chief Technology Officer, and Kent A. Tapper, Chief Financial Officer, Secretary and Treasurer. Both of these Employment Agreements contained the terms covering such matters as vacation time and reimbursement of expenses.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $10,000 for services provided in 2010.   The three most recent members elected to our board in November will earn compensation beginning in 2011.  The three independent directors will each receive 1,000,000 shares of restricted common stock for joining the board and then earn 1,000,000 shares of restricted common stock each, vesting 250,000 at the end of each quarter of 2011 (March 31, June 30, September 30 and December 31), for serving as a board member.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings.

The following table shows compensation earned for the fiscal year ended December 31, 2010 for our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)		Total ($)
Wemett, James	$10,000	$	none	$10,000

(1) Certain columnar information required by Item 402(f)(2) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 12, 2011 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 11 Schoen Place, Sixth Floor, Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after April 12, 2011. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3) (4)	16,068,700	6.3%
Howard Crosby Director	1,250,000	0.5%
Alexander Ruckdäschel Director	1,250,000	0.5%
John P. Ryan Director	1,250,000	0.5%
All Directors and Executive Officers as a group (4 persons) (3) (4)	19,818,700	7.7%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

2)
Applicable percentage of ownership is based on 238,616,477 shares outstanding on April 12, 2011 together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.

3)
Includes (i) currently exercisable options to purchase 50,000 shares of common stock at $0.24 per share (ii) 518,700 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership (iii) 12,000,000 warrants to purchase shares of common stock at $0.02 per share and (iv) currently exerciseable options to purchase 2,500,000 shares of common stock at $0.01 per share.

4)	Includes currently exercisable options to purchase 1,000,000 shares of common stock at $0.05 per share held by Technology Innovations, LLC (“TI”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During 2010, the Company issued 26,000,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $130,000 of coverted Longview Special Finance debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During 2010, the Company issued 38,761,600 shares of common stock to Platinum in payment of $193,808 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

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

2009 Promissory Notes

During 2009, the Company entered into various 8% and 16% Senior Secured Promissory Notes aggregating $181,376 and $74,750, respectively with Platinum and Longview. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The 2009 Promissory Notes contain a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2011.

Waivers of Default and Forbearance Agreements

On April 4, 2011 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC and Longview Special Finance Inc. (collectively referred to as “the Lenders “ ) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2011 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors) and until June 30, 2011 (for the debt outstanding from Longview Special Finance), unless extended by the lenders in their discretion.

On April 4, 2011 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
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
$136,375 8% Senior Secured Promissory Note due January 31, 2010,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,
$15,000 8% Senior Secured Promissory Note due June 30, 2009,
$25,000 16% Senior Secured Promissory Note due October 12, 2009,
$20,000 8% Senior Secured Promissory Note due January 1, 2011,
$16,923 8% Senior Secured Promissory Note due January 15, 2011, and
$51,000 8% Senior Secured Promissory Note due January 15, 2011.

On April 4, 2011 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

On April 5, 2011 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. due to the Company’s default on various terms and conditions under the following borrowing agreements:
$500,000 8% Senior Secured Notes due March 6, 2009,
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 Senior Secured Promissory Note due January 31, 2010,
$25,500 Senior Secured Promissory Note due January 31, 2010,
$40,000 16% Senior Secured Promissory Note due November 1, 2009,
$3,846 Senior Secured Promissory Note due January 1, 2011,
$3,077 Senior Secured Promissory Note due January 15, 2011, and
$9,000 Senior Secured Promissory Note due January 15, 2011.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Platinum Advisors agreed to forbear from demanding payments defined in these agreements until June 30, 2011.  Longview Special Finance agreed to forbear from demanding payments defined in these agreements until June 30, 2011.

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

In April 2010, Longview elected to convert 20,000 shares of their Series B into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

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

On August 6, 2008 in connection with the satisfaction of the Line of Credit Agreement, the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  Based on the terms of the warrant conversion agreement TI has the right to purchase up to 32,342,884 shares at an exercise price of $0.06 per share as of December 31, 2010 assuming all other potentially dilutive instruments are also exercised.  This warrant expired unexercised at 5:30 P.M. on February 11, 2011.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. As of December 31, 2009, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as accrued expense related to the obligation to issue the remaining shares.  In March of 2010, TI was issued 750,000 shares of common stock valued at $9,000 under the 2009 Incentive Stock Plan.  The remaining $45,700 was realized as a gain on forgiveness of debt.

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

Our board has determined that each of Messrs. Crosby, Ruckdäschel and Ryan is an “independent director.”

Item 14.	Principal Accountant Fees and Services

On April 24, 2008, we engaged Freed Maxick & Battaglia, CPAs, PC as our independent registered public accounting firm for the years ending December 31, 2008, 2009 and 2010.

The aggregate fees billed or expected to be billed by for services performed for the years ended December 31, 2010 and 2009 are as follows:

	2010		2009

Audit Fees: Freed Maxick & Battaglia CPAs, PC		$51,000		$66,900

Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2010 and 2009 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q and 10-QSB.

AUDIT RELATED FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide any other services during the last three fiscal years other than reported above.

TAX FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide tax compliance, tax advice or tax planning services during the last three fiscal years.

ALL OTHER FEES

The Company did not engage Freed Maxick & Battaglia CPAs, PC to provide any other services during the last three fiscal years other than reported above.

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
		(79)
10.68	Letter Agreement, dated November 30, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(86)
10.69	Letter Agreement, dated March 20, 2010 with Cape One Financial LP regarding their forbearance with respect to the $225,000 10% Subordinated Secured Promissory Note.	(87)
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
		(88)
10.71	Consent Agreement, dated November 30, 2009, by and between Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc.(“Senior Creditors”) and NaturalNano, Inc. (“Company’) regarding the Senior Creditors’ consent to the issuance by the Company of a subordinate convertible promissory note in the aggregate principal amount of $225,000 (the “Junior Note”), convertible (subject to adjustment) at a conversion price of $.005 per share of Common Stock of the Company.	(89)
10.72	Settlement dated March 17, 2010 from Technology Innovations, LLC in favor of NaturalNano, Inc.	(90)
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
		(91)
10.76	Letter Agreement effective as of June 30, 2010 with Pla Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(92)
10.77	8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $3,846.15 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(93)
10.78	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(94)
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
		(95)
10.80	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $16,293 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(96)
10.81	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $3,077 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(97)
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
		(98)

10.83	Letter Agreement effective as of October 22, 2010 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(99)
10.85	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(100)
10.86	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(101)
10.87	Letter Agreement effective as of March 15, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	**
10.88	Letter Agreement effective as of March 15, 2011 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.89
Letter Agreement effective as of April 4, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $158,884 (together the “Notes”).
		**
10.90
Letter Agreement effective as of April 5, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009 and one or more secured bridge notes in the current principal amount of $15,923 (together the “Notes”).
		**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick & Battaglia CPAs, PC	**
31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed+
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.
2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007

19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008
55.	Incorporated by reference to Exhibit 4.19 to Quarterly Report on Form 10-Q filed November 19, 2008
56.	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed October 15, 2009
57.	Incorporated by reference to Exhibit 10.42 to Quarterly Report on Form 10-Q filed September 14, 2009
58.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed April 21, 2009
59.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed May 13, 2009
60.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed June 19, 2009
61.	Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed June 19, 2009
62.	Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed June 19, 2009
63.	Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed June 19, 2009
64.	Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed June 19, 2009
65.	Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed September 15, 2009
66.	Incorporated by reference to Exhibit 10.54 to Quarterly Report on Form 10-Q filed September 15, 2009
67.	Incorporated by reference to Exhibit 10.55 to Quarterly Report on Form 10-Q filed September 15, 2009
68.	Incorporated by reference to Exhibit 10.56 to Quarterly Report on Form 10-Q filed September 15, 2009
69.	Incorporated by reference to Exhibit 10.57 to Quarterly Report on Form 10-Q filed September 15, 2009
70.	Incorporated by reference to Exhibit 4.21 to Current Report on Form 8-K filed October 2, 2009
71.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 23, 2009
72.	Incorporated by reference to Exhibit 10.58 to Quarterly Report on Form 10-Q filed November 24, 2009
73.	Incorporated by reference to Exhibit 10.59 to Quarterly Report on Form 10-Q filed November 24, 2009
74.	Incorporated by reference to Exhibit 10.60 to Quarterly Report on Form 10-Q filed November 24, 2009
75.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2009
76.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2009
77.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 12, 2009
78.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 12, 2009
79.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 12, 2009
80.	Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed April 15, 2009
81.	Incorporated by reference to Exhibit 10.44 to Annual Report on From 10-K filed April 15, 2009
82.	Incorporated by reference to Exhibit 10.45 to Annual Report on From 10-K filed April 15, 2009

83.	Incorporated by reference to Exhibit 3.(II) to Quarterly Report on Form 10-Q filed on November 14, 2008
84.	Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on November 14, 2008
85.	Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on November 14, 2008
86.	Incorporated by reference to Exhibit 10.68 to Annual Report on Form 10-K filed April 9, 2010
87.	Incorporated by reference to Exhibit 10.69 to Annual Report on Form 10-K filed April 9, 2010
88.	Incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed April 9, 2010
89.	Incorporated by reference to Exhibit 10.71 to Annual Report on Form 10-K filed April 9, 2010
90.	Incorporated by reference to Exhibit 10.72 to Quarterly Report on Form 10-Q filed on May 17, 2010
91.	Incorporated by reference to Exhibit 10.75 to Quarterly Report on Form 10-Q filed on August 23, 2010
92.	Incorporated by reference to Exhibit 10.76 to Quarterly Report on Form 10-Q filed on August 23, 2010
93.	Incorporated by reference to Exhibit 10.77 to Quarterly Report on Form 10-Q filed on August 23, 2010
94.	Incorporated by reference to Exhibit 10.78 to Quarterly Report on Form 10-Q filed on August 23, 2010
95.	Incorporated by reference to Exhibit 10.79 to Quarterly Report on Form 10-Q filed on August 23, 2010
96.	Incorporated by reference to Exhibit 10.80 to Current Report on Form 8-K filed October 21, 2010
97.	Incorporated by reference to Exhibit 10.81 to Current Report on Form 8-K filed October 21, 2010
98.	Incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q filed on November 15, 2010
99.	Incorporated by reference to Exhibit 10.83 to Quarterly Report on Form 10-Q filed on November 15, 2010
100.	Incorporated by reference to Exhibit 10.85 to Quarterly Report on Form 10-Q filed on November 15, 2010
101.	Incorporated by reference to Exhibit 10.86 to Quarterly Report on Form 10-Q filed on November 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 15, 2011
James Wemett	(Principal Executive Officer)
and

Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, that this report be signed by the Company’s principal executive officer(s), principal financial officer(s), controller or principal account officer and at least a majority of the members of the Company’s Board of Directors, this report has been signed below, by the following persons, on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Wemett	President and Director	April 15, 2011
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

Signature	Title	Date

/s/ John P. Ryan	Director	April 15, 2011
John P. Ryan

Signature	Title	Date

/s/ Howard Crosby	Director	April 15, 2011
Howard Crosby

Signature	Title	Date

/s/ Alexander Ruckdäschel	Director	April 15, 2011
Alexander Ruckdäschel

NATURALNANO, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NaturalNano, Inc

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiaries (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the cumulative period from inception (December 22, 2004)  through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (December 22, 2004) through December 31, 2010 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise that has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, has experienced recurring defaults related to various provisions of debt instruments, and will be dependent on extending the terms of its existing financing and obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed, Maxick & Battaglia, CPAs, PC

Buffalo, New York

April 15, 2011

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash	$6,861	$89,901
Accounts Receivable	13,694	-
Inventory	16,738	15,467
Prepaid expenses, and other current assets	16,412	233,589
Total current assets	53,705	338,957

Property and equipment, net	145,177	296,262
Goodwill	80,332	-
Deferred financing costs, net	3,815	42,892
Total non-current assets	229,324	339,154
Total Assets	$283,029	$678,111
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes, net of $0 and $78,981 discount, respectively	$3,604,000	$3,655,019
Senior secured promissory notes	249,557	145,711
Subordinated secured convertible note, net of discount of $1,799	223,201	-
Accounts payable	507,556	478,227
Accrued expenses	103,368	105,053
Accrued interest	582,559	437,064
Accrued payroll	620,907	499,589
Patent license obligation-current	-	756,333
Deferred revenue	72,270	70,000
Registration rights liability	82,489	82,489
Derivative liability	60,909	70,000
Total current liabilities	6,106,816	6,299,485

Deferred tax liability	-	11,805
Derivative liability	15,758	14,603
10% Subordinated secured convertible note, net of $12,603 discount	-	212,397
Contingent consideration related to business combination	22,107	-
Other long term liabilities	40,000	46,000
Total Liabilities	6,184,681	6,584,290
Commitments and contingencies ( See Note 12)
Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 730,000 and 750,000 respectively with an aggregate liquidation preference of $1,460 and $1,500 respectively	730	750
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 207,366,477 and 98,882,045, respectively	207,366	98,882
Additional paid in capital	19,028,358	18,633,561
Noncontrolling interest in subsidiary	33,325	-
Deficit accumulated in development stage	(25,175,681)	(24,643,622)
Total stockholders' deficiency	(5,901,652)	(5,906,179)
Total liabilities and stockholders' deficiency	$283,029	$678,111

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended		From inception:
	December 31,		December 22, 2004
	2010	2009	to December 31, 2010
Income:
Revenue	$311,915	$81,045	$695,554
Cost of goods sold	177,082	25,375	291,013
Gross profit	134,833	55,670	404,541
Operating expenses:
Research and development	369,978	347,130	6,838,097
General and administrative	648,523	245,504	10,273,243
Loss on asset impairments	-	-	573,910
Write down of prepaid inventory	-	-	249,650
	1,018,501	592,634	17,934,900

Loss from Operations	(883,668)	(536,964)	(17,530,359)

Other income (expense):
Interest expense, net	(486,933)	(1,557,250)	(6,225,239)
Net gain on derivative liability	7,936	500,779	508,715
Gain on forgiveness of debt	816,401	86,245	902,646
Gain on disposal of asset	4,490	-	4,490
Income from cooperative research project	-	-	180,000
Gain on warrant	-	-	326,250
Financing fees	-	-	(3,280,228)
	341,894	(970,226)	(7,583,366)
Consolidated Net loss	$(541,774)	$(1,507,190)	$(25,113,725)
Consolidated net loss attributable to non-controlling interest in subsidiary	9,715	-	9,715
Consolidated net loss attributable to the controlling interest	$(532,059)	$(1,507,190)	$(25,104,010)

Loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	141,496,809	73,222,731

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Deficit
					Additional	Accumulated	Non-controlling	Stockholders’
	Common Stock		Preferred Stock		Paid-in	in Development	Interest	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	in Subsidiary	(Deficiency)
December 22, 2004 (inception)
20,000,000 shares issued for cash @ $.005 per share	20,000,000	$20,000			$80,000	$-		$100,000
Net loss from inception to 12/31/04						(7,336)		(7,336)
Balance at December 31, 2004	20,000,000	$20,000			$80,000	$(7,336)		$92,664
Warrant issued for 4,500,000 shares of common stock for services					273,442			273,442
Vesting of stock options granted					270,082			270,082
Shares issued pursuant to convertible bridge notes on 11/29/05	20,939,200	20,939			4,135,061			4,156,000
Recapitalization on 11/29/05	79,820,840	79,821			(79,821)			-
Net loss for the year ended 12/31/05						(2,666,382)		(2,666,382)
Balance at December 31, 2005	120,760,040	$120,760			$4,678,764	$(2,673,718)		$2,125,806
Grant of common stock in exchange for license @ $1.45 per share	200,000	200			289,800			290,000
Grant of common stock as settlement of liability @ $1.45 per share	60,600	61			87,809			87,870
Grant of common stock as settlement of liability @ $1.52 per share	54,100	54			82,178			82,232
Common stock returned and cancelled @ $0.42 per share	(200,000)	(200)			(83,800)			(84,000)
Vesting of stock options granted					2,970,959			2,970,959
Warrants issued:
4,770,000 shares at exercise prices from $0.75 to $1.30 per share					3,006,786			3,006,786
200,000 shares at $0.28 per share					32,460			32,460
Exercise of stock options @ $.05 per share	826,000	826			40,474			41,300
Net loss for the year ended 12/31/06						(8,862,917)		(8,862,917)
Balance at December 31, 2006	121,700,740	$121,701			$11,105,430	$(11,536,635)		$(309,504)
Allocation of note proceeds to warrants					3,213,600			3,213,600
Fair market value of warrant issued to purchase:
2,947,162 shares with an exercise price of $0.22 price per share in partial payment of offering costs					501,018			501,018
240,741 shares at $0.26 per share for services					50,767			50,767
Vesting of stock options granted					912,006			912,006
Grant of common stock for services @:
$0.36 per share	160,000	160			57,440			57,600
$0.10 per share	340,000	340			33,660			34,000
Exercise of stock options @ $.05 per share	680,000	680			33,320			34,000
Net loss for the year ended 12/31/07						(5,860,640)		(5,860,640)
Balance at December 31, 2007	122,880,740	$122,881			$15,907,241	$(17,397,275)		$(1,367,153)

Vesting of stock options granted					840,464			840,464
Beneficial conversion feature of debt					324,811			324,811
Grant of common stock for services @:
$0.10 per share	360,000	360			35,640			36,000
$0.06 per share	162,000	162			10,008			10,170
$0.05 per share	480,000	480			23,520			24,000
$0.04 per share	734,286	734			27,903			28,637
$0.03 per share	2,685,715	2,686			83,885			86,571
$0.02 per share	200,000	200			3,800			4,000
Fair market value of warrant issued as interest					6,490			6,490
Issuance of common stock as interest payment:
$0.05 per share	6,607,493	6,607			339,900			346,507
Redemption of common stock	(69,303,189)	(69,303)			68,303			(1,000)
Gain on extinguishment of debt by shareholder					1,029,600			1,029,600
Issuance of Series B Preferred stock			750,000	750	(750)			-
Issuance of Series C Preferred stock			4,250,000	4,250	(4,250)			-
Shares issued on debt conversion	2,200,000	2,200			8,800			11,000
Net loss for the year ended 12/31/08						(5,667,486)		(5,667,486)
Balance at December 31, 2008	67,007,045	$67,007	5,000,000	$5,000	$18,705,365	$(23,064,761)		$(4,287,389)
Cumulative effect of adoption of accounting for					(501,108)	(71,671)		(572,779)
instruments indexed to common stock as of 1/1/09
Vesting of stock options granted					(74,050)			(74,050)
Grant of common stock for services @:
$0.01 per share	8,475,000	8,475			67,970			76,445
$0.02 per share	4,500,000	4,500			76,500			81,000
$0.03 per share	400,000	400			12,600			13,000
Shares issued on debt conversion	15,500,000	15,500			62,000			77,500
Issuance of common stock as interest payment:
$0.05 per share	3,000,000	3,000			12,000			15,000
Allocation of note proceeds to discount					272,284			272,284
Net loss for the year ended 12/31/09						(1,507,190)		(1,507,190)
Balance at December 31, 2009	98,882,045	$98,882	5,000,000	$5,000	$18,633,561	$(24,643,622)		$(5,906,179)
Beneficial conversion feature of debt					11,805			11,805
Grant of common stock for services @:
$0.001 to $.005 per share	16,122,832	16,123			18,527			34,650
$0.006 per share	3,250,000	3,250			7,500			10,750
$0.012 to $0.013 per share	1,000,000	1,000			11,559			12,559
$0.022 per share	150,000	150			3,150			3,300
Issuance of common stock as interest payment $ 0.05 per share	38,761,600	38,761			155,046			193,807
Warrant issued for services					83,700			83,700
Issuance of common stock and warrants for business combination	20,000,000	20,000			2,690		43,040	65,730
Series B preferred shares converted to common	3,200,000	3,200	(2,000)	(20)	(3,180)			-
Shares issued on debt conversion	26,000,000	26,000			104,000			130,000
Net loss for the year ended 12/31/10						(532,059)	(9,715)	(541,774)
Balance at December 31, 2010	207,366,477	$207,366	4,998,000	$4,980	$19,028,358	$(25,175,681)	$33,325	$(5,901,652)

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception:
	Years ended		December 22, 2004
	December 31		to December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss attributable to controlling interest	$(532,059)	$(1,507,190)	$(25,104,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,885	153,441	824,612
Amortization of discount on convertible notes	89,785	1,042,211	3,954,601
Amortization of deferred financing costs	39,077	182,868	870,652
Vesting of stock options	-	(74,050)	4,919,461
Non-cash gain on forgiveness of debt	(816,401)	(86,245)	(902,646)
Fair value adjustment of derivative liabilities	(7,936)	(488,176)	(496,112)
Issuance of stock for services	61,258	170,445	389,081
Issuance of stock for interest	193,807	15,000	555,315
Issuance of warrants for services	83,700		3,453,645
Forgiveness of interest expensed			42,016
Loss on asset impairments			573,909
Loss (gain) on disposal of asset			69,292
Receipt of and gain on Atlas Mining warrant			(506,250)
Change in value of registration rights agreement			12,128
Deferred rent			9,034
Loss in non-controlling interest in subsidiary	(9,715)		(9,715)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	5,277	4,742	(10,190)
Decrease (increase) in other current assets	206,008	(48,597)	(27,581)
Increase in accounts payable, accrued
payroll and accrued expenses	348,158	464,846	2,413,895
Increase (decrease) in deferred revenue	2,270	(10,000)	72,270
(Decrease) increase in other liability	(6,000)	(2,769)	27,247
Net cash used in operating activities	(186,886)	(183,474)	(8,869,346)
Cash flows from investing activities:
Purchase of property and equipment		(6,600)	(568,982)
Purchase of license			(200,000)
Proceeds from sale of property and equipment			3,128
Proceeds from sale of Atlas Mining warrant			506,250
Net cash used in investing activities	-	(6,600)	(259,604)
Cash flows from financing activities:
Proceeds from senior secured convertible notes			7,881,000
Proceeds from 10% senior secured Promissory Notes	103,846	197,500	301,346
Proceeds from senior secured Promissory Notes		256,126	256,126
Proceeds from unsecured Promissory Note	5,000		5,000
Payment on senior secured Promissory Notes		(110,414)	(110,414)
Payment on unsecured Promissory Note	(5,000)		(5,000)
Deferred financing costs		(1,849)	(182,449)
Repayment of capital lease obligations		(62,536)	(175,018)
Advances from related parties			1,303,561
Reduction in amounts due to related parties			(1,149,102)
(Redemption) issuance of common stock			99,000
Proceeds from exercise of stock options			75,300
Advances on related party line of credit			900,000
Payment of registration rights damages			(63,539)
Net cash provided by financing activities	103,846	278,827	9,135,811
Increase (decrease) in cash and cash equivalents	(83,040)	88,753	6,861
Cash and cash equivalents at beginning of period	89,901	1,148	0
Cash and cash equivalents at end of period	$6,861	$89,901	$6,861

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$12,874	$3,778	$160,208

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$130,000	$77,500	$4,374,500
Allocation of note proceeds to discount on debt		$12,603	$3,835,103
Issuance of warrants in partial payment of financing costs			$507,508
Capital lease obligations			$178,737
Gain on extinguishment of debt by shareholder			$1,029,600
Common stock returned and cancelled for:
Issuance of warrants			$69,303
Cancellation of license agreement			$(84,000)
Accrual for purchase of Navy License			$400,000
Note issued in consideration of deferred financing costs			$97,500
Registration rights liability			$82,489
Acquisition of subsidiary through issuance of commons stock and warrants	$87,837		$87,837
Acquisition of license settled through issuance of common stock (net of $100,000 cash)			$290,000
Conversion of preferred shares into common shares	$3,200		$3,200

See notes to consolidated financial statements

NaturalNano, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.       PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”), a Delaware corporation. As of April 20, 2010, the consolidated financial statements reflect the acquisition of a 51% controlling interest in Combotexs, LLC, (“Combotexs”) (see Note 2), a privately held New York limited liability company, pursuant to the terms of the Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Combotexs is a technology company organized on October 28, 2009 that markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining.  Combotexs also has certain marketing and distributions agreements for various household products.  NaturalNano will evaluate and develop certain Combotexs products with nano-enhanced materials that may result in future sales growth for both of these business entities.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2010 of $541,774 and had negative working capital of $6,053,111 and a stockholders' deficiency of $5,901,652 at December 31, 2010. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2010, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2010 Promissory Notes from Platinum and Longview during 2010 were $87,923 and $15,923, respectively.  The proceeds from the 2010 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011 and waived the application of the 16% default interest rate.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  Longview has granted waivers of default, extended the due dates to June 30, 2011 of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The Company’s management and Board of Directors continue to actively assess the Company's operating structure with an objective to reduce ongoing expenses, increase sources of recurring revenue as well as seeking additional debt or equity financing.  The Company will continually evaluate funding options including additional offerings of its securities to private and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Finance LP (“Cape One”), an accredited investor. The 10% Convertible Note has fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the 10% Convertible Note amounting to $197,000 after fees and were restricted for general working capital purposes only.  Effective March 15, 2011, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.

The Company has experienced recurring losses from operations since its inception and continues to have a working capital deficiency and limited opportunities for additional capital infusion.  The Company has experienced recurring defaults relating to the various provisions under its current debt obligations and is expected to require future forbearance and waivers relating to such provisions in the future. These negative financial conditions combined with delays experienced in product introduction and customer acceptance raises substantial doubt of the Company’s ability to continue as a going concern.

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

Accounts Receivable
The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2010 and 2009 no allowance for doubtful accounts was considered necessary.

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

Property and equipment, at cost, consists of the following:

	2010	2009	Useful Life

Lab equipment	$564,234	$568,020	5 years
Leasehold improvements	118,120	118,120	3-15 years
Office equipment	4,800	-	5 years
	687,154	686,140
Accumulated depreciation and amortization	(541,977)	(389,878)

Net property and equipment	$145,177	$296,262

Goodwill
Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company will perform annual assessments beginning in 2011 for the goodwill that resulted from the 2010 business combination.

Accrued Payroll
The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts contractually owed to employees.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2010 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense.

Tax Rebate from the State of New York
During the year ended December 31, 2009 the Company received a QETC Facilities, Operations, and Training tax rebate (“QETC rebate”) from the State of New York of $253,000 related to the tax year ended December 31, 2008.  No QETC rebate for 2009 was received during 2010 as the 2009 return was still being audited.  On March 28, 2011, the Company was notified that the 2009 QETC audit was complete and that a rebate check for $60,073 would be issued in April 2011.  All such amounts are recorded as a reduction in general and administrative expenses in the period they are received.

Revenue Recognition
The Company has earned nominal operating revenue since inception (December 22, 2004). This revenue was generated from funded development, the delivery of Pleximer and sample products specifically formulated for customer applications and production and delivery of medical boards and as such has been reported as operating revenue for financial reporting purposes. The Company earns and recognizes such revenue to the extent such development activities are completed or when the shipment of the sample products or medical boards has occurred and when no further performance obligation exists.

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

As of December 31, 2010 and December 31, 2009 there were 493,170,475 and 412,528,308 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum Long Term Growth, Platinum Advisors, Longview Special Finance and Technology Innovations LLC. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

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

Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2010 and 2009 based on rates charges being consistent with current market rates available to the Company.

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

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements - This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB Emerging Issues Task Force  - This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

ASU 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force - This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The ASU also expands the supplemental pro forma disclosures under ASC Topic 805.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010.  The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.  51% Acquisition of Combotexs, LLC

On April 20, 2010 the Company acquired a 51% voting equity interest in Combotexs, LLC, (“Combotexs”), a privately held   New York   limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that has had minimal revenue since its inception in October 2009 and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining. The acquisition of Combotexs provides the Company with a short term source for revenue and cash flow, as well as the potential of incorporating nanotubes found in halloysite clay into Combotexs products.

In consideration for 51% of Combotexs, NaturalNano issued 20,000,000 shares of the Company’s common stock to WMS and in a contingent consideration arrangement, will grant up to 40,000,000 common stock warrants (based on future sales volumes). The grant of up to 40,000,000 warrants each entitles WMS to purchase one share of the Company’s common stock. The first 20,000,000 warrants become exercisable at a price of $.05 on the first day that of the first month after the gross sales of Combotexs exceeds $1,000,000 in the aggregate, net of taxes. The second 10,000,000 warrants become exercisable at a price of $.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes. The warrants have a term of five years from and after the date on which they become exercisable and provide for cashless exercise.

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

The goodwill of $80,332 arising from the acquisition consists of future cash flow, utilization of nano technology within their products and future profits. 51% of the goodwill recognized is expected to be deductible for income tax purposes.

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
$87,837

The fair value of the 20,000,000 common shares issued as part of the consideration paid for Combotexs ($22,690) was determined by using an estimate of the enterprise value allocated to various instruments outstanding consistent with estimates used in valuing the derivative liability.

The fair value of the contingent consideration arrangement is in three parts, first, 20,000,000 warrants ($13,849) become exercisable on the first day of the first month after the gross sales of Combotexs from and after April 20, 2010 exceeds $1,000,000 in the aggregate, net of taxes. These warrants were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 7 years, exercise price of $.05, interest rate of 3.20%, a volatility rate of 150% and a probability factor of 100%. Second, 10,000,000 warrants ($5,632) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 8 years, exercise price of $.08, interest rate of 3.50%, a volatility rate of 150% and a probability factor of 80%. Third, 10,000,000 warrants ($2,626) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 10 years, exercise price of $.10, interest rate of 3.79%, a volatility rate of 150% and a probability factor of 30%.

Because the contingent consideration will be settled in a variable number of shares and the variability is based on something other than the value of the Company’s shares, the contingent consideration has been classified as a liability.  The fair value of the liability will be evaluated on each reporting date with changes in fair value reported in the statement of operations.  As of December 31, 2010, there have been no material changes in the value of the instruments.

Noncontrolling interest was calculated based on the fact the fair value of consideration transferred equaled 51% ($44,797) of the total Combotexs entity value, therefore 49% or the noncontrolling interest is $43,040.

The fair value of the assets acquired was based on current market values. Inventory, fixed asset, and prepaid expense were purchased within a 90 day period of April 20, 2010. Likewise the accounts payables were expenses incurred within the same 90 day period prior to April 20, 2010.

The results of operations of Combotexs are included in the accompanying financial statements for the period beginning on April 20, 2010. The revenue and earnings of the Company as if Combotexs had been acquired by the Company as of January 1, 2010 are represented in the table below.  Combotexs did not generate any revenue or earnings prior to January 1, 2010.

	Revenue	Earnings
4/20/2010 – 12/31/2010 (included in accompanying financial statements)	$200,990	$(19,827)
1/1/2010 – 4/19/2010	$6,922	$(7,320)
Proforma consolidated, as if transaction occurred on 1/1/2010	$318,837	$(539,379)

3.   8% SENIOR CONVERTIBLE DEBT AND PROMISSORY NOTES

As of December 31, 2010, the consolidated balance sheet reflects a current liability of $3,853,557 ($3,800,730 at December 31, 2009) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,405,884 through June 30, 2011. Longview Special Finance has granted a waiver of default on their outstanding principal of $447,673 through June 30, 2011.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by ASC 470-20, Debt with Conversions and Other Options.   As the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note. During the twelve months ended December 31, 2010 and 2009, the Company recorded $78,981 and $1,054,814 respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

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

During 2010 and 2009 respectively, the Company issued 26,000,000 and 15,500,000 shares of common stock upon conversion of $130,000 and $77,500 of outstanding principal by Longview Special Finance. During 2010 and 2009, respectively, the Company issued an aggregate of 38,761,600 and 3,000,000 shares of our common stock to Platinum in satisfaction of $193,808 and $15,000 of interest due on the 8% Senior Secured Notes.

The Initial Notes March 7, 2007
On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). Since inception, $218,500 of the loans have been converted to common stock.  The shares underlying these notes represented an aggregate of 15,215,910 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $0.22 per share at the time of the agreement.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.
Pursuant to the Purchase Agreement, the Company issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of the Company’s common stock at an original price of $0.22 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should the Company issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with the Company’s existing benefit plans) at a price per common share below the Conversion Price to the price at which the Company issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 when the Conversion Price was modified to $0.005.

Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes was originally due and payable on March 7, 2009 and has been extended numerous times to the currently payable date of June 30, 2011 under a forbearance agreement entered into in 2011. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

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

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)
On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of the Company’s common stock at $0.22 per share, (iii) Series B Warrants for the purchase of 1,473,581 shares of the Company’s common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of the Company’s common stock at an exercise price of $0.22 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 and the conversion price was modified to $0.005 and the number of warrants was modified to be 162,093,910. As of December 31, 2010 and 2009, there were 162,093,910 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share.

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

The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At December 31, 2010 and 2009 the outstanding balance for this obligation was $82,489.

As of the December of 2010, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through June 30, 2011.

September 29, 2008 Promissory Notes
On September 29, 2008, the Company entered into a Loan and Security Agreement (the “2008 Promissory Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes originally due January 31, 2010 to the Lenders and extended multiple times to the current date of June 30, 2011 during the first quarter of 2011.  This agreement provided for additional advances, subject to performance milestones being achieved by the Company. These milestones were not achieved and as a result this agreement was terminated.

The 2008 Promissory Notes are convertible into common stock of the Company, with a conversion price of $0.005 per share.  Because the New Notes are convertible into common stock of the Company at a price less than the fair market value of the Company’s common stock on the dates the New Notes were issued, there is a beneficial conversion feature related to the New Notes.  The intrinsic value of the common stock each note is convertible into is greater than the face value of each note. The value of the beneficial conversion feature to be recorded was limited by FASB ASC 470-20, Debt with Conversions and Other Options to $475,000, the face value of the New Notes.  The beneficial conversion feature was recorded as equity and as a discount to the New Notes. This discount is being amortized on a straight line basis over the term of the notes.

During 2010, the note terms were extended such that all unpaid interest and principal were due and payable at maturity on January 1, 2011. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of through June 30, 2011. Longview Special Finance has granted a waiver of default on their outstanding principal of through June 30, 2011.

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

As of December 31, 2010 and 2009, the total common shares underlying the Initial and 2008 Notes represent an aggregate of 720,800,000 and 746,800,000, respectively, common shares issuable upon the conversion of the principal amount of these Notes at the fixed conversion price of $0.005 per share.

2009 Senior Secured Promissory Notes
During 2009, the Company entered into various Senior Secured Promissory Notes aggregating to $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on June 30, 2009 (the maturity date of the notes).  These notes have been extended numerous times through forbearance agreements and are now due and payable on June 30, 2011.  The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,415 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.  The due date on the remaining balance has been extended multiple times through forbearance agreements and is now due on June 30, 2011.

2010 Senior Secured Promissory Notes
During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2011.

4.      10% SUBORDINATED SECURED CONVERTIBLE NOTE

10% Convertible Notes
On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One an accredited investor.  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 45,000,000 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.025 per share.

The 10% Convertible Note has a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.005 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.  During the first quarter of 2011, a forbearance agreement was entered into between Cape One and the Company which altered the due date from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.

Warrant Agreement and Debt Discount
As further consideration, the Company issued to Cape One 45 million warrants for the purchase of the Company’s common stock any time prior to December 4, 2012 at an exercise price of $0.025 per share.  The Warrant provides for cashless exercise and contains full ratchet and other anti-dilution provisions.  The Warrant is convertible by the Investor into Common Stock at any time during the term of the Warrant (provided that such exercise does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock.

The warrant and conversion terms related to the transaction were considered to be derivatives as a result of the anti-dilution provisions. The fair value of the Cape One derivatives was determined by estimating the total enterprise value of the Company based upon trending the firm value from December 2006 to December 2010 and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.  An option pricing model was then used to allocate $12,603 to the Cape One derivatives, recorded as a note discount.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes through the period ending March 4, 2011. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by generally accepted accounting principles as the principal of the note is due in full at maturity, the interest is not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.  During the years ended December 31, 2010 and 2009, the Company recorded $10,804 and $0 respectively, in amortization expense relating to the discount on the Notes.  This amortization is included as interest expense in the accompanying statement of operations.

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

As of December 31, 2010, the Company was not in compliance with certain debt covenants including limitations on the use of proceeds.  On March 15, 2011 the Company received a waiver from the Lenders indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through June 30, 2011.  As consideration for forbearance, the lender will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.

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

Senior Secured Notes Forbearance Agreements received from Senior Lenders in connection with the 10% Notes
Pursuant to forbearance agreements, dated November 30, 2009 with each of its current secured senior lenders, each such Senior Lender agreed to forbear from exercising its rights and remedies under the Senior Debt and related loan documents until June 30, 2011, unless earlier terminated in accordance with the Forbearance Agreements. During the forbearance period, the Company agrees, among other things, not to make any payment or concession to other lenders without the consent of the Senior Lenders.  The Senior Lenders have also agreed, pursuant to a consent agreement with the Company, dated November 30, 2009 (the “Consent Agreement”), to permit the Company to issue the Note, as junior debt.

5.      AGREEMENTS WITH TECHNOLOGY INNOVATIONS, LLC

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

Redemption of TI common stock and grant of warrant in exchange for TI debt
On August 1, 2008, in connection with, and as a condition to the 2008 Promissory Notes provided by Platinum and Longview (described in Note 3), Technology Innovations, LLC (“TI”)  agreed (a) to sell its common share holdings in the Company at the direction of the Company for the sum of $1,000, and (b) agreed to cancel and forgive all principal, interest, fees and expenses accrued and due pursuant the Credit Agreement and Note entered into by the Company with TI in connection with a line of credit provided by TI to the Company (the “TI Debt”).  On September 26, 2008, the Company paid TI $1,000 and redeemed the 69,303,189 shares of common stock held by TI.

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

On August 6, 2008 and in connection with 2008 Promissory Notes provided by Platinum and Longview, the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant agreement TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 would have been computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If the purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.  These warrants expired unexercised on February 11, 2011.

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. To the extent that the VWAP on the date, or an effective Form S-8 registering shares issued to TI, is less than the VWAP on the date such shares were issued the Company agreed to pay TI such difference in cash.  On September 26, 2008, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as an accrued expense as of December 31, 2009 related to the obligation to issue remaining shares.  On March 17, 2010, TI was issued 750,000 shares of common stock valued at $9,000 under the 2009 Incentive Stock Plan to settle all outstanding obligations.  The remaining $45,700 was recognized as a gain on forgiven debt during the year ended December 31, 2010.

6 .      DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2010 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2010 are as follows:
•
The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 3.)

•
The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the 8% Senior Secured Convertible debt entered into in 2007 (described in Note 3.) These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The warrant granted to Technology Innovations LLC (“TI”) in August 2008, (described in Note 5. above.) The warrant was determined not to have a fixed settlement provision as the exercise price will fluctuate based upon the number of shares fully diluted outstanding.  This warrant expired unexercised on February 11, 2011.

•
The debt conversion feature and the 45 million warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 4.)

The fair value of the derivative liabilities as of December 31, 2010 and 2009 are as follows:

Derivative Instrument	December 31, 2010 Derivative Liability	December 31, 2009 Derivative Liability
Platinum Advisors warrants	$16,197	$2,000
8% Notes conversion feature	57,022	70,000
10% Notes conversion feature	3,448	2,897
Cape One warrants	-	9,706
TI warrant	-	-
Total	$76,667	$84,603

During the twelve months ended December 31, 2010 and 2009, the Company recognized $7,936 and $500,779 respectively in net gains relating to the changes in fair market value for these derivative liabilities.

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

	2010	2009
Fair value – beginning	$84,603	$572,779
Derivative liability issued	-	12,603
Loss (gain) recognized	(7,936)	(500,779)
Fair value – ending	$76,667	$84,603

7.         PATENT LICENSE AGREEMENTS

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

On November 5, 2010, the Company and the NRL agreed to an amended commercialization plan to include cosmetics as a non-exclusive field of use and to extend the term to renewable yearly as long as we are shipping commercial products and paying their licensee fees.  The Company plans to use these licenses to continue their commercial development plan related to their Halloysite products.  The license requires the first commercial sale of the royalty-bearing product by October 1, 2012.  Upon issuance of the license, a non-refundable fee of $5,000 was paid.  The royalties due on the net sales for each royalty-bearing product are 5%.  The royalty fees are accrued each year between January 1 and December 31 and they are required to be paid in full each May 1st of the following year.  In addition, an annual license fee of $5,000 is due on October 31, 2012 and each year thereafter that the license is in effect.  The license remains in effect but can be terminated by the Navy if the first commercial sale does not occur by October 1, 2012, along with several other provisions.  In conjunction with this new license agreement, the NRL forgave all unpaid royalties (totaling $756,333) due which are reflected in our financial statements.  In November, 2010, the accrued liability was reversed net of approximately $53,000 which had been recorded as prepaid expense and the net total relieved of $704,083 was recorded as a gain on forgiveness of debt.

8.     INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:
	2010	2009
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(369,585)	(205,879)
State	1,031,199	131,547
Total deferred	661,614	(74,332)
Less increase (decrease) in valuation allowance	(661,614)	74,332
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

Individual components of deferred taxes are as follows:
	2010	2009
Deferred tax assets
Net operating loss carry forwards	$3,745,753	$4,191,765
Equity issued for services	1,137,180	1,257,973
Other	338,929	433,738
Total	5,221,862	5,883,476
Less valuation allowance	(5,221,862)	(5,883,476)
Gross deferred tax asset	$-	$-

Deferred tax liabilities
Beneficial Conversion Feature	$-	$11,805
Gross deferred tax liabilities	$-	$11,805

Net deferred tax liabilities	$-	$11,805

As of December 31, 2010 and 2009, the Company has a deferred income tax liability of $0 and $11,805, respectively which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the various financing obligations entered into during 2010 and 2009 with the offset recorded through Additional Paid in Capital attributable to the beneficial conversion feature.  This deferred tax liability will decrease with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature is amortized over the term of the Notes.  Once the valuation allowance is eliminated in its entirety, the tax effect of the gross beneficial conversion feature of $475,000 will reverse into contributed capital.

The Company has approximately $14,055,000 in federal net operating loss carry-forwards (“NOL’s”) available to reduce future taxable income.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carry-forward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with ASC 718 when realized for tax purposes.  These carry-forwards expire at various dates from 2025 through 2030.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the controlling ownership by Technology Innovations, as well as with the changes in ownership that occurred during 2010, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheet or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2010	2009

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal benefit	(127.9)	(5.8)
Nondeductible Interest Expense	(28.6)	(23.6)
Gain on Extinguishment of debt	-	-
Change in valuation allowance	124.3	(4.9)
Nondeductible Stock Based Compensation	-	-
Penalties	(2.5)	(0.9)
Other	0.7	1.2

Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$1,033,000	$515,000
Gross increase for tax positions of prior years	-	570,000
Gross decrease for tax positions of prior years	(273,000)	(52,000)
Gross increase for tax positions of current year	—	—
Gross decrease for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits balance at December 31	$760,000	$1,033,000

At December 31, 2010 and 2009, the total unrecognized tax benefits of $760,000 and $1,033,000, respectively, have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2007-2010 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

9.      STOCKHOLDERS EQUITY

As of December 31, 2010 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

In April 2010, Longview elected to convert 20,000 shares of their Series B into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

Common Stock Issuances
During the twelve months ended December 31, 2010, the Company issued an aggregate of 26,000,000 and 38,761,600 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders (see Note 2). During the twelve months ended December 31, 2009, the Company issued an aggregate of 15,500,000 and 3,000,000 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders.  During the twelve months ended December 31, 2008, the Company issued an aggregate of 6,607,493 shares of its common stock in satisfaction of interest obligations to its senior debt holders.

In April 2010, the Company issued 20,000,000 shares of the Company’s common stock to Worldwide Medical Solutions (“WMS”) pursuant to the agreement for the 51% acquisition of Combotexs (refer to Note 3).

In April 2010, the Company issued 3,200,000 Longview Special Financing, Inc. (“Longview”) upon their request to convert 20,000 shares of Preferred Series B stock into common shares.

During the twelve months ended December 31, 2010, the Company issued an aggregate of 19,772,832 shares of common stock to 13 individuals or entities in connection with professional consulting, lab and research services, facility rent, marketing support and website assistance provided in 2010 to the Company in an aggregate amount of $52,000.

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

In September 2008, the Company issued 300,000 shares of common stock to TI as partial satisfaction of a contractual obligation and the shares were valued at $11,700 (See Note 5).  In March 2010, the Company issued 750,000 shares of common stock to TI to satisfy all outstanding obligations and the shares were valued at $9,000.

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

Warrants Grants
The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2010 and 2009 respectively, there were common stock warrants outstanding to purchase an aggregate 259,534,651 and 207,534,651 shares of common stock, excluding the warrant shares available to TI, pursuant to the warrant grant agreements described below.

On May 15, 2010, Mr. Jim Wemett, the Company’s CEO, was awarded 12 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.02 per warrant share.  The warrants expire May 15, 2015 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $83,700.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.2% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on March 7, 2010 was $0.008 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

On April 20, 2010, the Company acquired a 51% interest in Combotexs, LLC (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions, LLC (“WMS”) the sole member of Combotexs.  In consideration for 51% of Combotexs, NaturalNano will grant up to 40,000,000 common stock warrants (based on future sales volumes).  The grant of up to 40 million warrants entitles WMS to purchase one share of the Company’s common stock.  The first 20,000,000 warrants become exercisable at a price of $0.05 on the first day of the first month after the gross sales of Combotexs exceed $1,000,000 in the aggregate, net of taxes.  The second 10,000,000 warrants become exercisable at a price of $0.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $0.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes.  The warrants have a term of five years from and after the date on which they be come exercisable and provide for cashless exercise.

The fair value of the contingent consideration arrangement is in three parts, first, 20,000,000 warrants ($13,849) become exercisable on the first day of the first month after gross sales of Combotexs from and after April 20, 2010 exceeds $1,000,000 in the aggregate net of taxes.  These warrants were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the company utilized key assumptions of an expected term of 7 years, exercise price of $0.05, interest rate of 3.20%, a volatility rate of 150% and a probability factor of 100%.  Second, 10,000,000 warrants ($5,632) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 8 years, exercise price of $0.08, interest rate of 3.50%, a volatility rate of 150% and a probability factor of 80%.  Third, 10,000,000 warrants ($2,626) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 10 years, exercise prices of $0.10, interest rate of 3.79%, a volatility rate of 150% and a probability factor of 30%.

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

During 2007 the Company issued $3,347,500 of 8% senior convertible notes and 25,106,254 in detachable warrants (as described below and in Note 3). During the third quarter of 2008, the Company issued the 2008 Promissory Notes for $475,000 of debt securities having a conversion price of $0.005 per common share, which triggered the anti-dilution provisions of the Initial Notes and the attached warrants.  On September 29, 2008, Platinum and Longview agreed to cancel 1,218,750,060 warrants in exchange for shares of preferred stock, as allowed under the agreement.  As of December 31, 2010 and 2009, there were remaining 162,093,910 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share.

In consideration for the cancellation of TI’s debt (see Note 5), on August 6, 2008 the Company issued TI a warrant to purchase up to 4.99% of the Company’s common stock.  Under the warrant TI may purchase up to that number of shares that would give TI beneficial ownership of not more than 4.99% of the Company.  The price to be paid for the shares, if purchased on or before February 13, 2009 will be computed as $25 million divided by the fully diluted common stock outstanding on the date of exercise. If any such purchase occurs after February 13, 2009 and before the warrant expires on February 11, 2011, the purchase price shall be computed as $40 million divided by the fully diluted common shares outstanding on the date of exercise.   Based on the terms of the warrant conversion agreement TI has the right to purchase up to 32,342,884 shares at an exercise price of $0.06 per share as of December 31, 2010 assuming all other potentially dilutive instruments are also exercised.  These warrant shares expired unexercised in February 2011.

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

10.         INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the”2008 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plans also provide for the granting of performance-based and restricted stock awards.  The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards. The 2009 Plan is authorized to grant up to 20 million share unit awards.

Employee stock compensation expense was $0 for the twelve months ended December 31, 2010 compared to ($74,050) for the twelve months ended December 31, 2009. The negative compensation in 2009 reflects the impact of forfeitures of unvested options for employees terminated in the first quarter of 2009. No option grants were made in 2010.

A summary of the status of outstanding incentive stock plans is presented below:

	2010				2009
	Shares		Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares		Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	12,673,333		$0.21	6.01	22,033,166		$0.19	6.16
Granted during the year	0				0
Cancelled or forfeited	0				(9,359,833)		$0.12
Options outstanding at end of year	12,673,333		$0.21	4.99	12,673,333		$0.21	6.01
Options exercisable at end of year	12,673,333		$0.21	4.99	12,673,333		$0.21	6.01
Shares issued in current year	20,522,832				8,875,000

Available for future grant	800,000,000	(1)			829,491,667	(1)

(1) 800,000,000 shares of common stock are reserved for preferred share conversion.

As of December 31, 2010, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  No incentive stock option awards were exercised in 2010 or 2009.

During 2006 the Company made certain option grants for an aggregate of 90,000 common stock options outside of the stock incentive plans described above. These grants included vesting criteria commencing from the grant date, an exercise price of $0.10 per share and expiration dates varying from five to ten years from the date of grant. The fair value of these stock options on the date of grant was determined utilizing the Black-Scholes model. At December 31, 2010 there was no intrinsic value of these outstanding options.

The Company uses the Black-Scholes pricing model to value options granted under the Plans. The Black-Scholes model utilizes the undiscounted quoted market price of the Company’s common stock and considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on volatility of the Company’s stock price, the risk-free rate is derived from the U.S. treasury yield and the Company used a weighted average expected term.  No option grants were made during the twelve month periods ended December 31, 2009 or December 31, 2010.

11.     CREDITOR CONCESSIONS

During the years ended December 31, 2010 and December 31, 2009, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $815,850 and $141,941 respectively were satisfied for revised payment terms of $551 and $55,696 respectively, resulting in a gain on forgiveness of debt of $816,401 and $86,245 respectively. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

12.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations
On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent shall be $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option of up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period. In August 2010, the Company renegotiated the lease agreement for the period July 2010 through February 2011.  The rent for that period decreased to $2,000 per month.  In December 2010, the Company renegotiated the first year of the renewal period (March 1, 2011 through February 28, 2012) at a rate of $2,000 per month.  Total rent expense for the years ended December 31, 2010 and 2009 was $30,925 and $42,600 respectively.

During the first quarter of 2009, the business office for the Company was relocated to and is currently conducted from office space located at 15 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2009 was $3,000.  During the third quarter of 2010, the business office for the Company was relocated to and is currently conducted from office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2010 was $4,075.

Commitments
As more fully described in Note 6, the Company has entered into patent license agreements with the United States Department of the Navy which obligates it to pay license fees and certain minimum royalty payments until at least October 2012.

Presented below are the minimum future payments under these license and lease agreements.

For the period ending December 31:	Patent License	Office and lab space	Total
2011	$—	$24,000	$24,000
2012	5,000	4,000	9,000
2013	—	—	—
2014	—	—	—
Thereafter	—	—	—
Total contractual cash obligations	$5,000	$28,000	$33,000

Legal Proceedings
On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2010. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

During the third quarter ending September 30, 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

13.     SEGMENT INFORMATION

In conjunction with the acquisition a 51% voting equity interest in Combotexs, the Company adopted ASC 280 Segment Reporting. The Company's reportable segments are strategic business units that offer different products and services. The Company’s reportable segments are organized, managed and internally reported separately because each business requires different technology and marketing strategies. The Company currently has two operating segments, NaturalNano and Combotexs.  A summary of the two segments is as follows:

NaturalNano
Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

Combotexs
Production and marketing of Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining, as well as certain marketing and distributions agreements for various household products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs. The Company only operated in the NaturalNano business during 2009.  Approximate information concerning the Company’s operations by reportable segment as of and for the year ended December 31, 2010 is as follows:

2010	NaturalNano	Combotexs	Total

Segment gain (loss) from operations	$(937,235)	$53,567	$(883,668)

Total assets	258,337	24,692	283,029
Revenues from external customers	110,925	200,990	311,915
Revenues from intersegment sales	84,170	-	84,170
Interest expense and amortization of debt discount	486,881	52	486,933
Depreciation and amortization	155,245	640	155,885
Significant non-cash items:
Equity based payments	144,958	-	144,958
Gain on extinguishment of debt	816,135	266	816,401
Capital expenditures	-	-	-
Deferred tax assets	-	-	-

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the year ended December 31, 2010, the Company derived 32% of its revenue from one customer, which is included in the NaturalNano operating segment.

14.     SUBSEQUENT EVENTS

Grants of Stock and Warrants
Subsequent to December 31, 2010 and prior to the filing of this report, the board of directors voted in favor of the following grants:
•	1,000,000 shares of restricted common stock vested immediately for each of John P. Ryan, Howard Crosby and Alexander Ruckdäschel for becoming board members.
•
1,000,000 shares of restricted common stock vesting 250,000 at the end of each quarter of 2011 (March 31, June 30, September 30 and December 31) for serving as a board member for each of John P. Ryan, Howard Crosby and Alexander Ruckdäschel.

•	15,000,000 warrants to purchase common stock at $0.01/share vested monthly over three years beginning January 1, 2011 for James Wemett.

Common Stock Issued
Subsequent to December 31, 2010 and prior to the filing of this report, the Company issued 27,500,000 common shares as follows:
•	16,000,000 shares to Platinum Long Term Growth IV in payment of interest on the 8% Senior Secured Convertible Notes.
•	7,000,000 shares to Alpha Capital in conversion of principal on the Longview Special Finance, Inc. 8% Senior Secured Convertible Notes.
•	4,500,000 shares for services.

QETC Tax Rebate for fiscal year ended December 31, 2009
The QETC tax rebate for 2009 had been in audit since its filing in September of 2010.  The Company was notified in March 2011 that the audit was complete and that the rebate for 2009 would be for $60,073.  On March 28, 2011, NaturalNano received the first payment of $43,615 and the remaining $16,458 is expected in April 2011.

8% Senior Secured Promissory Notes
On January 23, 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $35,000 and $15,000, respectively, with Platinum and Longview. On April 15, 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $12,750 and $2,250, respectively, with Platinum and Longview. These 2011 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 3) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 30, 2011 (the maturity date of the notes).  The 2011 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum.

Subordinated Secured Convertible Note
On March 31, 2011 the Company and Cape One Financial LP entered into a forbearance agreement which altered the due date of the 10% Senior Secured Convertible Note (see Note 4) from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.