Form 10-Q
period 2011-03-31
NaturalNano, Inc.
filed 2011-05-23
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :                               March 31, 2011

or

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
  246,108,877 as of May 17, 2011

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
NATURALNANO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$12,817	$6,861
Accounts Receivable	24,557	13,694
Inventory	38,105	16,738
Prepaid expenses and other current assets	17,751	16,412
Total current assets	93,230	53,705

Property and equipment, net	117,038	145,177
Goodwill	80,332	80,332
Deferred financing costs, net	-	3,815
Total non-current assets	197,370	229,324
Total Assets	$290,600	$283,029
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,569,000	$3,604,000
Senior secured promissory notes	299,557	249,557
Subordinated secured convertible note, net of discount of $0 and $1,799, respectively	255,000	223,201
Unsecured promissory note	1,500	-
Accounts payable	505,347	507,556
Accrued expenses	105,954	103,368
Accrued interest	583,786	582,559
Accrued payroll	654,503	620,907
Deferred revenue	70,000	72,270
Registration rights liability	82,489	82,489
Derivative liability	114,941	60,909
Total current liabilities	6,242,077	6,106,816

Derivative liability	29,640	15,758
Contingent consideration related to business combination	22,107	22,107
Other long term liabilities	38,500	40,000
Total Liabilities	6,332,324	6,184,681

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 730,000 with an aggregate liquidation preference of $1,460	730	730
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 238,616,477 and 207,366,477, respectively	238,616	207,366
Additional paid in capital	19,132,765	19,028,358
Noncontrolling interest in subsidiary	36,711	33,325
Accumulated deficit	(25,454,796)	(25,175,681)
Total stockholders' deficiency	(6,041,724)	(5,901,652)
Total liabilities and stockholders' deficiency	$290,600	$283,029

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2011	2010
Income:
Revenue	$76,274	$35,134
Cost of goods sold	21,956	6,402
Gross profit	54,318	28,732
Operating expenses:
Research and development	44,281	106,140
General and administrative	95,340	152,975
	139,621	259,115

Loss from Operations	(85,303)	(230,383)

Other income (expense):
Interest expense, net	(92,512)	(189,006)
Net (loss) gain on derivative liability	(67,914)	194
(Loss) gain on forgiveness/modification of debt	(30,000)	47,361
	(190,426)	(141,451)
Consolidated Net loss	$(275,729)	$(371,834)
Consolidated net income attributable to non-controlling interest in subsidiary	(3,386)	-
Consolidated net loss attributable to the controlling interest	$(279,115)	$(371,834)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	233,870,586	105,500,400

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2010	207,366,477	$207,366	4,998,000	$4,980	$19,028,358	$(25,175,681)	$33,325	$(5,901,652)
Grant of common stock for services @:
$0.001 to $.005 per share	4,500,000	4,500			2,000			6,500
$0.003 per share	3,750,000	3,750			7,500			11,250
Issuance of common stock as interest payment $ 0.05 per share	16,000,000	16,000			64,000			80,000
Warrant issued for services					2,907			2,907
Shares issued on debt conversion	7,000,000	7,000			28,000			35,000
Net income (loss) for the quarter ended 03/31/11						(279,115)	3,386	(275,729)
Balance at March 31, 2011	238,616,477	$238,616	4,998,000	$4,980	$19,132,765	$(25,454,796)	$36,711	$(6,041,724)

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss attributable to controlling interest	$(279,115)	$(371,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,139	38,432
Amortization of discount on convertible notes	1,799	81,682
Amortization of deferred financing costs	3,815	21,220
Non-cash gain on forgiveness of debt	-	47,361
Fair value adjustment of derivative liabilities	67,914	(194)
Issuance of stock for services	17,750	40,959
Issuance of stock for interest	80,000	46,951
Issuance of warrants for services	2,907	-
Loss on modification of debt	30,000	-
Income from non-controlling interest in subsidiary	3,386	-
Changes in operating assets and liabilities:
Increase in inventory	(21,367)	(4,940)
Increase in accounts receivable	(10,864)	-
Decrease (increase) in other current assets	(1,339)	63,646
Decrease (increase) in accounts payable, accrued payroll and accrued expenses	35,201	(2,554)
Decrease in deferred revenue	(2,270)	-
Decrease in other liability	(1,500)	(1,500)
Net cash used in operating activities	(45,544)	(40,771)
Cash flows from financing activities:
Proceeds from 10% senior secured Promissory Notes	50,000	-
Proceeds from unsecured Promissory Note	1,500	-
Net cash provided by financing activities	51,500	-
Increase (decrease) in cash and cash equivalents	5,956	(40,771)
Cash at beginning of period	6,861	89,901
Cash at end of period	$12,817	$49,130

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,671	$-

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$35,000	$-

See notes to consolidated financial statements

NaturalNano, Inc.
For the three months ended March 31, 2011 and 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of March 31, 2011 and December 31, 2010 based on rates charges being consistent with current market rates available to the Company.

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

Description of the Business
NaturalNano (the “Company”), located in Pittsford, New York, is engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

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

Divergence from Development Stage Company
The Company has previously presented its financial statements as a development stage enterprise.  Effective January 1, 2011, the Company has diverged from reporting as a development stage company.  In addition to selling samples of halloysite tubes for research and testing, the Company is also generating revenue from the sale of this product for use in commercial products.  Also, as a result of the Combotexs business combination in 2010, the Company has normal recurring revenue.

Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2011 of $279,115 and had negative working capital of $6,148,847 and a stockholders’ deficiency of $6,041,724 at March 31, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of March 31, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

QETC rebate for fiscal year ended December 31, 2009
The QETC tax rebate for 2009 had been in audit since its filing in September of 2010.  The Company received notice in March 2011 that the audit was complete and that the rebate for 2009 would be for $60,073.  NaturalNano received the first payment of $43,615 in March of 2011 and that amount is reflected in the financial statements presented above as a reduction of general and administrative expenses.  The Company received the final payment of $16,458 on April 14, 2011, which will be reflected in the financial statements for the second quarter of 2011.

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

As of March 31, 2011 there were 478,516,925 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of March 31, 2011 the Company had $3,868,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The 10% Convertible Note discussed below matures and all outstanding principal is due and payable on June 30, 2011.

On January 23, 2011, the Company borrowed a total of $50,000 with $15,000 from Platinum and $35,000 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on June 30, 2011.

During the first three months of 2011, the Company issued 16,000,000 shares of common stock to Platinum in payment of $80,000 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During the first three months of 2011, the Company issued 7,000,000 shares of common stock to Alpha Capital Partners in payment of $35,000 of principal obligations on the Senior Secured Convertible Notes with Longview Special Finance. In accordance with the debt agreement, these shares were issued to Alpha Capital Partners using a conversion price of $0.005 per common share.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the 10% Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.  The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations.

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

As of March 31, 2011, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through June 30, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At March 31, 2011 and December 31, 2010 the outstanding balance for this obligation was $82,489.

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
$87,837

The fair value of the 20,000,000 common shares issued as part of the consideration paid for Combotexs ($22,690) was determined by using an estimate of the enterprise value allocated to various instruments outstanding consistent with estimates used in valuing the derivative liability (See Note 5).

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

4.     SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs. The Company only operated in the NaturalNano business during the three months ended March 31, 2010.  Approximate information concerning the Company’s operations by reportable segment as of and for the three months ended March 31, 2011 is as follows:

For the three months ended March 31, 2011	NaturalNano	Combotexs	Total

Segment profit (loss) from operations	$(108,363)	$23,060	$(85,303)

Total assets	245,434	45,166	290,600
Revenues from external customers	1,160	75,114	76,274
Revenues from intersegment sales	5,640	-	5,640
Interest expense and amortization of debt discount	92,512	-	92,512
Depreciation and amortization	27,899	240	28,139
Significant non-cash items:
Equity based payments	20,657	-	20,657

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months ended March 31, 2011, the Company derived 13% of its revenue from one customer, which is included in the Combotexs operating segment.

5.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of March 31, 2011 are as follows:

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

•
The debt conversion feature and the 45,000,000 warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.

The fair value of the derivatives is as follows:

Derivative Liability	March 31, 2011	December 31, 2010
Platinum Advisor’s warrants	$29,640	$16,197
Senior Secured Convertible Notes conversion feature	108,803	57,022
Subordinated Secured Convertible Note conversion feature	5,967	3,448
Cape One warrants	171	-
Total	$144,581	$76,667

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

	For the three months ended
	March 31,
	2011	2010
Fair value – beginning	$76,667	$84,603
Loss (gain) recognized in Q1	67,914	(194)
Fair value – ending	$144,581	$84,409

6.  WARRANT AGREEMENT WITH TECHNOLOGY INNOVATIONS, LLC

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

7.  STOCKHOLDERS EQUITY

During the first three months of 2011, the Company issued an aggregate of 3,750,000 shares of common stock to three individuals in connection with board services provided to the Company in an aggregate amount of $11,250.  Each of the 3 individuals received 1,000,000 shares that vested immediately and 1,000,000 shares that vest quarterly throughout 2011 for services provided.  The value of the shares will be recognized over the requisite service period resulting in $11,250 of compensation expense during the 3 months ended March 31, 2011.

On January 3, 2011, Mr. Jim Wemett was awarded 15,000,000 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero.  The fair value of the warrant will be recorded monthly over the 36 month life of the warrant.  During the first quarter of 2011, the Company recorded $2,961 of expense for the vested portion of the warrant.

The Company issued 16,000,000 shares of common stock to Platinum in payment of $80,000 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On February 11, 2011, Alpha Capital Partners (“Alpha”) converted $35,000 of principal on the Longview Senior Secured Convertible Notes into 7,000,000 common shares.  In accordance with the debt agreement, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During the first three months of 2011, the Company issued an aggregate of 4,500,000 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $6,500.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2011, there were common stock warrants outstanding to purchase an aggregate 274,534,651 shares of common stock pursuant to various warrant grant agreements.

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

A summary of the option activity for the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2011	12,673,333	$0.21	4.99
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at March 31, 2011	12,673,333	$0.21	4.74

Options exercisable at March 31, 2011	12,673,333	$0.21	4.74

9.  CREDITOR CONCESSIONS

During the three months ended March 31, 2010, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of the agreements, a gain on forgiveness of debt of $47,361 was recognized in the first three months of 2010. These vendor concessions were treated as a gain in the period that the underlying agreements were reached. Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting from a final settlement agreement between TI and the Company dated March 17, 2010. No future payments are required under the TI consulting agreement.  There was no forgiveness of debt during the three months ended March 31, 2011.

10.  CONTINGENCIES

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

11.   SUBSEQUENT EVENTS

Subsequent to March 31, 2011 and prior to the filing of this report, the following items occurred:

Promissory Notes
•
On April 15, 2011, the Company borrowed $12,750 from Platinum Long Term Growth IV, LLC and $2,250 from Longview Special Finance Inc. pursuant to the terms of a Senior Secured Promissory Note.  Both notes bear interest at the rate of 8% per annum are due and payable on June 30, 2011.

Insurance claim settlement
•
On April 18, 2011, the Company received notice from The Hartford that the insurance claim submitted in July of 2010 for a June 29, 2010 warehousing fire at a vendor location was settled and the Company would be receiving $31,589 as compensation for inventory damaged in the fire.  The Company received the payment on May 4, 2011, which will be reflected in the financial statements for the second quarter of 2011.

Common stock issued
•	On May 12, 2011, the company issued 7,492,400 shares to Cape One Financial in payment of $30,000 principal and $7,462 interest on the 10% Convertible Note.

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

General
Since inception through December 31, 2010, NaturalNano was a development stage company. Effective January 1, 2011, the Company has diverged from reporting as a development stage company as a result of the business combination with Combotexs.  Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries.

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

Liquidity and Capital Resources
Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2011 of $279,115 and had negative working capital of $6,148,847 and a stockholders’ deficiency of $6,041,724 at March 31, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of March 31, 2011, the Company had $3,868,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

The 10% Convertible Note matures and all outstanding principal is due and payable on June 30, 2011.

As of March 31, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities
Net cash used in operating activities in the three months ended March 31, 2011 and 2010 was $45,544 and $40,771, respectively. Cash used 2011 versus 2010 was only slightly higher year over year as a result of the strict management of cash. The net loss generated in the first three months of 2011 was $92,719 less than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to continue to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2011 to be equal if not slightly greater than the 2010 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $235,710 in the first three of 2011 versus $276,411 in first three months of 2010. The change in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of March 2011. For the three months ended March 31, 2011 and 2010 the Company recognized non-cash expenses of $5,614 and $102,902, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first three months of 2011 the Company recognized a loss adjustment to derivatives of $67,914 and for the same period of 2010 a gain of $194, a net increase of $68,108.

No reduction in outstanding liabilities during the first three months of 2011 resulted in a forgiveness of debt.  During the first three months of 2010, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $47,361.

Investing activities
No cash was used in investing activities in the three months ended March 31, 2011 or 2010.

Financing Activities
Net cash provided from financing activities in the three months ended March 31, 2011 and 2010 was $51,500 and $0, respectively. The cash flows from financing activities in the three months of 2011 were a receipt of $1,500 in proceeds from a non-interest bearing Unsecured Promissory Note with the CEO, $35,000 in proceeds from Longview Special Finance and $15,000 in proceeds from Platinum Long Term Growth IV. No cash was used or provided from financing activities in the three months ended March 31, 2010.

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

 Refer to the Company’s December 31, 2010 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first three months ended March 31, 2011.

  Comparison of Statement of Operations for the three months ended March 31, 2011 and 2010

Revenue and Gross Profit
During the three months ended March 31, 2011 and 2010, the Company recorded $76,274 and $35,134, respectively in consolidated revenue. First quarter 2011 revenue included $1,160 from shipments of halloysite based products and $75,114 from Combotexs products including medical boards and related products. Consolidated cost of goods sold was $21,956 and $6,402 for the shipments completed in the respective quarters. Gross margin of $54,318 and $28,732 was realized for the three months ended March 31, 2011 and 2010, respectively.

Gross margin realized in the three months ended March 31, 2011 was 71% compared to 82% for three months ended March 31, 2010. The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended		Variance
	March 31,		increase
Sales, Cost of Goods, and Gross Margin	2011	2010	(decrease)
Halloysite based products, Sales	$1,160	$35,134	$(33,974)
Combotexs, Sales	75,114	-	75,114
	76,274	35,134	41,140
Halloysite cost of goods	1,500	6,402	(4,902)
Combotexs cost of goods	20,456	-	20,456
Consolidated Gross Margin	$54,318	$28,732	$25,586

Operating Expenses
Research and development expenses for the three months ended March 31, 2011 were $44,281 compared to $106,140 for the three months ended March 31, 2010.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $53,000 in the three months ended March 31, 2010.  There were no fees for the three months ended March 31, 2011. This reflects the re-negotiated license with the Naval Research Laboratory effective November 5, 2010 which eliminated the minimum royalties and now requires an annual license fee of $5,000 payable each October.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2011	2010	(decrease)
Consulting services	$4,020	$8,839	$(4,819)
Patent costs	55	58,880	(58,825)
Depreciation	27,899	28,589	(690)
Rent & utilities	10,543	8,048	2,495
All other	1,764	1,784	(20)
	$44,281	$106,140	$(61,859)

Total general and administrative expenses for the three months ended March 31, 2011 was $95,340 as compared to expenses of $152,975 for the three months ended March 31, 2010. The decrease in general and administrative expenses reflects the reduction in costs of the quarterly review by the external auditors, and the receipt of the New York State tax credit/refund ($43,615) which partially offset the costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935), the costs of Combotexs, and the compensation of new board members ($11,250) during the same first quarter.  Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	March 31,		Increase
General and Administrative	2011	2010	(decrease)
Salaries & benefits	$67,344	$48,224	$19,120
Consulting Services	10,069	-	10,069
Legal & professional fees	12,000	67,960	(55,960)
Depreciation & amortization of intangible assets	240	9,843	(9,603)
Insurance expense	1,106	1,104	2
Shareholder expense	20,925	3,294	17,631
State tax	(33,080)	2,037	(35,117)
All other	16,736	20,513	(3,777)
	$95,340	$152,975	$(57,635)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending March 31, 2011 amortization of this maturing debt discount was $1,799 as compared to $81,862 for the three months ending March 31, 2010. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $6,574 for the three months ending March 31, 2011 as compared to $5,625 for the three months ending March 31, 2010.

	For the three months ended		Variance
	March 31,		increase
Other (Expense) Income	2011	2010	(decrease)
Amortization of debt discount	$(1,799)	$(81,682)	$(79,883)
Interest to Senior convertible and promissory notes	(80,325)	(80,508)	(183)
Interest to 10% Subordinated Secured Convertible Notes	(6,574)	(5,625)	949
Amortization of financing costs	(3,815)	(21,220)	(17,405)
Interest earned on cash	1	29	(28)
	$(92,512)	$(189,006)	$(96,494)

Net (loss) gain on derivative liability	$(67,914)	$194	$(68,108)

Gain (loss) on forgiveness/modification of debt	$(30,000)	$47,361	$(77,361)

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a loss of $67,914 in the first quarter of 2011 and a gain of $194 during the first quarter of 2010.

During the first quarter of 2010, the Company entered into agreements with certain vendors to settle liabilities that were outstanding as of prior periods for amounts less than was recorded during those prior periods.  The most significant item of debt forgiveness during the first quarter of 2010, in the amount of $45,235, reflects the March 17, 2010 agreement between the Company and Technology Innovations, LLC (“TI”) that capped the fees payable under the TI consulting agreement to the 750,000 common shares granted to TI during the first quarter of 2010.  No future payments are required under the agreement.

The vendor concessions of $47,361 were treated as a gain in the first quarter of 2010, which is the period that the related vendor agreements were reached.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the 10% Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.  The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations.

Item 4. - Controls and Procedures

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with the segregation of duties were ineffective.  During the fourth quarter of 2008 and the first half of 2009 the Company experienced the resignations in the positions of controller, Chief Financial Officer and Chief Executive Officer. These roles have been filled since the first quarter of 2009 by part time and contract staffing. To address the material weaknesses the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 None.

Item 3. Defaults Upon Senior Securities
Effective as of April 4, 2011 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2011 unless extended by the lenders in their discretion.

Effective as of April 4, 2011 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
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
$190,000 8% Senior Secured Promissory Note due January 31, 2010,
$136,375 8% Senior Secured Promissory Note due January 31, 2010,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,
$15,000 8% Senior Secured Promissory Note due June 30, 2009,
$25,000 16% Senior Secured Promissory Note due October 12, 2009, and
one or more secured bridge notes in the current principal amount of $153,884 (together the “Notes”).

Also, effective as of  April 4, 2011 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of April 5, 2011 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2011 unless extended by Longview Special Finance Inc. in their discretion. Due to the Company’s default on various terms and conditions under the following borrowing agreements:
$500,000 8% Senior Secured Notes due March 6, 2009,
$20,000 8% Senior Secured Notes due March 6, 2009,
$30,000 Senior Secured Promissory Note due January 31, 2010,
$25,500 Senior Secured Promissory Note due January 31, 2010,
$34,750 16% Senior Secured Promissory Note due January 31, 2010,
$40,000 16% Senior Secured Promissory Note due November 1, 2009,
$3,846 Senior Secured Promissory Note date January 1, 2011,
$3,077 Senior Secured Promissory Note date January 15, 2011, and
$9,000 Senior Secured Promissory Note date January 15, 2011.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until June 30, 2011, respectively.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.  On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during he forbearance period will be adjusted to 18%.

Item 4. Submission of Matters to a Vote of Security Holders
 None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.91	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $2,250 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.

10.92
8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $12,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

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

NaturalNano, Inc.

Date:	May 20, 2011	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)