Form 10-Q
period 2011-06-30
NaturalNano, Inc.
filed 2011-08-15
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended : June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:                                              000-49901

NATURALNANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

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
291,333,877 as of August 12, 2011

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
NATURALNANO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$29,803	$6,861
Accounts receivable	39,670	13,694
Inventory	52,555	16,738
Prepaid expenses and other current assets	15,612	16,412
Total current assets	137,640	53,705

Property and equipment, net	92,144	145,177
Goodwill	80,332	80,332
Deferred financing costs, net	-	3,815
Total non-current assets	172,476	229,324
Total Assets	$310,116	$283,029
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,569,000	$3,604,000
Senior secured promissory notes	314,557	249,557
Subordinated secured convertible note, net of discount of $0 and $1,799, respectively	210,000	223,201
Unsecured promissory note	3,000	-
Accounts payable	478,834	507,556
Accrued expenses	74,049	103,368
Accrued interest	608,378	582,559
Accrued payroll	674,103	620,907
Deferred revenue	70,000	72,270
Registration rights liability	82,489	82,489
Derivative liability	86,179	60,909
Total current liabilities	6,170,589	6,106,816

Derivative liability	28,740	15,758
Contingent consideration related to business combination	22,107	22,107
Other long term liabilities	37,000	40,000
Total Liabilities	6,258,436	6,184,681

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 678,750 and 730,000 with an aggregate liquidation preference of $1,358 and $1,460 respectively	679	730
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 291,333,877 and 207,366,477, respectively	291,333	207,366
Additional paid in capital	19,209,192	19,028,358
Noncontrolling interest in subsidiary	42,436	33,325
Accumulated deficit	(25,496,210)	(25,175,681)
Total stockholders' deficiency	(5,948,320)	(5,901,652)
Total liabilities and stockholders' deficiency	$310,116	$283,029

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Income:
Revenue	$127,527	$96,711	$203,815	$131,845
Cost of goods sold	35,996	79,454	57,953	85,855
Gross profit	91,531	17,257	145,862	45,990
Operating expenses:
Research and development	38,903	106,452	83,184	212,592
General and administrative	96,357	206,178	191,697	359,154
	135,260	312,630	274,881	571,746

Loss from Operations	(43,729)	(295,373)	(129,019)	(525,756)

Other income (expense):
Interest expense, net	(92,175)	(98,233)	(184,686)	(287,239)
Net gain (loss) on derivative liability	29,662	(14,014)	(38,252)	(13,820)
Net gain on forgiveness/modification of debt	38,950	—	8,950	47,361
Gain on insurance settlement	31,589	—	31,589	—
	8,026	(112,247)	(182,399)	(253,698)
Consolidated net loss	(35,703)	(407,620)	(311,418)	(779,454)
Less: Consolidated net income attributable to noncontrolling interest in subsidiary	(5,725)	(224)	(9,111)	(224)
Consolidated net loss attributable to the controlling interest	$(41,428)	$(407,844)	$(320,529)	$(779,678)

Loss per common share - basic and diluted	$-	$-	$-	$(0.01)

Weighted average shares outstanding	255,980,985	134,525,542	237,776,258	120,093,151

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2010	207,366,477	$207,366	4,998,000	$4,980	$19,028,358	$(25,175,681)	$33,325	$(5,901,652)
Grant of common stock for services @:
$0.001 to $0.003 per share	8,250,000	8,250			9,500			17,750
$0.0006 per share	22,000,000	22,000			(8,400)			13,600
Issuance of common stock as interest payment $0.005 per share	29,517,400	29,517			118,070			147,587
Warrant issued for services					5,813			5,813
Shares issued on debt conversion	16,000,000	16,000			64,000			80,000
Series B preferred shares converted to common shares	8,200,000	8,200	(51,250)	(51)	(8,149)			-
Net income (loss) for the six months ended 06/30/11						(320,529)	9,111	(311,418)
Balance at June 30, 2011	291,333,877	$291,333	4,946,750	$4,929	$19,209,192	$(25,496,210)	$42,436	$(5,948,320)

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to controlling interest	$(320,529)	$(779,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,033	78,919
Amortization of discount on convertible notes	1,799	84,383
Amortization of deferred financing costs	3,815	27,129
Non-cash gain on forgiveness of debt	(38,950)	(47,361)
Fair value adjustment of derivative liabilities	38,252	13,820
Issuance of stock for services	31,350	40,958
Issuance of stock for interest	147,587	70,903
Issuance of warrants for services	5,813	83,700
Loss on modification of debt	30,000	-
Income from non-controlling interest in subsidiary	9,111	224
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(35,817)	232
Increase in accounts receivable	(25,976)	-
Decrease in other current assets	800	67,954
Decrease in accounts payable, accrued
payroll and accrued expenses	59,924	243,274
(Decrease) increase in deferred revenue	(2,270)	33,777
Decrease in other liability	(3,000)	(3,000)
Net cash used in operating activities	(45,058)	(84,766)
Cash flows from financing activities:
Proceeds from 10% senior secured promissory notes	65,000	-
Proceeds from unsecured promissory note	3,000	5,000
Net cash provided by financing activities	68,000	5,000
Increase (decrease) in cash	22,942	(79,766)
Cash at beginning of period	6,861	89,901
Cash at end of period	$29,803	$10,135

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,671	$7,212

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$80,000	$-
Acquisition of subsidiary through issuance of common stock and warrants	$-	$87,836
Conversion of preferred shares into common shares	$8,200	$3,200

See notes to consolidated financial statements

NATURALNANO, INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 and 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements
The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2011 and December 31, 2010 based on rates charges being consistent with current market rates available to the Company.

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

   Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2011 of $311,418 and had negative working capital of $6,032,949 and a stockholders’ deficiency of $5,948,320 at June 30, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

QETC rebate for fiscal year ended December 31, 2009
The QETC tax rebate for 2009 had been in audit since its filing in September of 2010.  The Company received notice in March 2011 that the audit was complete and that the rebate for 2009 would be for $60,073.  NaturalNano received the first payment of $43,615 in March of 2011 and that amount was reflected in the financial statements for the first quarter of 2011.  The Company received the final payment of $16,458 on April 14, 2011 and that amount is reflected in the financial for the second quarter of 2011.  These amounts are presented as a reduction of general and administrative expenses.

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

As of June 30, 2011, there were 301,663,292 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of June 30, 2011, the Company had $3,883,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

On January 23, 2011, the Company borrowed a total of $50,000 with $15,000 from Platinum and $35,000 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on June 30, 2011.  A forbearance agreement was entered into with both Platinum and Longview effective June 30, 2011 which extended the due date of the outstanding principal balance to November 22, 2011.

On April 15, 2011, the Company borrowed a total of $15,000 with $12,750 from Platinum and $2,250 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on June 30, 2011.  A forbearance agreement was entered into with both Platinum and Longview effective June 30, 2011 which extended the due date of the outstanding principal balance to November 22, 2011.

During the first six months of 2011, the Company issued 26,000,000 shares of common stock to Platinum in payment of $130,000 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During the first six months of 2011, the Company issued 7,000,000 shares of common stock to Alpha Capital Partners in payment of $35,000 of principal obligations on the Senior Secured Convertible Notes with Longview Special Finance. In accordance with the debt agreement, these shares were issued to Alpha Capital Partners using a conversion price of $0.005 per common share.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.  The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations.  Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011.

During the first six months of 2011, the Company issued 9,000,000 and 3,517,400 shares of common stock to Cape One in payment of $45,000 of principal obligations and $17,587 of interest expense obligations, respectively, on the 10% Convertible Note.  In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

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

As of June 30, 2011, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company with a forbearance agreement related to this default through November 22, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At June 30, 2011 and December 31, 2010 the outstanding balance for this obligation was $82,489.

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

Approximate information concerning the Company’s operations by reportable segment as of and for the three and six months ended June 30, 2011 are as follows:

	NaturalNano		Combotexs		Consolidated

	For the three months ended		For the three months ended		For the three months ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Segment profit (loss) from operations	$(61,938)	$(301,933)	$18,209	$6,560	$(43,729)	$(295,373)
Revenues from external customers	$68,301	$3,918	$59,226	$92,793	$127,527	$96,711
Revenues from intersegment sales	$6,540	$43,610	$-	$-	$6,540	$43,610
Interest expense and amortization of debt discount	$92,175	$98,233	$-	$-	$92,175	$98,233
Depreciation and amortization	$24,654	$38,433	$240	$160	$24,894	$38,593
Significant non-cash items:
Equity based payments	$13,600	$128,497	$-	$-	$13,600	$128,497

	NaturalNano		Combotexs		Consolidated

	For the six months ended		For the six months ended		For the six months ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Segment profit (loss) from operations	$(170,302)	$(532,316)	$41,283	$6,560	$(129,019)	$(525,756)
Revenues from external customers	$69,460	$39,052	$134,355	$92,793	$203,815	$131,845
Revenues from intersegment sales	$12,180	$43,610	$-	$-	$12,180	$43,610
Interest expense and amortization of debt discount	$184,686	$287,239	$-	$-	$184,686	$287,239
Depreciation and amortization	$52,553	$78,759	$480	$160	$53,033	$78,919
Significant non-cash items:
Equity based payments	$37,163	$169,197	$-	$-	$37,163	$169,197

Total Assets - As of June 30, 2011, the Company had total assets of approximately $310,116 ($283,029 at December 31, 2010) of which approximately $155,680 ($178,005 at December 31, 2010) was for NaturalNano and approximately $154,436 ($105,024 at December 31, 2010) was for Combotexs.

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months and six months ended June 30, 2011, the Company derived 53% and 35%, respectively of its revenue from one customer, which is included in the NaturalNano operating segment.

5.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of June 30, 2011 and December 31, 2010 are as follows:
•
The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.

•
The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the Senior Secured Convertible debt entered into in 2007.  These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.  These warrants expired unexercised during the second quarter of 2011 resulting in the elimination of the liability as of June 30, 2011.

•
The debt conversion feature and the 45 million warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009.  These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.

•	The 15,000,000 warrant shares granted to the CEO of the Company at an exercise price of $0.01 per share on January 2011 which vest over three years.

The fair value of the derivatives is as follows:

Derivative Liability	June 30, 2011	December 31, 2010
Platinum Advisor’s warrants	$-	$16,197
Senior Secured Convertible Notes conversion feature	108,323	57,022
10% Subordinated Secured Convertible Note conversion feature	5,844	3,448
Cape One warrants	144	-
CEO warrants	608	-
Total	$114,919	$76,667

 Fair Value Valuation Hierarchy Measurement
ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
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

	For the six months ended
	June 30,
	2011	2010
Fair value – beginning	$76,667	$84,603
Loss (gain) recognized in Q1	67,914	(194)
Loss (gain) recognized in Q2	(29,662)	14,014
Fair value – ending	$114,919	$98,423

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

7.  STOCKHOLDERS EQUITY

During the first three months of 2011, the Company issued an aggregate of 3,750,000 shares of common stock to three individuals in connection with board services provided to the Company in an aggregate amount of $11,250.  Each of the 3 individuals received 1,000,000 shares that vested immediately and 1,000,000 shares that vest quarterly throughout 2011 for services provided.  The value of the shares will be recognized over the requisite service period resulting in $11,250 of compensation expense during the 3 months ended March 31, 2011.  Expense related to the second quarter of 2011 is not considered material.

On January 3, 2011, Mr. Jim Wemett was awarded 15,000,000 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero.  The fair value of the warrant will be recorded monthly over the 36 month life of the warrant.  During the six months ended June 30, 2011, the Company recorded $5,813 of expense for the vested portion of the warrant.

During the first six months of 2011, the Company issued 26,000,000 shares of common stock to Platinum in payment of $130,000 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On February 11, 2011, Alpha Capital Partners (“Alpha”) converted $35,000 of principal on the Longview Senior Secured Convertible Notes into 7,000,000 common shares.  In accordance with the debt agreement, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During the first six months of 2011, the Company issued 12,517,400 shares of common stock to Cape One in payment of $17,587 of interest expense obligations and $45,000 of principal obligations on the Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

During the first six months of 2011, the Company issued an aggregate of 26,500,000 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $20,100.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2011, there were common stock warrants outstanding to purchase an aggregate 112,440,741 shares of common stock pursuant to various warrant grant agreements.  In May of 2011, 162,093,910 warrants originally issued to Platinum Advisors in March of 2007 expired unexercised.

On May 20, 2011 and June 8, 2011 Alpha Capital Anstalt converted 20,000 and 31,250 preferred shares held by Longview Special Finance into 3,200,000 and 5,000,000 common shares respectively.

8.  INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the “2008 Plan”), the 2009 Incentive Stock Plan (the “2009 Plan”), and the 2011 Stock Incentive Plan (the “2011 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.  The shares of common stock underlying the plans are reserved by the Company from its authorized, but not issued common stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares.

The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, the 2008 Plan is authorized to grant up to 800 million unit share awards, the 2009 Plan is authorized to grant up to 20 million unit share awards and the 2011 Plan is authorized to grant up to 25 million unit share awards.

A summary of the option activity for the six months ended June 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2011	12,673,333	$0.21	4.99
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at June 30, 2011	12,673,333	$0.21	4.49

Options exercisable at June 30, 2011	12,673,333	$0.21	4.49

9.  CREDITOR CONCESSIONS

During the six months that ended June 30, 2010 and June 30, 2011, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet.  As a result of the agreements, a gain on forgiveness of debt of $47,361 was recognized in the first half of 2010.  Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting in a final settlement agreement between TI and the Company dated March 17, 2010.  No future payments are required under the TI consulting agreement.  In the first half of 2011, the Company recorded a gain on forgiveness of debt of $38,950.

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

11. INSURANCE SETTLEMENT

In April 2011, the Company received a settlement payment of $31,589 on an insurance claim submitted in July 2010 for a warehousing fire at a vendor location that occurred on June 29, 2010. The Company stored halloysite clay inventory at the vendor location.  The Company recorded the settlement payment as Other Income in the second quarter of 2011.

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

Liquidity and Capital Resources
Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2011 of $311,418 and had negative working capital of $6,032,949 and a stockholders’ deficiency of $5,948,320 at June 30, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2011, the Company had $3,883,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of June 30, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities
Net cash used in operating activities in the six months ended June 30, 2011 and 2010 was $45,058 and $84,766, respectively. Cash used 2011 versus 2010 is down over 47% due to paying vendors – subcontractors, consultants, rent, interest and other vendor expenses – with common stock as well as a 55% increase in revenue over the same period. The net loss generated in the first half of 2011 was $459,149 lower than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect total consolidated spending in 2011 to be equal if not slightly greater than the 2010 levels, and we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $281,810 in the first half of 2011 and $352,675 in first half of 2010. The change in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of March 2011. For the six months ended June 30, 2011 and 2010 the Company recognized non-cash expenses of $5,614 and $111,512, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first six months of 2011 the Company recognized a loss adjustment to derivatives of $38,252 and for the same period 2010 a loss adjustment to derivatives of $13,820, a net increase of $24,432.

During the first six months of 2011 and 2010, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $38,950 and $47,361 respectively.

Investing activities
There was no net cash used in investing activities in the six months ended June 30, 2011 and 2010, respectively.

Financing Activities
Net cash provided from financing activities in the six months ended June 30, 2011 and 2010 was $68,000 and $5,000, respectively. The cash flows from financing activities in the six months of 2010 were a receipt of $5,000 in proceeds from a 5% Unsecured Promissory Note with an unrelated party. The cash flows from financing activities in the first half of 2011 were a receipt of $3,000 in proceeds from a non-interest bearing Unsecured Promissory Note with the CEO, $37,250 in proceeds from Longview Special Finance and $27,750 in proceeds from Platinum Long Term Growth IV.

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

 Refer to the Company’s December 31, 2010 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first six months ended June 30, 2011.

 Comparison of Statement of Operations for the three months ended June 30, 2011 and 2010

Revenue and Gross Profit
During the three months ended June 30, 2011 and 2010, the Company recorded $127,527 and $96,711, respectively in consolidated revenue. Second quarter 2011 revenue included $68,000 from shipments of halloysite based products and $59,527 from Combotexs products including medical boards and related products. Second quarter 2010 revenue included $3,918 from shipments of halloysite based products and $92,793 from Combotexs products including medical boards and related products.  Consolidated cost of goods sold was $35,996 and $79,454 for the shipments completed in the respective quarters. Gross profit of $91,531and $17,257 was realized for the three months ended June 30, 2011 and 2010, respectively.

Gross profit realized in the three months ended June 2011 was 72% compared to 18% for three months ended June 2010. The variance is attributable in two areas; first, the Combotexs products have a lower gross margin than the sale of halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.  Lastly, in 2011, the Company altered its production of the Combotexs products thereby significantly reducing its costs of production.

	For the three months ended June 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2011	2010	(decrease)
Halloysite based products	$68,000	$3,918	$64,082
Combotexs	59,527	92,793	(33,266)
	127,527	96,711	30,816

Halloysite cost of goods	19,689	3,315	16,374
Combotexs cost of goods	16,307	76,139	(59,832)

Consolidated Gross Profit	$91,531	$17,257	$74,274

Operating Expenses
Research and development expenses for the three months ended June 30, 2011 were $38,903 compared to $106,452 for the three months ended June 30, 2010.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $53,000 in the three months ended June 30, 2010.  There were no fees for the three months ended June 30, 2011.This reflects the re-negotiated license with the Naval Research Laboratory effective November 5, 2010 which eliminated the minimum royalties and now requires an annual license fee of $5,000 payable each October.

	For the three months ended June 30,		Variance increase
Research and Development	2011	2010	(decrease)
Salaries & benefits	$-	$948	$(948)
Consulting services	4,679	7,254	(2,575)
Patent costs	(702)	58,311	(59,013)
Depreciation	24,654	28,589	(3,935)
Rent & utilities	8,021	9,856	(1,835)
All other	2,251	1,494	757
	$38,903	$106,452	$(67,549)

Total general and administrative expenses for the three months ended June 30, 2011 was $96,357 as compared to $206,178 for the three months ended June 30, 2010. The decrease in general and administrative expenses reflects compensation for the Company’s sole officer and reflects the fair market value of warrants granted to the Company’s president in 2010 in the amount of $83,700 determined using the Black Scholes valuation model.  In addition to this amount, the Company received the New York State tax refund of $16,418 in April 2011. The increase in consulting services relates to the hiring of a public relations firm for a web and sales campaign during the second quarter of 2011.  The increase in shareholder expense is related to the compensation of three new board members in 2011. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended June 30,		Variance increase (decrease)
General and Administrative	2011	2010
Salaries & benefits	$64,664	$145,542	$(80,878)
Consulting services	15,881	1,500	14,381
Legal & professional fees	6,000	16,250	(10,250)
Depreciation & amortization of intangible assets	240	9,843	(9,603)
Insurance expense	1,076	1,026	50
Shareholder expense	13,044	3,440	9,604
State tax	(16,418)	-	(16,418)
All other	11,870	28,577	(16,707)
	$96,357	$206,178	$(109,821)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending June 2011 amortization of this maturing debt discount was $0 as compared to $2,701 for the three months ending June 2010. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $10,719 for the three months ending June 30, 2011 as compared to $5,625 for the three months ending June 30, 2010.  The increase in interest expense on these notes relates to the increase from 10% to 18% interest in March 2011 in consideration of the forbearance agreement.  In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire.  In May 2011, the Company recorded a gain on forgiveness of debt of $38,950 representing a negotiated reduction in past accounting fees.

	For the three months ended June 30,		Variance increase
Other (Expense) Income	2011	2010	(decrease)
Amortization of debt discount	$-	$(2,701)	$(2,701)
Interest to Senior convertible and promissory notes	(81,460)	(84,002)	(2,542)
Interest to Subordinated Secured Convertible Notes	(10,719)	(5,625)	5,094
Amortization of financing costs	-	(5,909)	(5,909)
Interest earned on cash	4	4	-
	$(92,175)	$(98,233)	$(6,058)

Net gain (loss) on derivative liability	$29,662	$(14,014)	$43,676
Income from insurance settlement	$31,589	$-	$31,589
Gain on forgiveness of debt	$38,950	$-	$38,950

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a gain of $29,662 in the second quarter of 2011 and a loss of $14,014 during the second quarter of 2010.

Comparison of Statement of Operations for the six months ended June 30, 2011 and 2010

Revenue and Gross Profit
During the six months ended June 30, 2011 and 2010, the Company recorded $203,815 and $131,845, respectively in revenue. For the six months ending 2011 $134,655 came from Combotexs sales and the $69,160 from shipments of halloysite based product samples; the sales for the same period 2010 came from $92,793 of Combotexs sales and $39,052 from shipments of halloysite based product samples. The related cost of goods sold was $57,953 and $85,855 for these shipments completed in the respective quarters. Gross profit of $145,862 and $45,990 was realized for the six months ended June 30, 2011 and 2010, respectively.

Gross profit realized in the first half of 2011 was 72% compared to 35% in the first half of 2010.  The variance is attributable in a few areas; first, the Combotexs products have a lower gross margin than the sale of Halloysite based products. Second, the Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.  Lastly, in 2011, the Company altered its production of the Combotexs products thereby significantly reducing its costs of production.  In 2010, the Combotexs business was only part of the Company’s financial statements for the second quarter while in 2011, the Combotexs business was incorporated for the entire six month period.

	For the six months ended June 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2011	2010	(decrease)
Halloysite based products	$69,160	$39,052	$30,108
Combotexs	134,655	92,793	41,862
	203,815	131,845	71,970

Halloysite cost of goods	21,189	9,717	11,472
Combotexs cost of goods	36,764	76,138	(39,374)

Consolidated Gross Profit	$145,862	$45,990	$99,872

Operating Expenses
Total research and development expenses for the six months ended June 30, 2011 were $83,184 compared to $212,592 for the six months ended June 30, 2010.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $106,000 in the first half of 2010 while having no expense related to the licensing agreement in the first half of 2011. This reflects the re-negotiated license with the Naval Research Laboratory effective November 5, 2010 which eliminated the minimum royalties and now requires an annual license fee of $5,000 payable each October.

	For the six months ended		Variance
	June 30,		increase
Research and Development	2011	2010	(decrease)
Salaries & benefits	$-	$948	$(948)
Consulting services	8,699	16,092	(7,393)
Patent costs and licensing fees	(647)	117,191	(117,838)
Depreciation	52,553	57,179	(4,626)
Rent & utilities	18,564	17,904	660
All other	4,015	3,278	737
	$83,184	$212,592	$(129,408)

Total general and administrative expenses for the six months ended June 30, 2011 were $191,697 as compared to $359,154 for the six months ended June 30, 2010. The Company incurred $158,700 in compensation for its sole officer during the first half of 2010 and only $37,500 in the comparable period in 2011. Included in the 2010 officer’s compensation was $83,700 of warrant expense.  In addition to the officer compensation variance, in 2011 the company has negotiated the reduction in costs of the quarterly review by the external auditors and received the New York State tax refund of $60,073 which partially offsets the costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935), the costs of Combotexs, and the additional compensation of the new board members ($13,500) during the same first six months.  Management continues to actively assess the Company’s operating structure with the objective of aligning cash expenditures and expenses with growth in total revenue.

	For the six months ended		Variance
	June 30,		increase
General and Administrative	2011	2010	(decrease)

Salaries & Benefits	$132,007	$193,766	$(61,759)
Consulting services	25,950	-	25,950
Legal & professional fees	6,000	85,710	(79,710)
Depreciation & amortization of intangible assets	480	19,687	(19,207)
Insurance expense	2,182	2,130	52
Shareholder expense	33,969	6,734	27,235
State tax	(49,498)	2,037	(51,535)
All other	40,607	49,090	(8,483)
	$191,697	$359,154	$(167,457)

Other (Expense) Income
Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first half of 2010 amortization of this maturing debt discount was $84,383 as compared to $1,799 in the first half of 2011. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $17,292 for the first six months of 2011 as compared to $11,250 for the first six months of 2010.  The increase in interest expense on these notes relates to the increase from 10% to 18% interest in March 2011 in consideration of the forbearance agreement. In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire.

	For the six months ended		Variance
	June 30,		increase
Other (Expense) Income	2011	2010	(decrease)
Amortization of debt discount	$(1,799)	$(84,383)	$(82,584)
Interest on Senior convertible and promissory notes	(161,785)	(164,510)	(2,725)
Interest to Subordinated Secured Convertible Notes	(17,292)	(11,250)	6,042
Amortization of financing costs	(3,815)	(27,129)	(23,314)
Interest earned on cash	5	33	(28)
	$(184,686)	$(287,239)	$(102,553)

Net loss on derivative liability	$(38,252)	$(13,820)	$24,432
Income from insurance settlement	$31,589	$-	$31,589
Net gain on forgiveness/modification of debt	$8,950	$47,361	$(38,411)

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first half of 2011 and 2010, respectively, the Company recognized a net loss of $38,252 and $13,820 relating to the changes in fair market value for these derivative liabilities.

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

The vendor concessions of $8,950 and $47,361 and were treated as gains in the second quarter of 2011 and first quarter of 2010, which is the period the related vendor agreements were reached.  The 2011 net vendor concession total of $8,950 reflects the $30,000 charge related to the forbearance agreement signed with Cape One in March offset by the $38,950 credit received in May from the negotiation of the Company’s past accounting fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
 None.

Item 3. Defaults Upon Senior Securities
Effective as of June 30, 2011 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until November 22, 2011 unless extended by the lenders in their discretion.

Effective as of June 30, 2011 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:
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
$190,000 8% Senior Secured Promissory Note due January 31, 2010,
$136,375 8% Senior Secured Promissory Note due January 31, 2010,
$5,000 8% Senior Secured Promissory Note due June 30, 2009,
$15,000 8% Senior Secured Promissory Note due June 30, 2009,
$25,000 16% Senior Secured Promissory Note due October 12, 2009, and
one or more secured bridge notes in the current principal amount of $152,923 (together the “Notes”).

Also, effective as of June 30, 2011 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of June 30, 2011 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until November 22, 2011 unless extended by Longview Special Finance Inc. at their discretion. Due to the Company’s default on various terms and conditions under the following borrowing agreements:
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

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until November 22, 2011, respectively.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.  On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%.  Effective June 30, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from June 30, 2011 to October 1, 2011.

Item 4. Submission of Matters to a Vote of Security Holders
 None.

Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.93
Letter Agreement effective as of June 30, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $186,634 (together the “Notes”).

**
10.94	Letter Agreement effective as of June 30, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.95	Letter Agreement effective as of June 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.

10.96
Letter Agreement effective as of June 30, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to  the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.

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

NaturalNano, Inc.

Date:	August 15, 2011	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)