Form 10-Q
period 2011-09-30
NaturalNano, Inc.
filed 2011-11-14
CIK 863895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :                                    September 30, 2011

or

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
387,946,557 as of November 11, 2011

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements
NATURALNANO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$7,652	$6,861
Accounts receivable	12,107	13,694
Inventory	56,528	16,738
Prepaid expenses and other current assets	11,109	16,412
Total current assets	87,396	53,705

Property and equipment, net	69,447	145,177
Goodwill	80,332	80,332
Deferred financing costs, net	-	3,815
Total non-current assets	149,779	229,324
Total Assets	$237,175	$283,029
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,569,000	$3,604,000
Senior secured promissory notes	329,557	249,557
Subordinated secured convertible note, net of discount of $0 and $1,799, respectively	240,000	223,201
Accounts payable	491,002	507,556
Accrued expenses	81,441	103,368
Accrued interest	437,481	582,559
Accrued payroll	703,283	620,907
Deferred revenue	70,000	72,270
Registration rights liability	82,489	82,489
Derivative liability	10,819	60,909
Total current liabilities	6,015,072	6,106,816

Derivative liability	23,921	15,758
Contingent consideration related to business combination	22,107	22,107
Other long term liabilities	35,500	40,000
Total Liabilities	6,096,600	6,184,681

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 647,500 and 730,000 with an aggregate liquidation preference of $1,295 and $1,460 respectively	648	730
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 352,946,557 and 207,366,477, respectively	352,946	207,366
Additional paid in capital	19,420,380	19,028,358
Noncontrolling interest in subsidiary	35,138	33,325
Accumulated deficit	(25,672,787)	(25,175,681)
Total stockholders' deficiency	(5,859,425)	(5,901,652)
Total Liabilities and Stockholders' Deficiency	$237,175	$283,029

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Income:
Revenue	$30,136	$107,874	$233,951	$239,719
Cost of goods sold	12,399	59,141	70,351	144,790
Gross profit	17,737	48,733	163,600	94,929
Operating expenses:
Research and development	39,556	108,323	122,741	320,915
General and administrative	115,069	150,534	306,766	509,894
	154,625	258,857	429,507	830,809

Loss from Operations	(136,888)	(210,124)	(265,907)	(735,880)

Other income (expense):
Interest expense, net	(97,165)	(103,562)	(281,852)	(390,802)
Net gain (loss) on derivative liability	80,179	(12,313)	41,927	(26,133)
Net gain (loss) on forgiveness/modification of debt	(30,000)	64,691	(21,050)	112,052
Gain on insurance settlement	-	4,490	31,589	4,490
	(46,986)	(46,694)	(229,386)	(300,393)
Consolidated net loss	(183,874)	(256,818)	(495,293)	(1,036,273)
Less: Consolidated net (income) loss attributable to noncontrolling interest in subsidiary	7,297	1,097	(1,813)	874
Consolidated net loss attributable to the controlling interest	$(176,577)	$(255,721)	$(497,106)	$(1,035,399)

Loss per common share - basic and diluted	$-	$-	$-	$(0.01)

Weighted average shares outstanding	306,056,346	132,544,494	260,786,397	130,004,447

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2010	207,366,477	$207,366	4,980,000	$4,980	$19,028,358	$(25,175,681)	$33,325	$(5,901,652)
Grant of common stock for services @:
$0.001 to $.003 per share	8,250,000	8,250			9,500			17,750
$0.0006 per share	25,000,000	25,000			(9,600)			15,400
Issuance of common stock as interest payment $ 0.005 per share	83,130,080	83,130			332,520			415,650
Warrant issued for services					8,720			8,720
Shares issued on debt conversion	16,000,000	16,000			64,000			80,000
Series B preferred shares converted to common shares	13,200,000	13,200	(82,500)	(82)	(13,118)			-
Net income (loss) for the nine months ended 09/30/11						(497,106)	1,813	(495,293)
Balance at September 30, 2011	352,946,557	$352,946	4,897,500	$4,898	$19,420,380	$(25,672,787)	$35,138	$(5,859,425)

See notes to consolidated financial statements

NATURALNANO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to controlling interest	$(497,106)	$(1,035,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,730	117,003
Amortization of discount on convertible notes	1,799	87,084
Amortization of deferred financing costs	3,815	33,103
Non-cash gain on forgiveness of debt	(38,950)	(112,052)
Fair value adjustment of derivative liabilities	(41,927)	26,133
Issuance of stock for services	33,150	60,258
Issuance of stock for interest	415,650	94,855
Issuance of warrants for services	8,720	83,700
Loss on modification of debt	60,000	-
Income (loss) from non-controlling interest in subsidiary	1,813	(874)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(39,790)	2,488
Increase in accounts receivable	1,587	-
Decrease in other current assets	5,303	356,365
(Decrease) increase in accounts payable, accrued
payroll and accrued expenses	(62,233)	176,756
(Decrease) increase in deferred revenue	(2,270)	-
Decrease in other liability	(4,500)	(4,500)
Net cash used in operating activities	(79,209)	(115,080)
Cash flows from financing activities:
Proceeds from senior secured promissory notes	80,000	23,846
Proceeds from unsecured promissory notes	18,080	5,000
Payment on unsecured promissory notes	(18,080)	(2,500)
Net cash provided by financing activities	80,000	26,346
Increase (decrease) in cash	791	(88,734)
Cash at beginning of period	6,861	89,901
Cash at end of period	$7,652	$1,167

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,671	$12,874

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$80,000	$-
Acquisition of subsidiary through issuance of common stock and warrants	$-	$87,836
Conversion of preferred shares into common shares	$13,200	$3,200

See notes to consolidated financial statements

NATURALNANO, INC.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of September 30, 2011 and December 31, 2010 based on rates charges being consistent with current market rates available to the Company.

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

Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2011 of $497,106 and had negative working capital of $5,927,676 and a stockholders’ deficiency of $5,859,425 at September 30, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

QETC rebate for fiscal year ended December 31, 2009
The QETC tax rebate for 2009 had been in audit since its filing in September of 2010.  The Company received notice in March 2011 that the audit was complete and that the rebate for 2009 would be for $60,073.  NaturalNano received the first payment of $43,615 in March of 2011 and that amount was reflected in the financial statements for the first quarter of 2011.  The Company received the final payment of $16,458 on April 14, 2011 and that amount was reflected in the financial statements for the second quarter of 2011.  These amounts were presented as a reduction of general and administrative expenses.

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

As of September 30, 2011, there were 310,138,210 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of September 30, 2011, the Company had $3,898,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

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

On September 21, 2011, the Company borrowed a total of $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on December 31, 2011.

During the first nine months of 2011, the Company issued 79,612,680 shares of common stock to Platinum in payment of $398,063 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During the first nine months of 2011, the Company issued 7,000,000 shares of common stock to Alpha Capital Partners in payment of $35,000 of principal obligations on the Senior Secured Convertible Notes with Longview Special Finance. In accordance with the debt agreement, these shares were issued to Alpha Capital Partners using a conversion price of $0.005 per common share.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.  The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations.  Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011.  Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations.

During the first nine months of 2011, the Company issued 9,000,000 and 3,517,400 shares of common stock to Cape One in payment of $45,000 of principal obligations and $17,587 of interest expense obligations, respectively, on the 10% Convertible Note.  In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

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

As of September 30, 2011, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company with a forbearance agreement related to this default through November 22, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At September 30, 2011 and December 31, 2010 the outstanding balance for this obligation was $82,489.

Related Party Unsecured Promissory Notes
During the first nine months of 2011, the Company borrowed a total of $18,080 from the chief executive officer.  The notes bear no interest and were repaid in full as of September 30, 2011.

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

Approximate information concerning the Company’s operations by reportable segment as of and for the three and nine months ended September 30, 2011 are as follows:

	NaturalNano		Combotexs		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Segment profit (loss) from operations	$(124,575)	$(231,954)	$(12,313)	$21,830	$(136,888)	$(210,124)
Revenues from external customers	$2,000	$33,193	$28,136	$74,681	$30,136	$107,874
Revenues from intersegment sales	$2,580	$27,330	$-	$-	$2,580	$27,330
Interest expense and amortization of debt discount	$24,370	$103,562	$-	$36	$24,370	$103,598
Depreciation and amortization	$22,457	$38,243	$240	$240	$22,697	$38,483
Significant non-cash items:
Equity based payments	$13,107	$19,300	$-	$-	$13,107	$19,300

	NaturalNano		Combotexs		Consolidated
	For the nine months ended		For the nine months ended		For the nine months ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Segment profit (loss) from operations	$(284,368)	$(794,298)	$18,461	$58,418	$(265,907)	$(735,880)
Revenues from external customers	$71,460	$72,245	$162,491	$167,474	$233,951	$239,719
Revenues from intersegment sales	$14,760	$70,940	$-	$-	$14,760	$70,940
Interest expense and amortization of debt discount	$209,056	$390,801	$-	$36	$209,056	$390,837
Depreciation and amortization	$75,010	$116,603	$720	$400	$75,730	$117,003
Significant non-cash items:
Equity based payments	$50,270	$188,497	$-	$-	$50,270	$188,497

Total Assets - As of September 30, 2011, the Company had total assets of approximately $237,175 ($283,029 at December 31, 2010) of which approximately $184,866 ($178,005 at December 31, 2010) was for NaturalNano and approximately $52,309 ($105,024 at December 31, 2010) was for Combotexs.

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months and nine months ended September 30, 2011, the Company derived 44% (included in the Combotexs operating segment) and 31% (included in the NaturalNano operating segment), respectively of its revenue from two different customers.

5.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of September 30, 2011 and December 31, 2010 are as follows:
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

•	The 15,000,000 warrant shares granted to the CEO of the Company at an exercise price of $0.01 per share on January 2011 which vest over three years.

The fair value of the derivatives is as follows:

Derivative Liability	September 30, 2011	December 31, 2010
Platinum Advisor’s warrants	$-	$16,197
Senior Secured Convertible Notes conversion feature	32,963	57,022
10% Subordinated Secured Convertible Note conversion feature	1,636	3,448
Cape One warrants	14	-
CEO warrants	127	-
Total	$34,740	$76,667

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

	For the nine months ended
	September 30,
	2011	2010
Fair value – beginning	$76,667	$84,603
Loss (gain) recognized in Q1	67,914	(194)
Loss (gain) recognized in Q2	(29,662)	14,014
Loss (gain) recognized in Q3	(80,179)	12,313
Fair value – ending	$34,740	$110,736

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

7.  STOCKHOLDERS EQUITY

During the first three months of 2011, the Company issued an aggregate of 3,750,000 shares of common stock to three individuals in connection with board services provided to the Company in an aggregate amount of $11,250.  Each of the 3 individuals received 1,000,000 shares that vested immediately and 1,000,000 shares that vest quarterly throughout 2011 for services provided.  The value of the shares will be recognized over the requisite service period resulting in $11,250 of compensation expense during the 3 months ended March 31, 2011.  Expense related to the third quarter of 2011 is not considered material.

On January 3, 2011, Mr. Jim Wemett was awarded 15,000,000 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero.  The fair value of the warrant will be recorded monthly over the 36 month life of the warrant.  During the three and nine months ended September 30, 2011, the Company recorded $2,907 and $8,720 respectively of expense for the vested portion of the warrant.

During the first nine months of 2011, the Company issued 79,612,680 shares of common stock to Platinum in payment of $398,063 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On February 11, 2011, Alpha Capital Partners (“Alpha”) converted $35,000 of principal on the Longview Senior Secured Convertible Notes into 7,000,000 common shares.  In accordance with the debt agreement, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During the first nine months of 2011, the Company issued 12,517,400 shares of common stock to Cape One in payment of $17,587 of interest expense obligations and $45,000 of principal obligations on the Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

During the first nine months of 2011, the Company issued an aggregate of 29,500,000 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $30,300.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2011, there were common stock warrants outstanding to purchase an aggregate 112,440,741 shares of common stock pursuant to various warrant grant agreements.  In May of 2011, 162,093,910 warrants originally issued to Platinum Advisors in March of 2007 expired unexercised.

On May 20, 2011, June 8, 2011 and August 26, 2011 Alpha Capital Anstalt converted 20,000, 31,250 and 31,250 preferred shares held by Longview Special Finance into 3,200,000, 5,000,000 and 5,000,000 common shares respectively.

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

A summary of the option activity for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2011	12,673,333	$0.21	4.99
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at September 30, 2011	12,673,333	$0.21	4.23

Options exercisable at September 30, 2011	12,673,333	$0.21	4.23

9.  CREDITOR CONCESSIONS

During the nine months that ended September 30, 2010 and September 30, 2011, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet.  As a result of the agreements, a gain on forgiveness of debt of $112,052 was recognized in the first nine months of 2010.  Included in the 2010 gain was a reduction in accrued consulting expenses payable to TI in the amount of $45,235 resulting in a final settlement agreement between TI and the Company dated March 17, 2010.  No future payments are required under the TI consulting agreement.  In the first nine months of 2011, the Company recorded a gain on forgiveness of debt of $38,950.

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

12. SUBSEQUENT EVENTS

Subsequent to September 30, 2011 and prior to the filing of this report, the following occurred:

Promissory Notes
•
On October 11, 2011, the Company borrowed $15,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on December 31, 2011.

Stock Transactions
•	On October 6, 2011, 17,000,000 shares of common stock were issued to Platinum Long Term Growth IV, LLC to settle $85,000 of outstanding interest.
•	On November 9, 2011, 18,000,000 shares of common stock were issued to Platinum Long Term Growth, IV, LLC to settle $90,000 of outstanding interest.

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

Liquidity and Capital Resources
Liquidity and Going Concern
Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2011 of $497,106 and had negative working capital of $5,927,676 and a stockholders’ deficiency of $5,859,425 at September 30, 2011. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2011, the Company had $3,898,557 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to November 22, 2011, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of September 30, 2011, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities
Net cash used in operating activities in the nine months ended September 30, 2011 and 2010 was $79,209 and $115,080, respectively. Cash used 2011 versus 2010 is down over 31% due to paying vendors – subcontractors, consultants, rent, interest and other vendor expenses – with common stock in lieu of cash. The net loss generated in the first nine months of 2011 was $538,293 less than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect total consolidated spending in 2011 to continue to be less than the 2010 levels, and we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $519,800 in the first nine months of 2011 and $389,210 in first nine months of 2010. The change in these non-cash items reflects decreases in amortization on debt discount and deferred financing costs on a year over year basis as the amortization of the items were fully amortized as of March 2011. For the nine months ended September 30, 2011 and 2010 the Company recognized non-cash expenses of $5,614 and $120,187, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first nine months of 2011 the Company recognized a gain adjustment to derivatives of $41,927 and for the same period 2010 a loss adjustment to derivatives of $26,133, a net decrease of $68,060.

During the first nine months of 2011 and 2010, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $21,050 and $112,052 respectively.

Investing activities
There was no net cash used in investing activities in the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities
Net cash provided from financing activities in the nine months ended September 30, 2011 and 2010 was $80,000 and $26,346, respectively. The cash flows from financing activities in the nine months of 2010 were a receipt of $5,000 in proceeds from a 5% Unsecured Promissory Note with an unrelated party and $23,846 from Platinum Long Term Growth IV. The cash flows from financing activities in the first nine months of 2011 were $37,250 in proceeds from Longview Special Finance and $42,750 in proceeds from Platinum Long Term Growth IV.

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

 Refer to the Company’s December 31, 2010 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first nine months ended September 30, 2011.

 Comparison of Statement of Operations for the three months ended September 30, 2011 and 2010

Revenue and Gross Profit
During the three months ended September 30, 2011 and 2010, the Company recorded $30,136 and $107,874, respectively in consolidated revenue. Third quarter 2011 revenue included $2,000 from shipments of halloysite based products and $28,136 from Combotexs products including medical boards and related products. Third quarter 2010 revenue included $33,150 from shipments of halloysite based products and $74,724 from Combotexs products including medical boards and related products.  Consolidated cost of goods sold was $12,399 and $59,141 for the shipments completed in the respective quarters. Gross profit of $17,737 and $48,733 was realized for the three months ended September 30, 2011 and 2010, respectively.  Sales decreased in the comparable period from 2010 to 2011 as a result of the delay in an expected quarterly order by a major halloysite customer as well as the loss of a Combotexs sales person early in the third quarter of 2011 which resulted in significantly lower sales volume.

Gross profit realized in the three months ended September 2011 was 59% compared to 45% for three months ended September 2010. The variance is attributable to the alteration the Company made in 2011 to the method of production of the Combotexs products thereby significantly reducing its costs of production. The Company expects that it will experience significant variations in gross margins with its halloysite based products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended September 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2011	2010	(decrease)
Halloysite based products	$2,000	$33,150	$(31,150)
Combotexs	28,136	74,724	(46,588)
	30,136	107,874	(77,738)

Halloysite cost of goods	355	15,177	(14,822)
Combotexs cost of goods	12,044	43,964	(31,920)

Consolidated Gross Profit	$17,737	$48,733	$(30,996)

Operating Expenses
Research and development expenses for the three months ended September 30, 2011 were $39,556 compared to $108,323 for the three months ended September 30, 2010.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $58,000 in the three months ended September 30, 2010.  There were no fees for the three months ended September 30, 2011.  This reflects the re-negotiated license with the Naval Research Laboratory effective November 5, 2010 which eliminated the minimum royalties and now requires an annual license fee of $5,000 payable each October.

	For the three months ended September 30,		Variance increase
Research and Development	2011	2010	(decrease)
Salaries & benefits	$-	$4,705	$(4,705)
Consulting services	4,688	3,799	889
Patent costs & licensing fees	2,580	61,370	(58,790)
Depreciation	22,457	28,400	(5,943)
Rent & utilities	8,397	8,506	(109)
All other	1,434	1,543	(109)
	$39,556	$108,323	$(68,767)

Total general and administrative expenses for the three months ended September 30, 2011 was $115,069 as compared to $150,534 for the three months ended September 30, 2010. The overall decrease in general and administrative expenses reflects a decrease in consulting services related to the hiring of a public relations firm for a web and sales campaign during the third quarter of 2010.  There was no similar expense in same period of 2011.  In addition to this, there was a reduction in the accounting fees related to the third quarter filings.  The increase in shareholder expense is related to the compensation of three new board members in 2011, of which $11,250 relates to stock based compensation. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended September 30,		Variance Increase
General and Administrative	2011	2010	(decrease)
Salaries & benefits	$62,521	$61,494	$1,027
Consulting services	7,588	24,626	(17,038)
Legal & professional fees	15,000	29,750	(14,750)
Depreciation & amortization of intangible assets	240	10,083	(9,843)
Insurance expense	1,076	1,122	(46)
Shareholder expense	11,383	2,861	8,522
State tax	775	(775)	1,550
All other	16,486	21,373	(4,887)
	$115,069	$150,534	$(35,465)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending September 2011 amortization of this maturing debt discount was $0 as compared to $2,701 for the three months ending September 2010. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $14,758 for the three months ending September 30, 2011 as compared to $5,671 for the three months ending September 30, 2010.  The increase in interest expense on these notes relates to the increase from 10% to 18% interest in March 2011 in consideration of the forbearance agreement.

	For the three months ended September 30,		Variance increase
Other (Expense) Income	2011	2010	(decrease)
Amortization of debt discount	$-	$(2,701)	$(2,701)
Interest to Senior convertible and promissory notes	(82,409)	(89,216)	(6,807)
Interest to Subordinated Secured Convertible Notes	(14,758)	(5,671)	9,087
Amortization of financing costs	-	(5,974)	(5,974)
Interest earned on cash	2	-	2
	$(97,165)	$(103,562)	$(6,397)

Net gain (loss) on derivative liability	$80,179	$(12,313)	$(92,492)
Gain (loss) on forgiveness/modification of debt	$(30,000)	$64,691	$94,691

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a gain of $78,722 in the third quarter of 2011 and a loss of $12,313 during the third quarter of 2010.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “10% Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the 10% Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One was paid $30,000 which was added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%.  The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations.  Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011.  Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations.

Comparison of Statement of Operations for the nine months ended September 30, 2011 and 2010

Revenue and Gross Profit
During the nine months ended September 30, 2011 and 2010, the Company recorded $233,951 and $239,719, respectively in revenue. For the nine months ending September 30, 2011 $162,791 came from Combotexs sales and the $71,160 from shipments of halloysite based product samples; the sales for the same period 2010 came from $168,010 of Combotexs sales and $71,709 from shipments of halloysite based product samples. The related cost of goods sold was $70,351 and $144,790 for these shipments completed in the respective quarters. Gross profit of $163,600 and $94,929 was realized for the nine months ended September 30, 2011 and 2010, respectively.

Gross profit realized in the first nine months of 2011 was 70% compared to 40% in the first nine months of 2010.  The variance is attributable to the alteration the Company made in 2011 to the method of production of the Combotexs products thereby significantly reducing its costs of production. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.    In 2010, the Combotexs business was only part of the Company’s financial statements for the second quarter while in 2011, the Combotexs business was incorporated for the entire nine month period.

	For the nine months ended September 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2011	2010	(decrease)
Halloysite based products	$71,160	$71,709	$(549)
Combotexs	162,791	168,010	(5,219)
	233,951	239,719	(5,768)

Halloysite cost of goods	21,544	24,894	(3,350)
Combotexs cost of goods	48,807	119,896	(71,089)

Consolidated Gross Profit	$163,600	$94,929	$68,671

Operating Expenses
Total research and development expenses for the nine months ended September 30, 2011 were $122,741 compared to $320,915 for the nine months ended September 30, 2010.  The Company recognized minimum licensing fees under the agreement with the Naval Research Laboratory of $169,000 in the first nine months of 2010 while having no expense related to the licensing agreement in the first nine months of 2011. This reflects the re-negotiated license with the Naval Research Laboratory effective November 5, 2010 which eliminated the minimum royalties and now requires an annual license fee of $5,000 payable each October.

	For the nine months ended		Variance
	September 30,		increase
Research and Development	2011	2010	(decrease)
Salaries & benefits	$-	$5,653	$(5,653)
Consulting services	13,387	19,891	(6,504)
Patent costs and licensing fees	1,933	178,561	(176,628)
Depreciation	75,010	85,579	(10,569)
Rent & utilities	26,961	26,411	550
All other	5,450	4,820	630
	$122,741	$320,915	$(198,174)

Total general and administrative expenses for the nine months ended September 30, 2011 were $306,766 as compared to $509,894 for the nine months ended September 30, 2010. The Company incurred $233,700 in compensation for its sole officer during the first nine months of 2010 and only $121,220 in the comparable period in 2011. Included in the 2010 officer’s compensation was $83,700 of warrant expense.  In addition to the officer compensation variance, in 2011 the company has negotiated the reduction in costs of the quarterly review by the external auditors and received the New York State tax refund of $60,073 which partially offsets the costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935), the costs of Combotexs, and the additional compensation of the new board members ($20,495) during the same first nine months.  Management continues to actively assess the Company’s operating structure with the objective of aligning cash expenditures and expenses with growth in total revenue.

	For the nine months ended		Variance
	September 30,		increase
General and Administrative	2011	2010	(decrease)

Salaries & Benefits	$194,529	$255,259	$(60,730)
Consulting services	33,538	48,238	(14,700)
Legal & professional fees	15,000	99,960	(84,960)
Depreciation & amortization of intangible assets	720	29,930	(29,210)
Insurance expense	3,258	3,251	7
Shareholder expense	20,638	9,594	11,044
State tax	(48,723)	1,262	(49,985)
All other	87,806	62,400	25,406
	$306,766	$509,894	$(203,128)

Other (Expense) Income
Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first nine months of 2010 amortization of this maturing debt discount was $87,084 as compared to $1,799 in the first nine months of 2011. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $32,050 for the first nine months of 2011 as compared to $16,921 for the first nine months of 2010.  The increase in interest expense on these notes relates to the increase from 10% to 18% interest in March 2011 in consideration of the forbearance agreement. In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire.

	For the nine months ended		Variance
	September 30,		increase
Other (Expense) Income	2011	2010	(decrease)
Amortization of debt discount	$(1,799)	$(87,084)	$(85,285)
Interest on Senior convertible and promissory notes	(244,194)	(253,726)	(9,532)
Interest to Subordinated Secured Convertible Notes	(32,050)	(16,921)	15,129
Amortization of financing costs	(3,815)	(33,103)	(29,288)
Interest earned on cash	6	32	(26)
	$(281,852)	$(390,802)	$(108,950)

Net gain (loss) on derivative liability	$41,927	$(26,133)	$(68,060)
Income from insurance settlement	$31,589	$4,490	$31,589
Net gain on forgiveness/modification of debt	$(21,050)	$112,052	$(133,102)

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first nine months of 2011 and 2010, respectively, the Company recognized a net gain of $41,927 and a net loss of $26,133 relating to the changes in fair market value for these derivative liabilities.

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

The vendor concessions of $550 and $112,052 and were treated as gains in the first nine months of 2011 and first quarter and third quarters of 2010, which are the periods the related vendor agreements were reached.  The 2011 net vendor concession total of $29,450 reflects the $60,000 charge related to the forbearance agreements signed with Cape One in March and September offset by the $38,950 credit received in May from the negotiation of the Company’s past accounting fees.  The common stock settlement resulted in a loss on vendor concessions because the fair market value of the stock exceeded the actual invoice amounts on the day of settlement.

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

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011.  On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%.  Effective June 30, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from June 30, 2011 to October 1, 2011.  Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations.

Item 4. Submission of Matters to a Vote of Security Holders
 None.

Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.97
8% Senior Secured Promissory Note dated as of September 21, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.
**

10.98
8% Senior Secured Promissory Note dated as of October 11, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.
**

10.99	Letter Agreement effective as of September 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	**

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	November 14, 2011	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)