Form 10-K
period 2011-12-31
NaturalNano, Inc.
filed 2012-04-16
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

291,333,877 shares at a market valued by reference to the closing price of such stock ($0.002), as of June 30, 2011 was $582,668.

As of April 13, 2012, there were 636,600,757 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

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

Description of Business

NaturalNano, located in Pittsford, New York, is engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	cosmetics, health and beauty products
•	polymers, plastics and composites

Combotexs was a technology company organized on October 28, 2009 that marketed Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining.  Combotexs also had certain marketing and distribution agreements for various household products.  The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products.

During the fourth quarter of 2011, the Company determined that the relationship with Combotexs was not operating in the manner it was intended. The sales were not to the volume expected and the continued operations, as structured, were not sustainable. During the month of December, the board of directors authorized the Company CEO to wind down the operations of Combotexs resulting in a write down of assets and the inventory revalued and assumed by NaturalNano. No further activity will occur with Combotexs beyond December 31, 2011 and the entity is expected to be legally dissolved in 2012.

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. Accordingly, the Company will still have continuing cash flows from the business in 2012 and beyond.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2011 of $1,057,029 and had negative working capital of $6,204,205 and a stockholders' deficiency of $6,193,754 at December 31, 2011. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2011, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2011 Promissory Notes from Platinum and Longview during 2011 were $87,750 and $37,250, respectively.  The proceeds from the 2011 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and December 31, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  As consideration for these forbearance agreements, effective December 8, 2011, Platinum and Platinum Advisors have will each be paid $125,000 which will be added to the principal balance of each of their notes. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $250,000 at December 31, 2011 reported in the statement of operations. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations.

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

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Finance LP (“Cape One”), an accredited investor. The Convertible Note has a fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the Convertible Note amounted to $197,000 after fees and were restricted to general working capital purposes only.  On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations.

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

51% Acquisition of Combotexs, LLC

On April 20, 2010 the Company acquired a 51% voting equity interest in Combotexs, LLC, (“Combotexs”), a privately held   New York   limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that had minimal revenue since its inception in October 2009 through the date of acquisition and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining. The acquisition of Combotexs provides the Company with a short term source for revenue and cash flow, as well as the potential of incorporating nanotubes found in halloysite clay into Combotexs products.

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

In consideration for 51% of Combotexs, NaturalNano issued 20,000,000 shares of the Company’s common stock to WMS and in a contingent consideration arrangement, will grant up to 40,000,000 common stock warrants (based on future sales volumes). The grant of up to 40,000,000 warrants each entitles WMS to purchase one share of the Company’s common stock. The first 20,000,000 warrants become exercisable at a price of $.05 on the first day that of the first month after the gross sales of Combotexs exceeds $1,000,000 in the aggregate, net of taxes. The second 10,000,000 warrants become exercisable at a price of $.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes. The warrants have a term of five years from and after the date on which they become exercisable and provide for cashless exercise. As a result of the dissolution of the Combotexs entity, these warrants will not vest and have thus been cancelled.

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

Because the contingent consideration will be settled in a variable number of shares and the variability is based on something other than the value of the Company’s shares, the contingent consideration has been classified as a liability.  The fair value of the liability will be evaluated on each reporting date with changes in fair value reported in the statement of operations.  As of December 31, 2011, as a result of the changes in the relationship with Combotexs, the Company determined that the contingent consideration was not probable and was reduced to $0 resulting in a gain of $22,107 during the year ended December 31, 2011.

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

As a result of the changes in the relationship with Combotexs, the carrying values of the related assets as of December 31, 2011 were evaluated. Certain inventory was sold to the related party (see Note 15), certain demonstration inventory was written off resulting in a $36,875 charge to cost of goods sold, and future cash flows were determined to be inestimable and as a result, the Goodwill was impaired to a $0 value resulting in an impairment loss of $80,332 during the year ended December 31, 2011.

Further, as a result of the ongoing cash flows and continuing involvement with the business, the Company will continue to present a reportable segment renamed Medical Boards.

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

For the twelve months ending December 31, 2011 and 2010 we invested $0.16 million and $0.37 million, respectively, in support of our research and development programs.

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

Halloysite Materials and NaturalNano’s Technologies

Halloysite is different from other nanoclays because it allows for the potential to eliminate certain exfoliation processing required by other nanoclay materials. Conventional nanoclays, also known as platy clays, occur as stacks of two-dimensional sheets held together by an intercalation layer. These sheets must be separated, or exfoliated, to function as nanoparticulate fillers and be dispersed into the polymer matrix. Exfoliation can be a complex, expensive, multi-step process that is often incomplete, frequently leaving larger pieces of clay that create weak points in the resulting composite material. Halloysite nanotubes do not require exfoliation and therefore we believe the Company’s Pleximer™ products provide an opportunity for a reduction in processing cost and improvements in performance and production rates. Pleximer would allow manufacturers to use existing processing equipment without the need for the exfoliation process equipment used with platy clays. This broadens the potential market for clay-based nanocomposites by enabling more manufacturing sites to benefit from these materials and extends the use of the technology into different polymer systems.

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

Medical Boards

The Company designs, manufactures and sells custom designed error prevention/safety checklist boards.  Patient safety checklist boards encourage users to check off tasks as they complete their vital duties.  The boards improve communication, help to reduce errors, improves productivity, promotes teamwork and promotes improved safety, The Company manufactures these boards primarily for use in hospitals and clinics. Beginning in 2012 the Company will only design, manufacture and sell custom designed error prevention/safety checklist boards to a related party.

Strategy

Nanotechnology

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

Under the Naval Research Laboratory (“NRL”) License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles and local drug delivery fields. The License Agreement provides a license to the Company for the licensed patents, any patents issuing thereon and any re-examination, re-issue, continuation or division thereof within the United States of America until each subject patent expire and is subject to certain Company requirements regarding commercial plans and  investments in marketing and or research and development for the related product applications.

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

On November 5, 2010, the Company and the NRL agreed to an amended commercialization plan to include cosmetics as a non-exclusive field of use and to extend the term to yearly renewable as long as we are shipping commercial products and paying their license fees.

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

Medical Boards

The majority of the revenue from medical boards was derived from the sale of products under the name WorldWide Medical.  Beginning in 2012 the Company will only design, manufacture and sell custom designed error prevention/safety checklist boards to a related party. The mission of the company is to reduce medical procedure risk by preventing errors and saving lives.  Its strategy to deliver on the mission is to offer tools to medical professionals to help them manage complex procedures and improve patient outcome.

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

The causes of these errors include:

•	Human error
•	Poor communication
•	Lack of teamwork
•	Missed steps in common procedures
•	Stress
•	Lack of situational awareness
•	Shift changes
•	Demographic differences

The core medical board business consisted of two products that address these errors.

(1)	A safety training program called LESSONS from the FLIGHTDECK TM which is based on the aviation principles of Crew Resource Management. This program emphasizes team communication and the development and use of checklists.
(2)	Error prevention delivered through the use of the Company’s Error Prevention Safety Checklist/Sliderboards. These boards are ¼ inch acrylic with features that include:

•	Full customization with the customer determining procedural copy and sequence
•	Standard sizes up to 2’ by 3’ as well as custom sizes
•	Portrait and landscape modes
•	Manual sliders that move from red to green as you progress through the checklist process

Market Opportunities

Nanotechnology

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

Medical Boards

The Company marketed its medical boards business to hospitals in the United States and Canada, ambulatory surgical centers, private practice physicians, dentists and oral surgeons. Beginning in 2012 the Company will only design, manufacture and sell custom designed error prevention/safety checklist boards to a related party which markets and sells the boards.

Raw Materials and Processing

Nanotechnology

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

Medical Boards

The medical safety checklist boards are currently outsourced to a third party with redundancy built into the supply network.  Typical turnaround time is 3-4 weeks from the time the order is placed.  The outsourced company handles the design of the checklist boards as well as the manufacturing of the board.  Company staff handles the quality assurance and delivery of the completed boards.

Sales and Business Development

Nanotechnology

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

The Company forecasts that operating revenues will be generated from the sale of: filled-tubes, Pleximer products and from unique sample formulations developed from business development opportunities. Our contract research and operations consultant receives numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this growing sample formulation and design program may result in future joint development opportunities. During both 2010 and 2011 the Company continued its program to provide small quantity samples to university researchers on a cost-free basis to encourage active research programs in the advancement of material science applications using halloysite based products.

During 2011 the Company continues to note interest in the Company’s recent findings in the use of halloysite nanotubes in the following area:

(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,

(b) commercial and household products using anti-bacterial controlled release products, and

(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes NaturalNano’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2011 the Company’s sales of HNT to Fiabila represented approximately 27% of total consolidated sales.  No other single customer represented more than 10% of the Company’s consolidated sales in 2011.

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

Medical Boards

The sales strategy for the medical boards had three phases. Through December 31, 2011, the Company was only focused on Phase 1.

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

Beginning in 2012 the Company will only design, manufacture and sell custom designed error prevention/safety checklist boards to a related party, who will then market and sell to the end user.

Competition

Nanotechnology

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

Medical Boards

Competition in the medical boards business includes both do-it-yourself as well as paper and electronic medical recordkeeping.  The most common is the do-it-yourself market which represents our low cost competition.  Typically the medical facility will purchase a generic white board and then write out the specifics for each case.  These boards get messy and develop shadows over time.  A single person must re-write prior to each case, which is very time consuming and increases the likelihood of missed steps.

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

Competition for the medical boards business includes Davis International and Imagexpress.  Both produce a decidedly inferior product without the built in sliders we currently produce, and neither have medical industry experience to provide consultative sales processing, which we can do.  There are a few online companies which allow a customer to upload an image to have a “white board” custom produced, however they do not have the capability to manufacture sliders built into the boards.

Employees

As of December 31, 2011, the Company had 1 employee, who was full time.  The employee is located in Rochester.  The employee focuses his energies solely on the business development and production of the medical boards business.  Due to the Company’s liquidity position described earlier, spending and staffing levels have been significantly reduced compared to prior reporting periods. Certain other staffing needs are met by part time independent contractors.

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

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules , issued on 9/16/08 and expires on 4/15/2024
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules , issued on 7/15/08 and expires on 1/25/2025
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Issued and pending patent applications developed internally cover the following processes and applications:

•	Issued #7,888,419 Polymeric Composite including Nanoparticle Filler , issued on 02/15/2011 and expires on 08/31/2026
•	Nanocomposite Master Batch Composition and Method of Manufacture
•	Nanocomposite Method of Manufacture
•	Polymeric Adhesive including Nano-particle Filler
•	Polymeric Coatings including Nano-particle Filler
•	Fire and Flame Retardant Polymer Composites
•	Nanoclay Filled Fluoro-polymer Dispersions and Method of Forming Same
•	Nanocomposite including Heat-treated Clay and Polymer
•	Low Polymer Halloysite Coatings

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

License with Naval Research Laboratory

On October 3, 2007, the Company entered into a license agreement with the United States Department of the Navy as represented by the NRL (the “License Agreement”). Under the License Agreement, the Company was granted rights to certain patents for use in the electromagnetic shielding/strength enhancement, cosmetic, fragrance, agriculture, ink and paper, electronics, fabrics and textiles, and local drug delivery fields. The License Agreement allows the Company to sublicense the licensed inventions provided that the royalty for such sublicense shall be between 10% and 25% of any such sublicense revenue, depending on the number of such sublicenses in effect.

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

During the third quarter of 2010, the business office for the Company was relocated to and is currently conducted from 800 square feet of office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2011 was $9,325. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

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

On December 8, 2010, NaturalNano and Cottrone Development (“Landlord”), the current landlord at 832 Emerson Street, entered into an agreement to lower the rent to $2,000 per month for 12 months beginning March 1, 2011.  No other changes have been made to the lease, but the operating costs will be decreased by $16,800 for the 12 month period March 1, 2011 through February 28, 2012. Beginning March 1, 2012, the Company and the Landlord have a mutual agreement that the lease will continue on a month to month basis at $2,000 per month with no specified end date.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the OTC Bulletin Board under the symbol NNAN.  The Company’s common stock was listed on Pink Sheets as of November 24, 2009 until December 14, 2010 under the symbol NNAN.PK.

The high and low share prices for the Company’s common stock as reported on the exchanges identified above,  for each quarterly period since January 1, 2010 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2010

First quarter	$0.015	$0.010
Second quarter	0.015	0.005
Third quarter	0.007	0.003
Fourth quarter	0.009	0.001

For the year ended December 31, 2011

First quarter	$0.0040	$0.0014
Second quarter	0.0055	0.0015
Third quarter	0.0065	0.0012
Fourth quarter	0.0033	0.0006

The closing price of the Company’s common stock on April 13, 2012, as reported on the OTC Bulletin Board, was $0.0008 per share. As of April 13, 2012 there were outstanding 636,600,757 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation
plans approved by security holders	12,603,333	$0.21	783,600,000	*
Equity compensation
plans not approved by security holders	72,440,741	$0.02	30,000,000
Total	85,044,074		813,600,000

* These shares are issuable under the Company’s 2008, 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock units which vest based upon Board designation at the time of grant. 783,600,000 shares of Common Stock are reserved for preferred share conversion.

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

Equity Compensation Plans approved by the Company’s shareholders and authorized to grant awards are as follows:

•	2005 Plan is authorized to grant up to 14 million share unit awards,
•	2007 Plan is authorized to grant up to 17 million share unit awards, and
•	2008 Plan is authorized to grant up to 800 million unit share awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2011 are as follows :

-	2009 Plan is authorized to grant up to 20 million unit share awards,

2011 Plan is authorized to grant up to 25 million unit share awards,

2012 Plan is authorized to grant up to 30 million unit share awards,

-	45,000,000 warrants granted with the November 30, 2009 10% subordinated secured convertible debt,
-	240,741 warrants granted in 2007 in connection with consulting services, and
-	200,000 warrants granted in connection with a short term borrowing agreement in 2008.

Recent Sales of Unregistered Securities

I     During the fourth quarter of 2011, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in interest payments on the outstanding notes:

October 10, 2011	17,000,000 shares in satisfaction of $85,000 in interest payments
November 16, 2011	18,000,000 shares in satisfaction of $90,000 in interest payments
December 20, 2011	9,900,000 shares in satisfaction of $49,500 in interest payments

During the first quarter of 2012, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in principal and interest payments on the outstanding notes:

January 10, 2012	10,000,000 shares in satisfaction of $50,000 in interest payments
January 19, 2012	19,400,000 shares in satisfaction of $97,000 in interest payments
January 26, 2012	22,600,000 shares in satisfaction of $113,000 in principal payments
February 6, 2012	23,700,000 shares in satisfaction of $118,500 in principal payments
February 9, 2012	23,700,000 shares in satisfaction of $118,500 in principal payments
February 23, 2012	26,600,000 shares in satisfaction of $133,000 in principal payments
March 15, 2012	27,844,200 shares in satisfaction of $139,221 in principal payments

II    During the first quarter of 2012, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.005 per share reflecting satisfaction in principal payments on the outstanding notes.

January 18, 2012	14,910,000 shares in satisfaction of $44,550 in interest payments and $30,000 in principal payments

III     On January 5, 2012, we issued an aggregate of 12,000,000 shares of common stock to various individuals or entities, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with professional consulting services.  The issuance was made as a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

On March 15, 2012, we issued an aggregate of 18,000,000 shares of common stock to various individuals or entities, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with professional consulting services.  The issuance was made as a private placement not involving a public offering and in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided in Section 4 (2) thereof.

IV    During the first quarter of 2012, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the Preferred B shareholder agreement held by Longview Special Finance. These shares were converted at 160 common shares for each preferred share.

February 15, 2012	10,000,000 shares in conversion of 62,500 shares of Preferred B shares
March 16, 2012	10,000,000 shares in conversion of 62,500 shares of Preferred B shares
March 23, 2012	20,000,000 shares in conversion of 125,000 shares of Preferred B shares

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

General

Since inception through December 31, 2010, NaturalNano was a development stage company. Effective January 1, 2011, the Company has diverged from reporting as a development stage company as a result of the business combination with Combotexs. Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. In our other area of focus, the Company will design, manufacture and sell customer designed error prevention/safety checklist boards to a related party which markets and sells the boards.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2011 of $1,057,029 and had negative working capital of $6,204,205 and a stockholders' deficiency of $6,193,754 at December 31, 2011. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2011, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2011 Promissory Notes from Platinum and Longview during 2011 were $87,750 and $37,250, respectively.  The proceeds from the 2011 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and December 31, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate through April 16, 2012.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  As consideration for these forbearance agreements, effective December 8, 2011, Platinum and Platinum Advisors will each be paid $125,000 which will be added to the principal balance of each of their notes. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $250,000 during the year ended December 31, 2011 reported in the statement of operations. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate through April 16, 2012.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Finance LP (“Cape One”), an accredited investor. The Convertible Note has a fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the Convertible Note amounted to $197,000 after fees and were restricted to general working capital purposes only.  On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations.

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

Comparison of Liquidity and Capital Resources

for the years ended December 31, 2011 and 2010

Operating activities

Net cash used in operating activities in the years ended December 31, 2011 and 2010 was $130,129 and $186,886, respectively. The net loss generated in 2011 was $0.5 million higher than the prior period reflecting the Company’s realization of the loss from recording the additional forbearances from Platinum and Platinum Advisors ($0.31 million) offset by the 2010 gain from the write off of the accrued expenses related to the NRL License ($0.7 million). The balance of the difference represents the reductions in costs for both research and general and administrative consultant activities throughout the year.

Total non-cash adjustments to reconcile the net loss incurred to the cash used in operations aggregated $1,046,472 in 2011 and $(210,539) in 2010.  For the twelve months ended December 31, 2011 and 2010 the company recognized non-cash expenses of $5,615 and $128,862, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt and 10% subordinate debt.  The decrease in these non-cash items reflects lower amortization on debt discount on a year over year basis as a result of certain discounts becoming fully amortized and the extensions of the amortization periods on 2008 and 2009 notes. During 2011 and 2010, the Company reduced outstanding liabilities through negotiations with certain vendors, and the NRL resulting in a net gain on the forgiveness of debt of $38,950 and $816,401 in 2011 and 2010, respectively. During 2011 the Company recorded a loss on modification of debt of $310,000 related to consideration given to lenders in exchange for forbearance agreements. There were no such transactions in 2010.

The roughly $0.5 million increase in the net loss for the year ended December 31, 2011 reflects the 2010 $816,401 gain on forgiveness of debt which offset much of the expenses.  In addition, in 2011, the Company recorded $310,000 of additional expense as a result of the forbearance agreement signed with its lenders, an impairment of goodwill ($80,332). These items were partially offset by reductions in other costs and the receipt of a tax rebate ($60,073) and an insurance settlement the Company received ($31,589). We expect that total operational spending in 2012 will be comparable to the 2011 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

There was no net cash used in investing activities in the years ended December 31, 2011 or 2010, respectively.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2011 and 2010 was $125,000 and $103,846, respectively.

During 2011 Combotexs LLC entered into a series of Unsecured Promissory Notes with a related party for an aggregate of $18,080. The Unsecured Promissory Notes bear no interest and have been paid in full.

During 2011 NaturalNano entered into a series of Unsecured Promissory Notes with a related party for an aggregate of $3,000. The Unsecured Promissory Notes bear no interest and have been paid in full.

On January 23, 2011, the Company borrowed $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

On January 23, 2011, the Company borrowed $35,000 from Longview.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

On April 15, 2011, the Company borrowed a total of $15,000 with $12,750 from Platinum and $2,250 from Longview.  These promissory notes were pursuant to the terms of the Senior Secured Promissory Note.  Both the notes bear interest at the rate of 8% per annum and are due and payable on April 16, 2012.

On September 21, 2011, the Company borrowed $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

On October 11, 2011, the Company borrowed $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

On December 6, 2011, the Company borrowed $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

On December 19, 2011, the Company borrowed $15,000 from Platinum.  This promissory note was pursuant to the terms of the Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on April 16, 2012.

During 2011, the Company issued 7,000,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $35,000 of converted Longview Special Finance debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During 2011, the Company issued 10,000,000 shares of common stock to Geneva Financial (“Geneva”) in payment of $50,000 of converted Platinum debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Geneva using a conversion price of $0.005 per common share.

During 2011, the Company issued 114,512,680 shares of common stock to Platinum in payment of $572,563 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During 2011, the Company issued 12,517,400 shares of common stock to Cape One in payment of $45,000 of principal and $17,587 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During the years ended December 31, 2011 and 2010, we made no capital lease payments.

Results of Statement of Operations

For the years ended December 31, 2011 and 2010

Revenue and Gross Profit

During the twelve months ended December 31, 2011 and 2010, the Company recorded $255,416 and $311,915, respectively in revenue for medical checklist boards, samples, products and funded development. $18,192 of the total decrease in revenue of $56,499 since 2010 resulted from the reduction of sales staff for the medical checklist boards business.  Gross margin realized in 2011 was 54% compared to 43% in 2010. The variance in gross margin is attributable to the alteration the Company made in 2011 to the method of production of the medical boards products thereby significantly reducing its costs of production. Offsetting some of the gains generated by the changes in production was an inventory write off of $36,875 related to demonstration boards. The Company expects that it may experience significant variations in gross margins as it continues to market and develop new products and applications in the future.

	For the year ended		Variance
	December 31,		Increase
Revenue, Cost of Goods, and Gross Profit	2011	2010	(decrease)
Halloysite based products, revenue	83,305	110,359	(27,054)
Medical Boards, revenue	172,111	201,556	(29,445)
	255,416	311,915	(56,499)

Halloysite based products, cost of goods	21,733	36,131	(14,398)
Medical Boards, cost of goods	96,003	140,952	(44,949)
Consolidated Gross Margin	$137,680	$134,832	$2,848
	54%	43%

Operating Expenses

Total research and development expenses decreased by $205,516 to $164,462 in the year ended year ended December 31, 2011. The Company spent $8,526 less on patent maintenance filings in 2011 than 2010 due to cash flow constraints, while recording an additional $169,000 in obligations related to the Navy license which were later forgiven during the renegotiation of the license terms. There were no Navy license obligations recorded in 2011. Depreciation expense declined 2011as a result of the maturation of several of the laboratory assets during 2011.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2011	2010	(decrease)
Patent Costs	8,810	17,336	(8,526)
Navy License Obligations	-	169,000	(169,000)
Consulting Services	18,283	23,371	(5,088)
Rents & Utilities	34,222	34,830	(608)
Salaries & Benefits	-	5,653	(5,653)
Depreciation	96,566	113,979	(17,413)
All other	6,581	5,809	772
	$164,462	$369,978	$(205,516)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2012 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total general and administrative expense for the year ended December 31, 2011 was $408,216 as compared to $648,523 for the year ended December 31, 2010.  During 2011, the Company received $60,073 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2009 operating period. The Company recorded these tax rebates as a reduction to general and administrative expenses upon receipt.   Salaries and benefits costs decreased in 2011 with the reduction of Combotexs sales staff and with the recording of the valuation of the warrants granted to the Company’s CEO ($83,700 in 2010 and $11,626 in 2011). Consulting services decreased by $36,954 in 2011 as a result of a further reduction in the need for administrative support. Accounting and legal services were reduced in 2011 by $70,710 as a result of a reduction in the need for their support.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2011	2010	(decrease)
Salary & Benefits	$245,519	$300,498	$(54,979)
Legal and Professional Fees	59,250	129,960	(70,710)
Consulting Services	38,607	75,561	(36,954)
Insurance	4,334	4,373	(39)
Shareholder and Board	53,479	27,770	25,709
Travel and Entertainment	11,460	20,067	(8,607)
All other	44,290	89,032	(44,742)
State Tax Fees and Rebates (net)	(48,723)	1,262	(49,985)
	$408,216	$648,523	$(240,307)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for general and administrative expenses will continue to be controlled in 2012, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other expense for the year ended December 31, 2011 was $622,031 as compared to other income of $341,894 for the year ended December 31, 2010. Other income in 2010 was primarily derived from the $816,401 gain on the forgiveness of debt as a result of the settlement of various accounts payable that were outstanding for amounts less than the liability that had been recorded on at the time the expense was incurred. In 2011, the Company recorded $310,000 of debt modification expenses related to the forbearance agreements signed during the year. In 2011, the Company also impaired the goodwill related to the Combotexs acquisition totaling $80,332. These 2011 items were partially offset by the realization of income from an insurance settlement the Company received a settlement payment of $31,589 on an insurance claim submitted in July 2010 for a warehousing fire at a vendor location that occurred on June 29, 2010. The Company stored halloysite clay inventory at the vendor location.

Interest expense includes the amortization of the debt discount, the interest on the senior and subordinated debt obligations and the amortization of related financing costs.

Interest was earned on cash balances held at certain financial institutions during 2011 and 2010.  The decrease in interest income earned in 2011 reflects the decline in cash on-hand during the current year.

	For the year ended		Variance
	December 31,		increase
Interest Expense (net)	2011	2010	(decrease)
Amortization of debt discount	$(1,799)	$(89,785)	$(87,986)
Interest on 8% senior secured debt and notes and 10% promissory notes	(370,547)	(358,105)	12,442
Amortization of financing costs	(3,815)	(39,077)	(35,262)
Interest earned on cash	7	33	26
	$(376,154)	$(486,934)	$(110,780)

During the year December 31, 2011, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $38,950 were relieved, resulting in a gain on forgiveness of debt of $38,950. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

During 2011 the Company recorded a loss on modification of debt of $310,000 related to consideration given to lenders in exchange for forbearance agreements. There were no such transactions in 2010.

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. The impact of the adoption of this accounting guidance as of January 1, 2009 was a decrease in Additional Paid in Capital of $501,018 and an increase in Accumulated Deficit of $71,761. During the twelve months ended December 31, 2011 and 2010, the Company recognized $55,009 and $7,936 respectively in net gains relating to the changes in fair market value for these derivative liabilities.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2011 or 2010.

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

As of the years ended December 31, 2011 and 2010, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740. In addition, as of December 31, 2009 the Company has recorded a deferred tax liability of $11,805, which consists of the tax effect of the difference in the basis between GAAP and tax purposes for the beneficial conversion feature in connection with the Notes entered into during 2007 with the offset recorded through Additional Paid in Capital as an offset to the beneficial conversion feature.  This deferred tax liability was decreased with a corresponding increase to Additional Paid in Capital as the beneficial conversion feature was amortized over the term of the Notes and is $0 as of December 31, 2010.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2011 and considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2011, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2011. To the best of his knowledge, our Chief Executive Officer believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2011:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  During the fourth quarter of 2008 and the first half of 2009 the Company experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2010 and December 31, 2011 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2010 and December 31, 2011 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As a result of resignations during the first quarter of 2009, throughout the majority of 2010 the Company had only one member on its Board of Directors.  This Board member is also the Company’s Chief Executive Officer and President and reports directly to the Company’s debt holders. The Chief Executive Officer was the only administrative employee of the company and his responsibilities during 2010 included all financial, treasury, asset, debt and equity functions. Additionally, the Company does not have an independent audit committee since the resignation of the Audit Committee Chairman in December 2008.  In November 2010, there were three independent members of the board of directors elected.  These board members reviewed and approved the 2010 10-K, however, they were not active in the day to day operations of the company. Two of these three independent members of the board of directors resigned during 2011.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *

Alexander Ruckdäschel	39	Director	11/09/10

James Wemett	63	President and Director	02/16/09

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (c)	Total ($)
James Wemett President	2011	150,000	0	0	34,879	0	0	13,000	$197,879
James Wemett President	2010	150,000	0	0	83,700	0	0	10,000	$243,700

(a)	The CEO’s board approved salary is $150,000 per annum. For the years ended 2011 and 2010, $43,700 and $10,000 respectively were paid in cash and $106,300 and $140,000 respectively have been accrued.
(b)	The amounts in the column “Option Awards” reflect the grant date fair value to be recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans. The 2010 amount reflects 12,000,000 warrant shares issued in May of 2010 which vested immediately and the 2011 amount reflects 15,000,000 warrant shares issued in January 2011 which vest over three years ending December 31, 2013.
(c)	The amounts in the column “All Other Compensation” reflect the actual cash paid for being a member of the Board of Directors.

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

On June 20, 2011, the Company established the 2011 Incentive Stock Plan (the “2011 Plan”) without a vote from the stockholders of the Company.   The 2011 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2011 Plan is administered by the Board of Directors and authorizes the grant of 25 million shares of the Company’s common stock.

On December 21, 2011, the Company established the 2012 Incentive Stock Plan (the “2012 Plan”) without a vote from the stockholders of the Company.   The 2012 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2012 Plan is administered by the Board of Directors and authorizes the grant of 30 million shares of the Company’s common stock.

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

On January 3, 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 15 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share, vesting over three years.  The warrants expire January 3, 2016 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

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

Outstanding Equity Awards at December 31, 2011

The following tables summarize information concerning outstanding equity awards held by the named executive officers at December 31, 2011.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Unexercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	12,000,000	None	$0.02	05/15/2015
James Wemett	15,000,000	None	$0.01	01/03/2016

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	50,000	None	$0.24	07/23/2012

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2011.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $13,000 for services provided in 2011.   The three independent members elected to our board in November of 2010 earned compensation beginning in 2011.  The three independent directors received 1,000,000 shares of restricted common stock for joining the board and then earned 1,000,000 shares of restricted common stock each, vesting 250,000 at the end of each quarter of 2011 (March 31, June 30, September 30 and December 31), for serving as a board member.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. Not all of the board members incurred expenses in attending board meetings.

The following table shows compensation earned for the fiscal year ended December 31, 2011 for our directors who are not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)		Total ($)
Crosby, Howard (a)	$1,500	$3,750	$	none	$3,750
Ruckdäschel, Alexander	$2,250	$3,750	$	none	$3,750
Ryan, John (b)	$1,245	$3,750	$	none	$3,750

(1)	Certain columnar information required by Item 402(k) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named directors during the fiscal year ended December 31, 2011.
(2)	Each of the independent directors received 1,000,000 shares of restricted common stock for joining the board and then earned up to 1,000,000 shares of restricted common stock each vesting 250,000 shares at the end of each quarter for 2011 (March 31, June 30, September 30, December 31), for serving as a board member. As of December 31, 2011, only 1,250,000 shares had been issued to each board member. The amounts listed under Fees Earned or Pain in Cash represent the earned but not issued shares.
(a)	Mr. Crosby resigned his position as director of the board of directors on October 17, 2011.
(b)	Mr. Ryan resigned his position as director of the board of directors on August 22, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 12, 2012 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 11 Schoen Place, Sixth Floor, Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after April 12, 2012. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3) (4)	31,068,700	4.7%
Alexander Ruckdäschel Director	1,250,000	0.2%
All Directors and Executive Officers as a group (2 persons) (3) (4)	32,318,700	4.8%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)	Applicable percentage of ownership is based on 636,600,757 shares outstanding on March 19, 2012 together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
3)	Includes (i) currently exercisable options to purchase 50,000 shares of common stock at $0.24 per share (ii) 518,700 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership (iii) 12,000,000 warrants to purchase shares of common stock at $0.02 per share (iv) 15,000,000 warrants to purchase shares of common stock at $0.01 per share and (v) currently exerciseable options to purchase 2,500,000 shares of common stock at $0.01 per share.
4)	Includes currently exercisable options to purchase 1,000,000 shares of common stock at $0.05 per share held by Technology Innovations, LLC (“TI”). Our current Board member, James Wemett is an equity holder of TI, which previously owned 56.3% of our outstanding common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During 2011, the Company issued 7,000,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $35,000 of converted Longview Special Finance debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion price of $0.005 per common share.

During 2011, the Company issued 10,000,000 shares of common stock to Geneva Financial (“Geneva”) in payment of $50,000 of converted Platinum debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Geneva using a conversion price of $0.005 per common share.

During 2011, the Company issued 114,512,680 shares of common stock to Platinum in payment of $572,563 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

During 2011, the Company issued 12,517,400 shares of common stock to Cape One in payment of $45,000 of principal and $17,587 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 25,106,254 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 11,411,933 shares of the Company’s common stock at an exercise price of $0.22 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 12,553,127 shares of the Company’s common stock at an exercise price of $0.33 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 1,141,194 shares of the Company’s common stock with an exercise price of $0.22 per share. All three series of these warrants expired unexercised during the second quarter of 2011 resulting in the elimination of the liability as of June 30, 2011.

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

The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had the original conversion price of $.022 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.005. This conversion price was triggered as a result of the notes issued on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.  The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new exercise price of $.005 per share.  On September 29, 2008, the Lenders also agreed to cancel warrants to purchase 1,218,950,060 shares of common stock at $.005 per share in exchange for 5,000,000 shares of preferred stock. These notes have been extended through forbearance agreements and are now due and payable on April 16, 2012.

2009 Promissory Notes

During 2009, the Company entered into various 8% and 16% Senior Secured Promissory Notes aggregating $181,376 and $74,750, respectively with Platinum and Longview. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The 2009 Promissory Notes contain a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above. These notes have been extended through forbearance agreements and are now due and payable on April 16, 2012.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2012.

Waivers of Default and Forbearance Agreements

The Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC on December 8, 2011 and Longview Special Finance Inc. on January 1, 2012 (collectively referred to as “the Lenders”) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until April 16, 2012 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors) and until April 16, 2012 (for the debt outstanding from Longview Special Finance), unless extended by the lenders in their discretion.

On December 8, 2011 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$15,000 8% Senior Secured Promissory Note due June 30, 2009,

$25,000 16% Senior Secured Promissory Note due October 12, 2009,

$20,000 8% Senior Secured Promissory Note due January 1, 2011,

$16,923 8% Senior Secured Promissory Note due January 15, 2011,

$51,000 8% Senior Secured Promissory Note due January 15, 2011,

$15,000 8% Senior Secured Promissory Note due June 30, 2011,

$12,750 8% Senior Secured Promissory Note due December 31, 2011

$15,000 8% Senior Secured Promissory Note due December 31, 2011, and

$15,000 8% Senior Secured Promissory Note due December 31, 2011.

On December 8, 2011 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

On January 1, 2012 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. due to the Company’s default on various terms and conditions under the following borrowing agreements:

$500,000 8% Senior Secured Notes due March 6, 2009,

$20,000 8% Senior Secured Notes due March 6, 2009,

$30,000 Senior Secured Promissory Note due January 31, 2010,

$25,500 Senior Secured Promissory Note due January 31, 2010,

$34,750 8% Senior Secured Notes due June 30, 2009,

$40,000 16% Senior Secured Promissory Note due November 1, 2009,

$3,846 Senior Secured Promissory Note due January 1, 2011,

$3,077 Senior Secured Promissory Note due January 15, 2011,

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011 and

$2,250 Senior Secured Promissory Note due December 31, 2011.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Platinum Advisors agreed to forbear from demanding payments defined in these agreements until April 16, 2012.  Longview Special Finance agreed to forbear from demanding payments defined in these agreements until April 16, 2012.

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

In April 2010, Longview elected to convert 20,000 shares of their Series B preferred shares into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

In May 2011, Alpha elected to convert 20,000 shares the Series B preferred shares owned by Longview into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

In June 2011, Alpha elected to convert 31,250 shares the Series B preferred shares owned by Longview into 5,000,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

In August 2011, Alpha elected to convert 31,250 shares the Series B preferred shares owned by Longview into 5,000,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

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

On September 26, 2008, TI and the Company entered into a consulting agreement under which TI agreed to provide certain advisory services until September 26, 2009.  In exchange for such services, the Company is to issue to TI common stock valued at an aggregate of $66,000 based upon the trailing 20 day volume weighted average price (the “VWAP”) on the date of issue. As of December 31, 2009, TI was issued 300,000 shares of common stock valued at $11,700 under the Company’s 2007 Incentive Stock Plan and $54,700 is included as accrued expense related to the obligation to issue the remaining shares.  In March of 2010, TI was issued 750,000 shares of common stock valued at $9,000 under the 2009 Incentive Stock Plan.  The remaining $45,700 was realized as a gain on forgiveness of debt during the year ended December 31, 2010.

Our current Board member, James Wemett is an equity holder of Technology Innovations, LLC, which previously owned 56.3% of our outstanding common stock.

Checklist Boards, LLC

During the fourth quarter of 2011, the Company entered into a supply agreement with Checklist Boards, LLC which is 50% owned by NaturalNano’s CEO to manufacture and sell Error Prevention/Safety Checklist Boards which they will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. NaturalNano sells these manufactured boards to Checklist Boards at an agreed to profit margin.

During 2011, in transactions with the Company had sales of $8,700 for 84 medical boards. At December 31, 2011, the Company had an outstanding accounts receivable balance of $4,750 from sales of medical boards to this same related party.

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

Our board has determined that Mr. Ruckdäschel is an “independent director.”

Item 14.	Principal Accountant Fees and Services

On April 24, 2008, we engaged Freed Maxick & Battaglia, CPAs, PC as our independent registered public accounting firm for the years ending December 31, 2008, 2009, 2010 and 2011.

The aggregate fees billed or expected to be billed by for services performed for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010

Audit Fees: Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia CPAs, PC)		$39,000		$51,000

Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2011 and 2010 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q and 10-QSB.

AUDIT RELATED FEES

The Company did not engage Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia CPAs, PC) to provide any other services during the last four fiscal years other than reported above.

TAX FEES

The Company did not engage Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia CPAs, PC) to provide tax compliance, tax advice or tax planning services during the last three fiscal years.

ALL OTHER FEES

The Company did not engage Freed Maxick CPAs, P.C. (formerly known as Freed Maxick & Battaglia CPAs, PC) to provide any other services during the last three fiscal years other than reported above.

Pre-Approval Policies and Procedures

In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

Item 15.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.2	Amended and Restated By-laws of NaturalNano, Inc.	(83)
4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
	NaturalNano, Inc. 2011 Incentive Stock Plan #	(110)
	NaturalNano, Inc. 2012 Incentive Stock Plan #	(118)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)

4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.16.1	Certificate of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series A Preferred Stock	*
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	(55)
	NaturalNano, Inc. 2009 Incentive Stock Plan #	(56)
10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	(84)
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	(85)

10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal a mount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)
10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)
10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
10.43	Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010	(80)
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance $97,500 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007 (together the “Notes”)	(81)
10.45	Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC, regarding forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes”)	(82)
10.46	Series C Amendment	(57)
10.47	Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.	(60)
10.48	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(61)
10.49	Letter Agreement dated May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.	(62)
10.50	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(63)
10.51	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(64)
10.52	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(58)
10.53	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(59)
10.54	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes")	(65)
10.55	Letter Agreement dated August 31, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009 (the “Notes”).	(66)
10.56	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, and the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 (together the "Notes")	(67)

10.57	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $136,375.98, the 8% Senior Secured Promissory Note, dated as of April 17, 2009, in the original principal amount of $5,000, and the 8% Senior Secured Promissory Note, dated as of May 12, 2009, in the original principal amount of $15,000 (collectively the "Notes")	(68)
10.58	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $34,750 (the "Note") from NaturalNano, Inc. and NaturalNano Research, Inc. (jointly and severally, the "Borrower") to Longview Special Financing, Inc. (the "Lender")	(69)
10.59	Letter Agreement dated as of October 2, 2009 with Platinum Long Term Growth IV, LLC (“Platinum”) to pay Platinum the sum $25,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(70)
10.60	Letter Agreement dated as of October 22, 2009 with Longview Special Finance, Inc. (“Longview”) to pay Longview sum $40,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(71)
10.61	Letter Agreement dated November 10, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, the $136,376 8% Senior Secured Promissory Note, $5,000 due June 30, 2009, $15,000 due June 30, 2009, $25,000 due October 12, 2009.	(72)
10.62	Letter Agreement dated November 12, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010, the $34,750 8% Senior Secured Promissory Note due June 30, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(73)
10.63	Letter Agreement dated November 17, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured promissory notes due March 6, 2009.	(74)
10.63	Form of a Subscription Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(75)
10.64	Form of a Subordinated Secured Convertible Promissory Note, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Borrower.	(76)
16.65	Form of a Common Stock Purchase Warrant, dated as of November 30, 2009 (Right to Purchase 45,000,000 shares of Common Stock of NaturalNano, Inc)	(77)
10.66	Form of a Security Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(78)
10.67	Letter Agreement, dated November 30, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(79)
10.68	Letter Agreement, dated November 30, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(86)
10.69	Letter Agreement, dated March 20, 2010 with Cape One Financial LP regarding their forbearance with respect to the $225,000 10% Subordinated Secured Promissory Note.	(87)
10.70	Letter Agreement, dated November 30, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(88)
10.71	Consent Agreement, dated November 30, 2009, by and between Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc.(“Senior Creditors”) and NaturalNano, Inc. (“Company’) regarding the Senior Creditors’ consent to the issuance by the Company of a subordinate convertible promissory note in the aggregate principal amount of $225,000 (the “Junior Note”), convertible (subject to adjustment) at a conversion price of $.005 per share of Common Stock of the Company.	(89)
10.72	Settlement dated March 17, 2010 from Technology Innovations, LLC in favor of NaturalNano, Inc.	(90)

10.75	Letter Agreement effective as of June 30, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(91)
10.76	Letter Agreement effective as of June 30, 2010 with Pla Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(92)
10.77	8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $3,846.15 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(93)
10.78	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(94)
10.79	Letter Agreement effective as of August 10, 2010 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(95)
10.80	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $16,293 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(96)
10.81	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $3,077 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(97)
10.82	Letter Agreement effective as of October 22, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(98)
10.83	Letter Agreement effective as of October 22, 2010 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(99)
10.85	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(100)
10.86	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(101)
10.87	Letter Agreement effective as of March 15, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(104)
10.88	Letter Agreement effective as of March 15, 2011 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(105)
10.89	Letter Agreement effective as of April 4, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $158,884 (together the “Notes”).	(106)
10.90	Letter Agreement effective as of April 5, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009 and one or more secured bridge notes in the current principal amount of $15,923 (together the “Notes”).	(107)
10.91	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $2,250 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(108)
10.92	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $12,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(109)

10.93	Letter Agreement effective as of June 30, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $186,634 (together the “Notes”).	(111)
10.94	Letter Agreement effective as of June 30, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(112)
10.95	Letter Agreement effective as of June 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(113)
10.96	Letter Agreement effective as of June 30, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.	(114)
10.97	8% Senior Secured Promissory Note dated as of September 21, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(115)
10.98	8% Senior Secured Promissory Note dated as of October 11, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(116)
10.99	Letter Agreement effective as of September 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(117)
10.100	8% Senior Secured Promissory Note dated as of December 1, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.101	Letter Agreement effective as of December 8, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $246,634 (together the “Notes”).	**
10.102	Letter Agreement effective as of December 8, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.103	8% Senior Secured Promissory Note dated as of December 16, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.104	Letter Agreement effective as of January 1, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	**
10.105	Letter Agreement effective as of January 17, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	**
10.106	8% Senior Secured Promissory Note dated as of February 10, 2012 in the original principal amount of $25,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.107	8% Senior Secured Promissory Note dated as of March 5, 2012 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick CPAs, P.C.	**

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed+
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.
2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008

51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008
55.	Incorporated by reference to Exhibit 4.19 to Quarterly Report on Form 10-Q filed November 19, 2008
56.	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed October 15, 2009
57.	Incorporated by reference to Exhibit 10.42 to Quarterly Report on Form 10-Q filed September 14, 2009
58.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed April 21, 2009
59.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed May 13, 2009
60.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed June 19, 2009
61.	Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed June 19, 2009
62.	Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed June 19, 2009
63.	Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed June 19, 2009
64.	Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed June 19, 2009
65.	Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed September 15, 2009
66.	Incorporated by reference to Exhibit 10.54 to Quarterly Report on Form 10-Q filed September 15, 2009
67.	Incorporated by reference to Exhibit 10.55 to Quarterly Report on Form 10-Q filed September 15, 2009
68.	Incorporated by reference to Exhibit 10.56 to Quarterly Report on Form 10-Q filed September 15, 2009
69.	Incorporated by reference to Exhibit 10.57 to Quarterly Report on Form 10-Q filed September 15, 2009
70.	Incorporated by reference to Exhibit 4.21 to Current Report on Form 8-K filed October 2, 2009
71.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 23, 2009
72.	Incorporated by reference to Exhibit 10.58 to Quarterly Report on Form 10-Q filed November 24, 2009
73.	Incorporated by reference to Exhibit 10.59 to Quarterly Report on Form 10-Q filed November 24, 2009
74.	Incorporated by reference to Exhibit 10.60 to Quarterly Report on Form 10-Q filed November 24, 2009
75.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2009
76.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2009
77.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 12, 2009
78.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 12, 2009
79.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 12, 2009
80.	Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed April 15, 2009
81.	Incorporated by reference to Exhibit 10.44 to Annual Report on From 10-K filed April 15, 2009
82.	Incorporated by reference to Exhibit 10.45 to Annual Report on From 10-K filed April 15, 2009
83.	Incorporated by reference to Exhibit 3.(II) to Quarterly Report on Form 10-Q filed on November 14, 2008
84.	Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on November 14, 2008
85.	Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on November 14, 2008
86.	Incorporated by reference to Exhibit 10.68 to Annual Report on Form 10-K filed April 9, 2010
87.	Incorporated by reference to Exhibit 10.69 to Annual Report on Form 10-K filed April 9, 2010
88.	Incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed April 9, 2010
89.	Incorporated by reference to Exhibit 10.71 to Annual Report on Form 10-K filed April 9, 2010
90.	Incorporated by reference to Exhibit 10.72 to Quarterly Report on Form 10-Q filed on May 17, 2010
91.	Incorporated by reference to Exhibit 10.75 to Quarterly Report on Form 10-Q filed on August 23, 2010
92.	Incorporated by reference to Exhibit 10.76 to Quarterly Report on Form 10-Q filed on August 23, 2010
93.	Incorporated by reference to Exhibit 10.77 to Quarterly Report on Form 10-Q filed on August 23, 2010
94.	Incorporated by reference to Exhibit 10.78 to Quarterly Report on Form 10-Q filed on August 23, 2010
95.	Incorporated by reference to Exhibit 10.79 to Quarterly Report on Form 10-Q filed on August 23, 2010
96.	Incorporated by reference to Exhibit 10.80 to Current Report on Form 8-K filed October 21, 2010
97.	Incorporated by reference to Exhibit 10.81 to Current Report on Form 8-K filed October 21, 2010
98.	Incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q filed on November 15, 2010
99.	Incorporated by reference to Exhibit 10.83 to Quarterly Report on Form 10-Q filed on November 15, 2010
100.	Incorporated by reference to Exhibit 10.85 to Quarterly Report on Form 10-Q filed on November 15, 2010
101.	Incorporated by reference to Exhibit 10.86 to Quarterly Report on Form 10-Q filed on November 15, 2010
102.	Incorporated by reference to Exhibit 4.23 to Current Report on Form 8-K filed February 18, 2011
103.	Incorporated by reference to Exhibit 4.24 to Current Report on Form 8-K filed February 18, 2011
104.	Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K filed on April 15, 2011
105.	Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K filed on April 15, 2011
106.	Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K filed on April 15, 2011
107.	Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K filed on April 15, 2011
108.	Incorporated by reference to Exhibit 10.91 to Quarterly Report on Form 10-Q filed on May 23, 2011
109.	Incorporated by reference to Exhibit 10.92 to Quarterly Report on Form 10-Q filed on May 23, 2011
110.	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed June 20, 2011
111.	Incorporated by reference to Exhibit 10.93 to Quarterly Report on Form 10-Q filed on August 15, 2011
112.	Incorporated by reference to Exhibit 10.94 to Quarterly Report on Form 10-Q filed on August 15, 2011
113.	Incorporated by reference to Exhibit 10.95 to Quarterly Report on Form 10-Q filed on August 15, 2011

114.	Incorporated by reference to Exhibit 10.96 to Quarterly Report on Form 10-Q filed on August 15, 2011
115.	Incorporated by reference to Exhibit 10.97 to Quarterly Report on Form 10-Q filed on November 14, 2011
116.	Incorporated by reference to Exhibit 10.98 to Quarterly Report on Form 10-Q filed on November 14, 2011
117.	Incorporated by reference to Exhibit 10.99 to Quarterly Report on Form 10-Q filed on November 14, 2011
118.	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed December 21, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 16, 2012
James Wemett	(Principal Executive Officer)
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

Signature	Title	Date

/s/ James Wemett	President and Director	April 16, 2012
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

Signature	Title	Date

/s/ Alexander Ruckdäschel	Director	April 16, 2012
Alexander Ruckdäschel

NATURALNANO, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NaturalNano, Inc

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, has experienced recurring defaults related to various provisions of debt instruments, and will be dependent on extending the terms of its existing financing and obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed Maxick CPAs, P.C.

(Formerly known as Freed Maxick & Battaglia CPAs, PC)

Buffalo, New York

April 16, 2012

NaturalNano, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,732	$6,861
Accounts Receivable	11,536	13,694
Inventory	20,593	16,738
Prepaid expenses, and other current assets	10,033	16,412
Total current assets	43,894	53,705

Property and equipment, net	44,451	145,177
Goodwill	-	80,332
Deferred financing costs, net	-	3,815
Total non-current assets	44,451	229,324
Total Assets	$88,345	$283,029
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,819,000	$3,604,000
Senior secured promissory notes	374,557	249,557
Subordinated secured convertible note, net of discount of $0 and $1,799, respectively	240,000	223,201
Accounts payable	498,080	507,556
Accrued expenses	98,851	103,368
Accrued interest	307,283	582,559
Accrued payroll	736,181	620,907
Deferred revenue	70,000	72,270
Registration rights liability	82,489	82,489
Derivative liability	21,658	60,909
Total current liabilities	6,248,099	6,106,816

Derivative liability	-	15,758
Contingent consideration related to business combination	-	22,107
Other long term liabilities	34,000	40,000
Total Liabilities	6,282,099	6,184,681
Commitments and contingencies ( See Note 12)
Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 647,500 and 730,000 respectively with an aggregate liquidation preference of $1,295 and $1,460 respectively	648	730
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 397,846,557 and 207,366,477, respectively	397,846	207,366
Additional paid in capital	19,602,887	19,028,358
Noncontrolling interest in subsidiary	14,264	33,325
Deficit accumulated in development stage	(26,213,649)	(25,175,681)
Total stockholders' deficiency	(6,193,754)	(5,901,652)
Total liabilities and stockholders' deficiency	$88,345	$283,029

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
Income:
Revenue	$255,416	$311,915
Cost of goods sold	117,736	177,082
Gross profit	137,680	134,833
Operating expenses:
Research and development	164,462	369,978
General and administrative	408,216	648,523
	572,678	1,018,501

Loss from Operations	(434,998)	(883,668)

Other income (expense):
Interest expense, net	(376,154)	(486,933)
Net gain on derivative liability	55,009	7,936
Gain (loss) on forgiveness/modification of debt	(271,050)	816,401
Gain (loss) on disposal of assets	(3,200)	4,490
Loss on impairment of goodwill	(80,332)	-
Income from insurance settlement	31,589	-
Gain on contingent consideration	22,107	-
	(622,031)	341,894
Consolidated net loss	$(1,057,029)	$(541,774)
Consolidated net loss attributable to non-controlling interest in subsidiary	19,061	9,715
Consolidated net loss attributable to the controlling interest	$(1,037,968)	$(532,059)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	290,352,519	141,496,809

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2009	98,882,045	$98,882	5,000,000	$5,000	$18,633,561	$(24,643,622)	$-	$(5,906,179)
Grant of common stock for services @:
$0.001 to $.005 per share	16,122,832	16,123			18,527			34,650
$0.006 per share	3,250,000	3,250			7,500			10,750
$0.012 to $.013 per share 16,122,832 16,123 18,527 34,650	1,000,000	1,000			11,559			12,559
$0.022 per share	150,000	150			3,150			3,300
Beneficial conversion feature of debt					11,805			11,805
Issuance of common stock as interest payment $ 0.005 per share	38,761,600	38,761			155,046			193,807
Warrant issued for services					83,700			83,700
Shares issued on debt conversion	26,000,000	26,000			104,000			130,000
Issuance of common stock and warrants for business combination	20,000,000	20,000			2,690		43,040	65,730
Series B preferred shares converted to common shares	3,200,000	3,200	(20,000)	(20)	(3,180)			-
Net income (loss) for the twelve months ended 12/31/10						(532,059)	(9,715)	(541,774)
Balance at December 31, 2010	207,366,477	$207,366	4,980,000	$4,980	$19,028,358	$(25,175,681)	$33,325	$(5,901,652)
Grant of common stock for services @:
$0.001 to $.003 per share	9,250,000	9,250			9,500			18,750
$0.0006 per share	24,000,000	24,000			(9,600)			14,400
Issuance of common stock as interest payment $ 0.005 per share	128,030,080	128,030			512,120			640,150
Warrant issued for services					11,627			11,627
Shares issued on debt conversion	16,000,000	16,000			64,000			80,000
Series B preferred shares converted to common shares	13,200,000	13,200	(82,500)	(82)	(13,118)			-
Net income (loss) for the twelve months ended 12/31/11						(1,037,968)	(19,061)	(1,057,029)
Balance at December 31, 2011	397,846,557	$397,846	4,897,500	$4,898	$19,602,887	$(26,213,649)	$14,264	$(6,193,754)

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31
	2011	2010
Cash flows from operating activities:
Net loss attributable to controlling interest	$(1,037,968)	$(532,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,526	155,885
Amortization of discount on convertible notes	1,799	89,785
Amortization of deferred financing costs	3,815	39,077
Non-cash gain on forgiveness of debt	(38,950)	(816,401)
Fair value adjustment of derivative liabilities	(55,009)	(7,936)
Issuance of stock for services	33,150	61,258
Issuance of stock for interest	640,150	193,807
Issuance of warrants for services	11,627	83,700
Loss on impairment of goodwill	80,332	-
Loss on disposal of asset	3,200	-
Loss on modification of debt	310,000	-
Gain on contingent liability	(22,107)	-
Loss in non-controlling interest in subsidiary	(19,061)	(9,715)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	(3,855)	5,277
Decrease in accounts receivable	2,158	-
Decrease in other current assets	6,379	206,008
(Decrease) increase in accounts payable, accrued
payroll and accrued expenses	(135,045)	348,158
Increase (decrease) in deferred revenue	(2,270)	2,270
Decrease in other liability	(6,000)	(6,000)
Net cash used in operating activities	(130,129)	(186,886)
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	125,000	103,846
Proceeds from unsecured Promissory Note	21,080	5,000
Payment on unsecured Promissory Note	(21,080)	(5,000)
Net cash provided by financing activities	125,000	103,846
Decrease in cash and cash equivalents	(5,129)	(83,040)
Cash and cash equivalents at beginning of period	6,861	89,901
Cash and cash equivalents at end of period	$1,732	$6,861

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$5,671	$12,874

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$80,000	$130,000
Acquisition of subsidiary through issuance of commons stock and warrants	$-	87,837
Conversion of preferred shares into common shares	$13,200	3,200

See notes to consolidated financial statements

NaturalNano, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Combotexs was a technology company organized on October 28, 2009 that marketed Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining.  Combotexs also had certain marketing and distribution agreements for various household products.  The Company acknowledges the acquisition of Combotexs as a short term source for revenue, cash flow and a method of incorporating nanotubes found in halloysite clay into Combotexs products.

During the fourth quarter of 2011, the Company determined that the relationship with Combotexs was not operating in the manner it was intended. The sales were not to the volume expected and the continued operations, as structured, were not sustainable. During the month of December, the board of directors authorized the Company CEO to wind down the operations of Combotexs resulting in a write down of assets and the inventory revalued and assumed by NaturalNano. No further activity will occur with Combotexs beyond December 31, 2011 and the entity is expected to be legally dissolved in 2012.

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. Accordingly, the Company will still have continuing cash flows from the business in 2012 and beyond.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2011 of $1,057,029 and had negative working capital of $6,204,205 and a stockholders' deficiency of $6,193,754 at December 31, 2011. Since inception the Company’s growth has been funded through combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

During 2011, the Company entered into a series of senior secured Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”), the holders of the Company’s primary debt obligations since 2007.  The aggregate principal borrowings on the 2011 Promissory Notes from Platinum and Longview during 2011 were $87,750 and $37,250, respectively.  The proceeds from the 2011 Promissory Notes were provided for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on various dates between March 9, 2009 and December 31, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate through April 16, 2012.  Additionally, Platinum and Platinum advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.  As consideration for these forbearance agreements, effective December 8, 2011, Platinum and Platinum Advisors will each be paid $125,000 which will be added to the principal balance of each of their notes. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $250,000 during the year ended December 31, 2011 reported in the statement of operations. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate though April 16, 2012.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations.

On November 30, 2009 the Company entered into $225,000 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Finance LP (“Cape One”), an accredited investor. The Convertible Note has a fifteen month term, bears interest at 10% per annum payable quarterly and is secured by certain assets of the Company pursuant to a security agreement entered into on November 30, 2009.  The Note is convertible at the investor’s option into common stock at any time prior to maturity at $0.005 per share, subject to certain anti-dilution provisions and provides that the result of such conversion cannot result in the beneficial ownership in excess of 4.99% of the issued and outstanding common stock.  Pursuant to the terms of this financing obligation, 45,000,000 common stock purchase warrants were granted at an exercise price of $0.025 per share, these warrants are subject to certain anti-dilution adjustments as described in the agreement.  The net proceeds from the Convertible Note amounted to $197,000 after fees and were restricted to general working capital purposes only.  On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2011 and 2010 no allowance for doubtful accounts was considered necessary.

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

Property and equipment, at cost, consists of the following:

	2011	2010	Useful Life

Lab equipment	$564,234	$564,234	5 years
Leasehold improvements	118,120	118,120	3-15 years
Office equipment	-	4,800	5 years
	682,354	687,154
Accumulated depreciation and amortization	(637,903)	(541,977)

Net property and equipment	$44,451	$145,177

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company will perform annual assessments beginning in 2011 for the goodwill that resulted from the 2010 business combination. Due to the inability to estimate consistent cash flows going forward on the Medical Boards business at December 31, 2011, the full amount of goodwill, $80,332 was charged off as a loss on impairment in the fourth quarter of 2011.

Accrued Payroll

The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts contractually owed to employees.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2011 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Tax Rebate from the State of New York

During the year ended December 31, 2011 the Company received a QETC Facilities, Operations, and Training tax rebate (“QETC rebate”) from the State of New York of $60,073 related to the tax year ended December 31, 2009. All such amounts are recorded as a reduction in general and administrative expenses in the period they are received.

Revenue Recognition

Revenue is generated from the delivery of Pleximer and sample products specifically formulated for customer applications and production and delivery of medical boards. The Company earns and recognizes such revenue when the shipment of the sample products or medical boards has occurred, title transfers, no further performance obligation exists, and when collection is reasonably assured.

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

As of December 31, 2011 there were 1,680,444,074 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum Long Term Growth, Platinum Advisors, Longview Special Finance and Technology Innovations LLC. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

Subsequent to December 31, 2011, 208,754,200 common shares were issued upon conversion of the instruments noted above and 30,000,000 shares of common stock were issued for services, both of which will dilute any potential future earnings.

Share Based Payments

The Company has six incentive stock plans: the 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (“the 2008 Plan”), the 2009 Stock Incentive Plan (“the 2009 Plan”), the 2011 Incentive Stock Plan (“the 2011 Plan") and the 2012 Stock Incentive Plan (“the 2012 Plan”) or (collectively, the “Plans”).  The Plans provide for issuance of share-based awards to officers, key employees, non-employee directors, vendors and consultants. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, option awards vest based upon time-based conditions and are granted at exercise prices based on the closing market price of the Company’s stock on the date of grant.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments in 2011 and 2010 based on rates charges being consistent with current market rates available to the Company.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  The Company is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the consolidated financial statements.

Management does not believe that other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.  51% Acquisition of Combotexs, LLC

On April 20, 2010 the Company acquired a 51% voting equity interest in Combotexs, LLC, (“Combotexs”), a privately held   New York   limited liability company, pursuant to the terms of an Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) the sole member of Combotexs. Combotexs is a technology company that had minimal revenue since its inception in October 2009 through the date of acquisition and markets Error Prevention/Safety Checklist Boards and Safety Training to hospitals and other industries such as healthcare, petrochemical and mining. The acquisition of Combotexs provides the Company with a short term source for revenue and cash flow, as well as the potential of incorporating nanotubes found in halloysite clay into Combotexs products.

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

In consideration for 51% of Combotexs, NaturalNano issued 20,000,000 shares of the Company’s common stock to WMS and in a contingent consideration arrangement, will grant up to 40,000,000 common stock warrants (based on future sales volumes). The grant of up to 40,000,000 warrants each entitles WMS to purchase one share of the Company’s common stock. The first 20,000,000 warrants become exercisable at a price of $.05 on the first day that of the first month after the gross sales of Combotexs exceeds $1,000,000 in the aggregate, net of taxes. The second 10,000,000 warrants become exercisable at a price of $.08 on the first day of the first month after the gross sales of Combotexs exceed $3,000,000 in the aggregate, net of taxes.  The final 10,000,000 warrants become exercisable at a price of $.10 on the first day of the first month after the gross sales of Combotexs exceed $4,000,000 in the aggregate, net of taxes. The warrants have a term of five years from and after the date on which they become exercisable and provide for cashless exercise. As a result of the dissolution of the Combotexs entity, these warrants will not vest and have thus been cancelled.

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

Because the contingent consideration will be settled in a variable number of shares and the variability is based on something other than the value of the Company’s shares, the contingent consideration has been classified as a liability.  The fair value of the liability will be evaluated on each reporting date with changes in fair value reported in the statement of operations.  As of December 31, 2011, as a result of the changes in the relationship with Combotexs, the Company determined that the contingent consideration was not probable and was reduced to $0 resulting in a gain of $22,107 during the year ended December 31, 2011.

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

As a result of the changes in the relationship with Combotexs, the carrying values of the related assets as of December 31, 2011 were evaluated. Certain inventory was sold to a related party (see Note 15), certain demonstration inventory was written off resulting in a $36,875 charge to cost of goods sold, and future cash flows were determined to be inestimable and as a result, the Goodwill was impaired to a $0 value resulting in an impairment loss of $80,332 during the year ended December 31, 2011.

Further, as a result of the ongoing cash flows and continuing involvement with the business, the Company will continue to present a reportable segment renamed Medical Boards.

3.   SENIOR CONVERTIBLE DEBT AND PROMISSORY NOTES

As of December 31, 2011, the consolidated balance sheet reflects a current liability of $4,193,557 ($3,853,557 at December 31, 2010) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,743,634 through April 16, 2012. Longview Special Finance has granted a waiver of default on their outstanding principal of $449,923 through April 16, 2012.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by ASC 470-20, Debt with Conversions and Other Options.   As the principal of the note is due in full at maturity, the interest in not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note. During the twelve months ended December 31, 2011 and 2010, the Company recorded $0 and $78,981 respectively, in amortization expense relating to the discount on the Notes. This amortization is included as interest expense in the accompanying Statement of Operations.

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

During 2011 and 2010 respectively, the Company issued 7,000,000 and 26,000,000 shares of common stock upon conversion of $35,000 and $130,000 of outstanding principal by Longview Special Finance. During 2011 and 2010, respectively, the Company issued an aggregate of 114,512,680 and 38,761,600 shares of our common stock to Platinum in satisfaction of $572,563 and $193,808 of interest due on the 8% Senior Secured Notes. During 2011, the Company issued 10,000,000 shares of common stock to Geneva Financial (“Geneva”) upon conversion of $50,000 of outstanding interest owed to Platinum on the 8% Senior Secured Convertible Notes.

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

Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes was originally due and payable on March 7, 2009 and has been extended numerous times to the currently payable date of April 16, 2012 under a forbearance agreement entered into in 2011. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded is at least $1.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

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

The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on March 7, 2007 at $3,767,046. The Company recorded a discount on such Notes in the amount of $3,347,500 for the fair value of these warrants, limited by the aggregate proceeds received. This discount is being amortized on a straight line basis over the term of the Notes and is included in interest expense in the accompanying Statement of Operations. The Black-Scholes valuation model was used to derive the fair value of the related warrants on the date of grant. An expected volatility assumption of 112% has been based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 4.5% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on March 7, 2007 was $0.23 per share. The expiration date used in the valuation model aligns with the warrant life of four years. The dividend yield was assumed to be zero. All of these warrants expired unexercised on May 6, 2011.

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 332,387 shares of the Company’s common stock at $0.22 per share, (iii) Series B Warrants for the purchase of 1,473,581 shares of the Company’s common stock at $0.33 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 1,141,194 shares of the Company’s common stock at an exercise price of $0.22 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 and the conversion price was modified to $0.005 and the number of warrants was modified to be 162,093,910. As of December 31, 2010 there were 162,093,910 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share. These warrants expired unexercised during the second quarter of 2011 resulting in the elimination of the liability as of June 30, 2011.

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

The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At December 31, 2011 and 2010 the outstanding balance for this obligation was $82,489.

As of the December of 2011, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through April 16, 2012.

 September 29, 2008 Senior Convertible Promissory Notes

On September 29, 2008, the Company entered into a Loan and Security Agreement (the “2008 Promissory Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes originally due January 31, 2010 to the Lenders and extended multiple times to the current date of April 16, 2012 during the fourth quarter of 2011.  This agreement provided for additional advances, subject to performance milestones being achieved by the Company. These milestones were not achieved and as a result this agreement was terminated.

The 2008 Promissory Notes are convertible into common stock of the Company, with a conversion price of $0.005 per share.  Because the New Notes are convertible into common stock of the Company at a price less than the fair market value of the Company’s common stock on the dates the New Notes were issued, there is a beneficial conversion feature related to the New Notes.  The intrinsic value of the common stock each note is convertible into is greater than the face value of each note. The value of the beneficial conversion feature to be recorded was limited by FASB ASC 470-20, Debt with Conversions and Other Options, to $475,000, the face value of the New Notes.  The beneficial conversion feature was recorded as equity and as a discount to the New Notes. This discount is being amortized on a straight line basis over the term of the notes.

During 2011, the note terms were extended such that all unpaid interest and principal were due and payable at maturity on December 31, 2011. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of through April 16, 2012. Longview Special Finance has granted a waiver of default on their outstanding principal of through April 16, 2012.

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

As of December 31, 2011 and 2010, there is $3,819,000 outstanding related to the Initial and 2008 Notes convertible into an aggregate of 763,800,000 and 720,800,000, respectively, common shares issuable upon the conversion of the principal amount of these Notes at the fixed conversion price of $0.005 per share.

2009 Senior Secured Promissory Notes

During 2009, the Company entered into various Senior Secured Promissory Notes aggregating to $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on June 30, 2009 (the maturity date of the notes).  These notes have been extended numerous times through forbearance agreements and are now due and payable on April 16, 2012.  The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,415 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2012.

2011 Senior Secured Promissory Notes

During 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $87,750 and $37,250, respectively, with Platinum and Longview (“the 2011 Senior Secured Promissory Notes”). The 2011 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2011 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2012.

4.        SUBORDINATED SECURED CONVERTIBLE NOTE

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

The 10% Convertible Note has a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.005 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.  During the first quarter of 2011, a forbearance agreement was entered into between Cape One and the Company which altered the due date from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note.  This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended June 30, 2011 reported in the statement of operations. In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations.

During 2011, the Company issued 12,517,400 shares of common stock to Cape One in payment of $45,000 of principal and $17,587 of interest expense obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

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

The warrant and conversion terms related to the transaction were considered to be derivatives as a result of the anti-dilution provisions. The fair value of the Cape One derivatives was determined by estimating the total enterprise value of the Company based upon trending the firm value from December 2006 to December 2011 and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.  An option pricing model was then used to allocate $12,603 to the Cape One derivatives, recorded as a note discount.

Debt discount on these notes is amortized using a straight line method and classified as interest during the term of the Notes through the period ending March 4, 2011. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by generally accepted accounting principles as the principal of the note is due in full at maturity, the interest is not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.  During the years ended December 31, 2011 and 2010, the Company recorded $1,799 and $10,804 respectively, in amortization expense relating to the discount on the Notes.  This amortization is included as interest expense in the accompanying statement of operations.

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

 6 .        DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2011 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2011 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 3.)
•	The 162,093,910 warrants granted to Platinum Advisors LLC at an exercise price of $0.005 per share in 2007 as consideration for due diligence services in connection with the 8% Senior Secured Convertible debt entered into in 2007 (described in Note 3.) These warrants contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price. These warrants expired unexercised on May 6, 2011.
•	The warrant granted to Technology Innovations LLC (“TI”) in August 2008, (described in Note 5. above.) The warrant was determined not to have a fixed settlement provision as the exercise price will fluctuate based upon the number of shares fully diluted outstanding. This warrant expired unexercised on February 11, 2011.

•	The debt conversion feature and the 45 million warrants exercisable at $0.025 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 4.)

The fair value of the derivative liabilities as of December 31, 2011 and 2010 are as follows:

	December
	31,	December 31,
	2011	2010
	Derivative	Derivative
Derivative Instrument	Liability	Liability
Platinum Advisors warrants	$-	$16,197
8% Notes conversion feature	20,531	57,022
10% Notes conversion feature	1,127	3,448
Total	$21,658	$76,667

During the twelve months ended December 31, 2011 and 2010, the Company recognized $55,009 and $7,936 respectively in net gains relating to the changes in fair market value for these derivative liabilities.

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

F-20

	2011	2010
Fair value – beginning	$76,667	$84,603
Derivative liability issued	-	-
Loss (gain) recognized	(55,009)	(7,936)
Fair value – ending	$21,658	$76,667

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

On November 5, 2010, the Company and the NRL agreed to an amended commercialization plan to include cosmetics as a non-exclusive field of use and to extend the term to renewable yearly as long as we are shipping commercial products and paying their licensee fees.  The Company plans to use these licenses to continue their commercial development plan related to their Halloysite products.  The license requires the first commercial sale of the royalty-bearing product by October 1, 2012.  Upon issuance of the license, a non-refundable fee of $5,000 was paid.  The royalties due on the net sales for each royalty-bearing product are 5%.  The royalty fees are accrued each year between January 1 and December 31 and they are required to be paid in full each May 1 st of the following year.  In addition, an annual license fee of $5,000 is due on October 31, 2012 and each year thereafter that the license is in effect.  The license remains in effect but can be terminated by the Navy if the first commercial sale does not occur by October 1, 2012, along with several other provisions.  In conjunction with this new license agreement, the NRL forgave all unpaid royalties (totaling $756,333) due which are reflected in our financial statements.  In November, 2010, the accrued liability was reversed net of approximately $53,000 which had been recorded as prepaid expense and the net total relieved of $704,083 was recorded as a gain on forgiveness of debt.

8.     INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2011	2010
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(211,231)	(369,585)
State	(882)	1,031,199
Total deferred	(212,113)	661,614
Less increase (decrease) in valuation allowance	212,113	(661,614)
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

Individual components of deferred taxes are as follows:

	2011	2010
Deferred tax assets
Net operating loss carry forwards	$3,911,276	$3,745,753
Equity issued for services	1,134,254	1,137,180
Other	396,792	338,929
Total	5,442,322	5,221,862
Less valuation allowance	(5,442,322)	(5,221,862)
Gross deferred tax asset	$-	$-

Deferred tax liabilities
Beneficial Conversion Feature	$-	$-
Gross deferred tax liabilities	$-	$-

Net deferred tax liabilities	$-	$-

As of December 31, 2011 and 2010, the Company has no deferred income tax liability, which consists of the tax effect of the difference in the basis between GAAP and tax purposes, for the beneficial conversion feature in connection with the various financing obligations it has entered into during 2011 and 2010. However, once the valuation allowance is eliminated in its entirety, the tax effect of the gross beneficial conversion feature for some financing obligations of $475,000 will reverse into contributed capital.

The Company has approximately $14,540,000 in federal net operating loss carry-forwards (“NOL’s”) available to reduce future taxable income.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOL’s before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carry-forward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with ASC 718 when realized for tax purposes.  These carry-forwards expire at various dates from 2025 through 2031.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the controlling ownership by Technology Innovations, as well as with the changes in ownership that occurred during 2010, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application does not have a material effect on the balance sheet or statements of operations of the Company in 2011 or 2010.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2011	2010

Statutory United States federal rate benefit (provision)	34.0%	34.0%
State taxes, net of federal benefit	-	(127.9)
Nondeductible Interest Expense	(12.2)	(28.6)
Impairment of Asset	(1.9)	-
Change in valuation allowance	(20.4)	124.3
Nondeductible Stock Based Compensation	-	-
Penalties	-	(2.5)
Other	0.5	0.7

Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$1,033,000	$1,033,000
Gross increase for tax positions of prior years	—	—
Gross decrease for tax positions of prior years	(273,000)	(273,000)
Gross increase for tax positions of current year	—	—
Gross decrease for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized tax benefits balance at December 31	$760,000	$760,000

At December 31, 2011 and 2010, the total unrecognized tax benefits of $760,000 and $760,000, respectively, have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2008-2011 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

9.      STOCKHOLDERS EQUITY

As of December 31, 2011 the Company was authorized to issue up to 5,000,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

On September 29, 2008 the Platinum and Longview agreed to exchange detachable warrants (see Note 3) to purchase 1,218,750,060 shares of common stock of the Company for $0.005 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $1,295 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $8,500.

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

In May 2011, Alpha Capital Anstalt (“Alpha”) elected to convert 20,000 shares the Series B preferred shares owned by Longview into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

In June 2011, Alpha elected to convert 31,250 shares the Series B preferred shares owned by Longview into 5,000,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

In August 2011, Alpha elected to convert 31,250 shares the Series B preferred shares owned by Longview into 5,000,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

Common Stock Issuances

During the twelve months ended December 31, 2011, the Company issued an aggregate of 16,000,000 and 128,030,080 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders (see Notes 3 and 4). During the twelve months ended December 31, 2010, the Company issued an aggregate of 26,000,000 and 38,761,000 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders.

In April 2010, Longview elected to convert 20,000 shares of their Series B into 3,200,000 common shares at the previously discussed conversion rate of 160 common shares per each Series B share.

During the twelve months ended December 31, 2011, the Company issued an aggregate of 13,200,000 to Alpha upon their request to convert 82,500 shares of Longview Preferred Series B stock into common shares.

During the twelve months ended December 31, 2011, the Company issued an aggregate of 3,750,000 shares of common stock to 3 individuals in connection with board services provided in 2011 to the Company in an aggregate amount of $11,250.

During the twelve months ended December 31, 2011, the Company issued an aggregate of 29,500,000 shares of common stock to 9 individuals or entities in connection with professional consulting, lab and research services, marketing support and website assistance provided in 2011 to the Company in an aggregate amount of $21,900.

During the twelve months ended December 31, 2010, the Company issued an aggregate of 19,772,832 shares of common stock to 13 individuals or entities in connection with professional consulting, lab and research services, facility rent, marketing support and website assistance provided in 2010 to the Company in an aggregate amount of $52,000.

In March 2010, the Company issued 750,000 shares of common stock to satisfy all outstanding obligations to TI and the shares were valued at $9,000.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2011 and 2010 respectively, there were common stock warrants outstanding to purchase an aggregate 72,440,741 and 259,534,651 shares of common stock, excluding the warrant shares available to TI which expired in 2011, pursuant to the warrant grant agreements described below.

On January 3, 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 15 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share.  The warrants vest over three years, expire January 3, 2016 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

On May 15, 2010, Mr. Jim Wemett, the Company’s CEO, was awarded 12 million warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.02 per warrant share.  The warrants vest immediately, expire May 15, 2015 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $83,700.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.2% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on March 7, 2010 was $0.008 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

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

The fair value of the contingent consideration arrangement is in three parts, first, 20,000,000 warrants ($13,849) become exercisable on the first day of the first month after gross sales of Combotexs from and after April 20, 2010 exceeds $1,000,000 in the aggregate net of taxes.  These warrants were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the company utilized key assumptions of an expected term of 7 years, exercise price of $0.05, interest rate of 3.20%, a volatility rate of 150% and a probability factor of 100%.  Second, 10,000,000 warrants ($5,632) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 8 years, exercise price of $0.08, interest rate of 3.50%, a volatility rate of 150% and a probability factor of 80%.  Third, 10,000,000 warrants ($2,626) were valued using the Black-Scholes model and in determining the fair value per share for the warrants, the Company utilized key assumptions of an expected term of 10 years, exercise prices of $0.10, interest rate of 3.79%, a volatility rate of 150% and a probability factor of 30%. As a result of the dissolution of the Combotexs entity at the end of 2011, these warrants will not vest, have not been exercised and have thus been cancelled.

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

During 2007 the Company issued $3,347,500 of 8% senior convertible notes and 25,106,254 in detachable warrants (as described below and in Note 3). During the third quarter of 2008, the Company issued the 2008 Promissory Notes for $475,000 of debt securities having a conversion price of $0.005 per common share, which triggered the anti-dilution provisions of the Initial Notes and the attached warrants.  On September 29, 2008, Platinum and Longview agreed to cancel 1,218,750,060 warrants in exchange for shares of preferred stock, as allowed under the agreement.  As of December 31, 2011 and 2010, there were remaining zero and 162,093,910 of these warrant rights respectively, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.005 per share. All of these warrants expired unexercised on May 6, 2011.

 A summary of the status of outstanding warrant plans is presented below:

	2011			2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Shares	Price	Life-years	Shares	Price	Life-years

Outstanding at beginning of year	259,534,651	$0.05	2.57	207,534,651	$0.04	2.15
Granted during the year	15,000,000			52,000,000
Cancelled or forfeited	(202,093,910)			0
Warrants outstanding at end of year	72,440,741	$0.02	3.33	259,534,651	$0.05	2.57
Warrants exercisable at end of year	72,440,741	$0.02	3.33	219,534,651	$0.05	3.04

10.           INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the”2008 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plans also provide for the granting of performance-based and restricted stock awards.  The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, and the 2008 Plan is authorized to grant up to 800 million unit share awards. The 2009 Plan is authorized to grant up to 20 million share unit awards. The 2011 Plan is authorized to grant up to 25 million share unit awards. The 2012 Plan is authorized to grant up to 30 million share unit awards.

Employee stock compensation expense was $0 for the twelve months ended December 31, 2011 and for the twelve months ended December 31, 2010.  No option grants were made in 2011 or 2010.

A summary of the status of outstanding incentive stock plans is presented below:

	2011			2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Shares	Price	Life-years	Shares	Price	Life-years

Outstanding at beginning of year	12,673,333	$0.21	4.99	12,673,333	$0.21	6.01
Granted during the year	0			0
Cancelled or forfeited	(70,000)			0	$
Options outstanding at end of year	12,603,333	$0.21	4.00	12,673,333	$0.21	4.99
Options exercisable at end of year	12,603,333	$0.21	4.00	12,673,333	$0.21	4.99
Shares issued in current year	33,250,000			20,522,832

As of December 31, 2011, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  No incentive stock option awards were exercised in 2011 or 2010.

11.     CREDITOR CONCESSIONS

During the years ended December 31, 2011 and December 31, 2010, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $73,950 and $815,850 respectively were satisfied for revised payment terms of $35,000 and $551 respectively, resulting in a gain on forgiveness of debt of $38,950 and $816,401 respectively. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

12.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations

On December 7, 2007, we entered into an agreement to lease approximately 9,200 square feet in Rochester, NY for laboratory space for a period beginning December 17, 2007 and ending February 28, 2011. From the period starting March 1, 2008 until February 28, 2011 the rent shall be $3,300 per month. We have the option to terminate this lease agreement at any time after March 1, 2010 with a 60 day notice. We also have the option of up to six (6) one year renewals of the lease agreement under substantially the same terms except that the rent shall be $3,400 per month during any such renewal period. In August 2010, the Company renegotiated the lease agreement for the period July 2010 through February 2011.  The rent for that period decreased to $2,000 per month.  In December 2010, the Company renegotiated the first year of the renewal period (March 1, 2011 through February 28, 2012) at a rate of $2,000 per month.  The lease converts to a month-to-month agreement after February 28, 2012 at $2,000 per month with no targeted end date. Total rent expense for the years ended December 31, 2011 and 2010 was $24,000 and $30,925 respectively.

During the first quarter of 2009, the business office for the Company was relocated to and is currently conducted from office space located at 15 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2009 was $3,000.  During the third quarter of 2010, the business office for the Company was relocated to and is currently conducted from office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2011 and 2010 was $9,325 and $4,075 respectively.

Commitments

As more fully described in Note 6, the Company has entered into patent license agreements with the United States Department of the Navy which obligates it to pay license fees and certain minimum royalty payments until at least October 2012.

Presented below are the minimum future payments under these license and lease agreements.

	Patent	Office and
For the period ending December 31:	License	lab space	Total
2012	$5,000	$4,000	$9,000
2013	—	—	—
2014	—	—	—
2015	—	—	—
Thereafter	—	—	—
Total contractual cash obligations	$5,000	$4,000	$9,000

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2011. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

During the third quarter ending September 30, 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

13.     SEGMENT INFORMATION

In conjunction with the acquisition a 51% voting equity interest in Combotexs, the Company adopted ASC 280 Segment Reporting. The Company's reportable segments are strategic business units that offer different products and services. The Company’s reportable segments are organized, managed and internally reported separately because each business requires different technology and marketing strategies. The Company currently has two operating segments, Nanotechnology and Medical Boards.  A summary of the two segments is as follows:

Nanotechnology

Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

Medical Boards	Production of Error Prevention/Safety Checklist Boards for sale to a related party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the years ended December 31, 2010 and December 31, 2011 is as follows:

	Nanotechnology		Medical Boards		Consolidated
	For the years ended		For the years ended		For the years ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Segment profit (loss) from operations	$(433,269)	$(937,235)	$(1,729)	$53,567	$(434,998)	$(883,668)
Revenues from external customers	$83,305	$110,925	$172,111	$200,990	$255,416	$311,915
Revenues from intersegment sales	$14,760	$84,170	$-	$-	$14,760	$84,170
Interest expense and amortization of debt discount	$376,153	$486,881	$-	$52	$376,153	$486,933
Depreciation and amortization	$96,566	$155,245	$960	$640	$97,526	$155,885
Significant non-cash items:
Equity based payments	$33,250	$144,958	$-	$-	$33,250	$144,958
Gain on extinguishment of debt	$38,950	$816,135	$-	$266	$38,950	$816,401
Gain on contingent consideration	$-	$-	$22,107	$-	$22,107	$-
Impairment of Goodwill	$-	$-	$(80,332)	$-	$(80,332)	$-

Total Assets - As of December 31, 2011, the Company had total assets of approximately $88,345 ($283,029 at December 31, 2010) of which approximately $82,404 ($178,005 at December 31, 2010) was for Nanotechnology and approximately $5,941 ($105,024 at December 31, 2010) was for Medical Boards.

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the years ended December 31, 2011 and 2010, the Company derived 27% and 32% respectively of its revenue from one customer, which is included in the Nanotechnology operating segment.

14.     SUBSEQUENT EVENTS

Reverse Stock Split

Subsequent to December 31, 2011 and prior to the filing of this report, the board of directors voted in favor of the following:

•	Implement a reverse stock split of its authorized and issued shares of common stock.
•	Record date of reverse split is March 16, 2012.
•	Effective date of reverse split will be upon approval by FINRA. Accordingly, the financial statements have not been revised to reflect the transaction.

Common Stock Issued

Subsequent to December 31, 2011 and prior to the filing of this report, the Company issued 238,754,200 common shares as follows:

•	153,844,200 shares to Platinum Long Term Growth IV in payment of $622,221 of principal and $147,000 of interest on the 8% Senior Secured Convertible Notes.
•	14,910,000 shares to CapeOne Financial in payment of $44,500 of interest and $30,000 of principal on the 10% Subordinated Secured Convertible Promissory Agreement.
•	40,000,000 shares to Alpha Capital in conversion of 250,000 Preferred B shares that are held by Longview Special Finance.
•	30,000,000 shares for services valued at $10,800.

Dissolution of Subsidiary

In connection with the restructuring of the medical board business discussed in Note 1, Combotexs, LLC is expected to be legally dissolved in 2012.

8% Senior Secured Promissory Notes

On February 10, 2012, the Company entered into a Senior Secured Promissory Note for $25,000 with Platinum Long Term Growth IV (“Platinum”). On March 5, 2012, the Company entered into a Senior Secured Promissory Notes for $12,000 with Platinum. These 2012 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 3) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2012 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on June 1, 2012 (the maturity date of the notes).  The 2012 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum.

On January 1, 2012 the Company and Longview Special Finance entered into a forbearance agreement which altered the due date of the 8% Senior Secured Promissory Note from December 31, 2011 to April 16, 2012.  As consideration for this forbearance, Longview will be paid $50,000 which will be added to the principle balance of the note.

Subordinated Secured Convertible Note

On January 17, 2012 the Company and Cape One Financial LP entered into a forbearance agreement which altered the due date of the 10% Senior Secured Convertible Note (see Note 4) from December 31, 2011 to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note.

15.     RELATED PARTY TRANSACTIONS

Unsecured loans from CEO

During 2011, the Company CEO made several unsecured loans to provide working capital totaling $21,080. All of these loans have been repaid, with zero interest, as of December 31, 2011.

Inventory purchases

During 2011, in transactions related to the dissolution of the Combtexs entity, the Company purchased $1,016 of Medical Board parts inventory from Combotexs. The Company will resell this inventory as part of finished Medical Boards.

Sales to related party

During 2011, in transactions with a related party of which the Company CEO is an owner, the Company had sales of $8,700 for 84 medical boards. At December 31, 2011, the Company had an outstanding accounts receivable balance of $4,750 from sales of medical boards to this same related party.

