Form 10-Q
period 2012-03-31
NaturalNano, Inc.
filed 2012-05-15
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : March 31, 2012_________________

or

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

700,337,157 as of May 10, 2012

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$-	$1,732
Accounts Receivable	13,310	11,536
Inventory	21,601	20,593
Prepaid expenses and other current assets	8,957	10,033
Total current assets	43,868	43,894

Property and equipment, net	23,431	44,451
Total non-current assets	23,431	44,451
Total Assets	$67,299	$88,345
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,246,779	$3,819,000
Senior secured promissory notes	411,557	374,557
Subordinated secured convertible note	235,000	240,000
Accounts payable	479,972	498,080
Accrued expenses	111,102	98,851
Accrued interest	214,081	307,283
Accrued payroll	770,671	736,181
Deferred revenue	70,000	70,000
Registration rights liability	82,489	82,489
Derivative liability	21,658	21,658
Total current liabilities	5,643,309	6,248,099

Other long term liabilities	32,500	34,000
Total Liabilities	5,675,809	6,282,099

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 397,500 and 647,500 respectively with an aggregate liquidation preference of $795 and $1,295 respectively	398	648
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 5 billion authorized, issued and outstanding 636,600,757 and 397,846,557, respectively	636,601	397,846
Additional paid in capital	20,221,860	19,602,887
Noncontrolling interest in subsidiary	14,264	14,264
Accumulated deficit	(26,485,883)	(26,213,649)
Total stockholders' deficiency	(5,608,510)	(6,193,754)
Total liabilities and stockholders' deficiency	$67,299	$88,345

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2012	2011
Income:
Revenue	$43,523	$76,274
Cost of goods sold	7,749	21,956
Gross profit	35,774	54,318
Operating expenses:
Research and development	39,385	44,281
General and administrative	95,275	95,340
	134,660	139,621

Loss from Operations	(98,886)	(85,303)

Other expense:
Interest expense, net	(98,348)	(92,512)
Net loss gain on derivative liability	-	(67,914)
Loss on forgiveness/modification of debt	(75,000)	(30,000)
	(173,348)	(190,426)
Consolidated Net loss	$(272,234)	$(275,729)
Consolidated net loss attributable to non-controlling interest in subsidiary	-	(3,386)
Consolidated net loss attributable to the controlling interest	$(272,234)	$(279,115)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	505,658,567	233,870,586

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2011	397,846,557	$397,846	4,897,500	$4,898	$19,602,887	$(26,213,649)	$14,264	$(6,193,754)
Grant of common stock for services @:
$0.0003 to $.0004 per share	30,000,000	30,000			(19,200)			10,800
Issuance of common stock as interest payment $0.005 per share	38,310,000	38,310			153,240			191,550
Warrant issued for services					2,907			2,907
Shares issued on debt conversion	130,444,200	130,445			521,776			652,221
Series B preferred shares converted to common	40,000,000	40,000	(250,000)	(250)	(39,750)			-
Net loss for the quarter ended 03/31/12						(272,234)		(272,234)
Balance at March 31, 2012	636,600,757	$636,601	4,647,500	$4,648	$20,221,860	$(26,485,883)	$14,264	$(5,608,510)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss attributable to controlling interest	$(272,234)	$(279,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,020	28,139
Amortization of discount on convertible notes	-	1,799
Amortization of deferred financing costs	-	3,815
Fair value adjustment of derivative liabilities	-	67,914
Issuance of stock for services	10,800	17,750
Issuance of warrants for services	2,907	2,907
Loss on modification of debt	75,000	30,000
Income from non-controlling interest in subsidiary	-	3,386
Changes in operating assets and liabilities:
Increase in inventory	(1,008)	(21,367)
Increase in accounts receivable	(1,774)	(10,864)
Decrease (increase) in other current assets	1,076	(1,339)
Decrease in accounts payable, accrued
payroll and accrued expenses	126,981	115,201
Decrease in deferred revenue	-	(2,270)
Decrease in other liability	(1,500)	(1,500)
Net cash used in operating activities	(38,732)	(45,544)
Cash flows from financing activities:
Proceeds from 10% senior secured Promissory Notes	37,000	50,000
Proceeds from unsecured Promissory Note	-	1,500
Net cash provided by financing activities	37,000	51,500
Increase (decrease) in cash and cash equivalents	(1,732)	5,956
Cash at beginning of period	1,732	6,861
Cash at end of period	$-	$12,817

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$-	$5,671

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$652,221	$35,000
Common stock issued for accrued interest	$191,550	$80,000
Conversion of preferred shares into common shares	$40,000	$-

See notes to consolidated financial statements

NaturalNano, Inc.

For the three months ended March 31, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of March 31, 2012 and December 31, 2011 based on rates charged being consistent with current market rates available to the Company.

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

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2012 of $272,234 and had negative working capital of $5,599,441 and a stockholders’ deficiency of $5,608,510 at March 31, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of March 31, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

QETC rebate for fiscal year ended December 31, 2009

The QETC tax rebate for 2009 had been in audit since its filing in September of 2010. The Company received notice in March 2011 that the audit was complete and that the rebate for 2009 would be for $60,073. NaturalNano received the first payment of $43,615 in March of 2011 and that amount was reflected in the financial statements for the first quarter of 2011. The Company received the final payment of $16,458 on April 14, 2011 and that amount was reflected in the financial statements for the second quarter of 2011. These amounts were reflected as a reduction of general and administrative expenses. 2010 was the last year the Company was eligible to receive QETC rebates so no further payments are expected.

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

As of March 31, 2012 there were 1,567,816,126 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  DEBT AGREEMENTS

As of March 31, 2012 the Company had $3,658,336 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2012 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and April 16, 2012. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. In consideration for their forbearance, Platinum Advisors will be paid $125,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations. By way of two separate forbearance agreements dated January 1, 2012 and April 16, 2012, Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. In consideration for their forbearance, Longview will be paid $50,000 each for the forbearance which will be added to the principle balance of the note. These forbearance amounts will be considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and June 30, 2012 respectively and reported in the statement of operations.

The Convertible Note discussed above matures and all outstanding principal is due and payable on July 1, 2012.

On February 10, 2012, the Company borrowed $25,000 from Platinum. These promissory notes were pursuant to the terms of the Senior Secured Promissory Note. Both the notes bear interest at the rate of 8% per annum and are due and payable on June 1, 2012.

On March 5, 2012, the Company borrowed $12,000 from Platinum. These promissory notes were pursuant to the terms of the Senior Secured Promissory Note. Both the notes bear interest at the rate of 8% per annum and are due and payable on June 1, 2012.

During the first three months of 2012, the Company issued 29,400,000 and 124,444,200 shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $622,221 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which was added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 01, 2012.

During the first three months of 2011, the Company issued 8,910,000 and 6,000,000 shares of common stock to Cape One in payment of $44,500 of interest obligations and $30,000 of principal obligations, respectively, on the Convertible Note. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

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

As of March 31, 2012, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company forbearance agreements related to this default through July 1, 2012. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At March 31, 2012 and December 31, 2011 the outstanding balance for this obligation was $82,489.

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

As a result of the changes in the relationship with Combotexs, the carrying values of the related assets as of December 31, 2011 were evaluated. Certain inventory was sold to the related party, certain demonstration inventory was written off resulting in a $36,875 charge to cost of goods sold, and future cash flows were determined to be inestimable and as a result, the Goodwill was impaired to $0 value resulting in an impairment loss of $80,332 during the year ended December 31, 2011.

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

4.     SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the three months ended March 31, 2011 and March 31, 2012 is as follows:

	Nanotechnology		Medical Boards			Consolidated
	For the three months ended		For the three months ended			For the three months ended
	March 31,		March 31,			March 31,
	2012	2011	2012		2011	2012	2011
Segment profit (loss) from operations	$(105,465)	$(108,363)		$6,579	$23,060	$(98,886)	$(85,303)
Revenues from external customers	$31,273	$1,160		$12,250	$75,114	$43,523	$76,274
Revenues from intersegment sales	$-	$5,640	$		$-	$-	$5,640
Interest expense and amortization of debt discount	$98,348	$92,512		$-	$-	$98,348	$92,512
Depreciation and amortization	$21,020	$27,899		$-	$240	$21,020	$28,139
Significant non-cash items:
Equity based payments	$13,707	$20,657		$-	$-	$13,707	$20,657
Loss on modification of debt	$75,000	$30,000		$-	$-	$75,000	$30,000

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months ended March 31, 2012, the Company derived 67% of its revenue from one customer, which is included in the Nanotechnology operating segment.

5.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of March 31, 2012 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.
•	The debt conversion feature and the 45,000,000 warrants exercisable at $0.0025 per share granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.
•	The 15,000,000 warrant shares granted to the CEO of the Company at an exercise price of $0.01 per share on January 2011 which vest over three years, for which the value is not material.

The fair value of the derivatives is as follows:

Derivative Liability	March 31, 2012	December 31, 2011
8% Notes conversion feature	$20,531	$20,531
10% Notes conversion feature	1,127	1,127
Total	$21,658	$21,658

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

	For the three months ended
	March 31,
	2012	2011
Fair value – beginning	$21,658	$76,667
Loss (gain) recognized in Q1	-	67,914
Fair value – ending	$21,658	$144,581

6.  STOCKHOLDERS EQUITY

On January 3, 2011, Mr. Jim Wemett was awarded 15,000,000 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879. An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0028 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero. The fair value of the warrant will be recorded monthly over the 36 month life of the warrant. During the first quarter of 2011 and 2012, the Company recorded $2,907 of expense, respectively, for the vested portion of the warrant.

The Company issued 29,400,000 and 124,444,200 shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $622,221 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a conversion price of $0.005 per common share.

On February 15, 2012, March 16, 2012 and March 22, 2012 Alpha Capital Anstalt converted 62,500, 62,500 and 125,000 preferred B shares held by Longview Special Finance into 10,000,000, 10,000,000 and 20,000,000 common shares respectively.

During the first three months of 2012, the Company issued 14,910,000 shares of common stock to Cape One in payment of $44,500 of interest expense obligations and $30,000 of principal obligations on the Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.005 per common share.

During the first three months of 2012, the Company issued an aggregate of 30,000,000 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $10,800.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2012, there were common stock warrants outstanding to purchase an aggregate 72,440,741 shares of common stock pursuant to various warrant grant agreements.

7.  INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the “2008 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2012 Stock Incentive Plan (“the 2012 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.  The shares of common stock underlying the plans are reserved by the Company from its authorized, but not issued common stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares.

The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 14 million share unit awards, the 2007 Plan is authorized to grant up to 17 million share unit awards, the 2008 Plan is authorized to grant up to 800 million unit share awards, the 2009 Plan is authorized to grant up to 20 million unit share awards, the 2011 Plan is authorized to grant up to 25 million unit share awards and the 2012 Plan is authorized to grant up to 30 million unit share awards.

A summary of the option activity for the three months ended March 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2012	12,603,333	$0.21	4.00
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at March 31, 2012	12,603,333	$0.21	3.75

Options exercisable at March 31, 2012	12,603,333	$0.21	3.75

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

9.   SUBSEQUENT EVENTS

Subsequent to March 31, 2012 and prior to the filing of this report, the following items occurred:

Promissory Notes

•	On March 5, 2012, the board of directors voted in favor of implementing a reverse stock split of its authorized and issued shares of common stock. The record date of the reverse split is March 16, 2012. The effective date of the reverse split will be upon approval by FINRA. Accordingly, the financial statements have not been revised to reflect the transaction.
•	On April 16, 2012, the Company borrowed $15,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 1, 2012.
•	On April 16, 2012, the Company and Cape One Financial entered into a forbearance agreement which altered the due date of the 10% Senior Secured Convertible Note from April 16, 2012 to July 1, 2012.
•	On April 16, 2012, the Company and Platinum Advisors entered into a forbearance agreement which altered the due date of the Senior Secured Promissory Note from April 16, 2012 to July 1, 2012. In consideration for their forbearance, Platinum Advisors will be paid $125,000 which will be added to the principle balance of the note.
•	On April 16, 2012, the Company and Platinum Long Term Growth IV entered into a forbearance agreement which altered the due date of the 8% Senior Secured Promissory Note from April 16, 2012 to July 1, 2012.
•	On April 16, 2012, the Company and Longview entered into a forbearance agreement which altered the due date of the Senior Secured Promissory Note from April 16, 2012 to July 1, 2012. In consideration for their forbearance, Longview will be paid $50,000 which will be added to the principle balance of the note.
•	On May 7, 2012, the Company issued 31,736,400 shares of common stock to Platinum in payment of $158,682 of principal on the Senior Secured Notes.
•	On May 8, 2012, the Company issued 32,000,000 shares of common stock to Alpha Capital who elected to convert 200,000 shares of Series B preferred shares owned by Longview at the conversion rate of 160 common shares per each Series B share.

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

Liquidity and Capital Resources

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2012 of $272,234 and had negative working capital of $5,599,441 and a stockholders’ deficiency of $5,608,510 at March 31, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of March 31, 2012, the Company had $3,658,336 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of March 31, 2012 the Company had $235,000 in principal that was outstanding and due under the terms of the Convertible Note with Cape One. Through a series of forbearance agreements, the Convertible Note matures and all outstanding principal is due and payable on July 1, 2012.

As of March 31, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities

Net cash used in operating activities in the three months ended March 31, 2012 and 2011 was $38,732 and $45,554, respectively. Cash used 2012 versus 2011 was slightly lower year over year as a result of the strict management of cash. The net loss generated in the first three months of 2012 was $6,881 less than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to continue to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2012 to be equal if not slightly less than the 2011 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $109,727 in the first three months of 2012 versus $155,710 in first three months of 2011. The change in these non-cash items reflects decreases in adjustment costs for the derivative liabilities offset by the increase in conversions of interest into common stock by lenders on a year over year basis. For the three months ended March 31, 2012 and 2011 the Company recognized non-cash expenses of $0 and $5,614, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first three months of 2012 the Company recognized a loss adjustment to derivatives of $0 and for the same period of 2011 a loss of $67,914, a net decrease of $67,914.

Investing activities

No cash was used in investing activities in the three months ended March 31, 2012 or 2011.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2012 and 2011 was $37,000 and $51,500, respectively. The cash flows from financing activities in the three months of 2011 were the receipt of an aggregate of $37,000 in proceeds from Platinum Long Term Growth IV. The cash flows from financing activities in the three months of 2011 were a receipt of $1,500 in proceeds from a non-interest bearing Unsecured Promissory Note with the CEO, $35,000 in proceeds from Longview Special Finance and $15,000 in proceeds from Platinum Long Term Growth IV.

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

Refer to the Company’s December 31, 2011 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first three months ended March 31, 2012.

Comparison of Statement of Operations for the three months ended March 31, 2012 and 2011

Revenue and Gross Profit

During the three months ended March 31, 2012 and 2011, the Company recorded $43,523 and $76,274, respectively in consolidated revenue. First quarter 2012 revenue included $31,273 from shipments of Nanotechnology products and $12,250 from Medical Board products. Consolidated cost of goods sold was $7,749 and $21,956 for the shipments completed in the respective quarters. Gross margin of $35,774 and $54,318 was realized for the three months ended March 31, 2012 and 2011, respectively.

The reduction in the Medical Boards sales year over year is a result of the reduction of sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party. Gross margin realized in the three months ended March 31, 2012 was 82% compared to 71% for three months ended March 31, 2011. The variance is attributable to the increase in shipments of Nanotechnology products, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended		Variance
	March 31,		increase
Sales, Cost of Goods, and Gross Margin	2012	2011	(decrease)
Nanotechnology products, Sales	$31,273	$1,160	$30,113
Medical Boards, Sales	12,250	75,114	(62,864)
	43,523	76,274	(32,751)
Nanotechnology cost of goods	2,078	1,500	578
Medical Boards cost of goods	5,671	20,456	(14,785)
Consolidated Gross Margin	$35,774	$54,318	$(18,544)

Operating Expenses

Research and development expenses for the three months ended March 31, 2012 were $39,385 compared to $44,281 for the three months ended March 31, 2011.  The reduction in costs is attributed to the negotiated reduction in rent for the Emerson Street facility in addition to the reduction in depreciation due to the life of several long lived assets.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2012	2011	(decrease)
Consulting services	$5,200	$4,020	$1,180
Patent costs	2,812	55	2,757
Depreciation	21,020	27,899	(6,879)
Rent & utilities	8,354	10,543	(2,189)
All other	1,999	1,764	235
	$39,385	$44,281	$(4,896)

Total general and administrative expenses for the three months ended March 31, 2012 was $95,275 as compared to expenses of $95,340 for the three months ended March 31, 2011. The slight decrease is a result of a combination of activities that changed year over year. There is only one employee in 2012 as opposed to three in 2011 thus reducing salaries and benefits; there is only one external board member in 2012 as opposed to three in 2011 which reduces the shareholder and board expense. These items are offset by the 2011 receipt of the New York State tax credit/refund ($43,615) which partially offset the 2011 costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935). Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	March 31,		Increase
General and Administrative	2012	2011	(decrease)
Salaries & benefits	$48,187	$67,344	$(19,157)
Consulting Services	13,061	10,069	2,992
Legal & professional fees	17,000	12,000	5,000
Depreciation & amortization of intangible assets	-	240	(240)
Insurance expense	1,076	1,106	(30)
Shareholder and Board expense	5,387	20,925	(15,538)
State tax	1,109	(33,080)	34,189
All other	9,455	16,736	(7,281)
	$95,275	$95,340	$(65)

 Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the three months ending March 31, 2012 amortization of this maturing debt discount was $0 as compared to $1,799 for the three months ending March 31, 2011. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $10,230 for the three months ending March 31, 2012 as compared to $6,574 for the three months ending March 31, 2011.

	For the three months ended		Variance
	March 31,		increase
Other (Expense) Income	2012	2011	(decrease)
Amortization of debt discount	$-	$(1,799)	$(1,799)
Interest to Senior convertible and promissory notes	(88,118)	(80,325)	7,793
Interest to 10% Subordinated Secured Convertible Notes	(10,230)	(6,574)	3,656
Amortization of financing costs	-	(3,815)	(3,815)
Interest earned on cash	-	1	1
	$(98,348)	$(92,512)	$5,836

Net (loss) gain on derivative liability	$-	$(67,914)	$(67,914)

Gain (loss) on forgiveness/modification of debt	$(75,000)	$(30,000)	$45,000

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a loss of $0 in the first quarter of 2012 and a loss of $67,914 during the first quarter of 2011.

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

Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012.

Longview has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Longview will be paid $50,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and reported in the statement of operations.

Platinum has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012.

Platinum Advisors has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Platinum Advisors will be paid $125,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

Effective as of April 16, 2012 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until July 1, 2012 unless extended by the lenders in their discretion. As consideration for these forbearance agreements, effective December 8, 2011, Platinum and Platinum Advisors will each be paid $125,000 which will be added to the principal balance of each of their notes. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $250,000 at December 31, 2011 reported in the statement of operations. As consideration for the forbearance agreement effective April 16, 2012, Platinum Advisors will be paid $125,000 which will be added to the principal balance of their note. The forbearance agreement will be considered and accounted for as a modification of debt and will result in a loss of $125,000 for the three months ending June 30, 2012 and will be reported in the statement of operations.

Effective as of April 16, 2012 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$190,000 8% Senior Secured Promissory Note due January 31, 2010,

$136,375 8% Senior Secured Promissory Note due January 31, 2010,

$5,000 8% Senior Secured Promissory Note due June 30, 2009,

$15,000 8% Senior Secured Promissory Note due June 30, 2009,

$25,000 16% Senior Secured Promissory Note due October 12, 2009, and

one or more secured bridge notes in the current principal amount of $212,673 (together the “Notes”).

Also, effective as of  April 16, 2012 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of April 16, 2012 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until July 30, 2012 unless extended by Longview Special Finance Inc. in their discretion. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations. As consideration for the forbearance agreement, effective April 16, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and will be reported in the statement of operations. The Company is in default on various terms and conditions under the following borrowing agreements:

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

$3,846 Senior Secured Promissory Note due January 1, 2011,

$3,077 Senior Secured Promissory Note due January 15, 2011,

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011 and

$2,250 Senior Secured Promissory Note due December 11, 2011.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until July 1, 2012, respectively.

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

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.108	8% Senior Secured Promissory Note dated as of April 16, 2012 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

10.109	Letter agreement effective as of April 16, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.

10.110	Letter Agreement effective as of April 16, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.

10.111	Letter Agreement effective as of April 16 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $283,634 (together the “Notes”).

10.112	Letter Agreement effective as of April 16, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 15, 2012	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)

