Form 10-Q
period 2012-06-30
NaturalNano, Inc.
filed 2012-08-20
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended : June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:                                              000-49901

NATURALNANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Schoen Place, Pittsford NY	14534
(Address of principal executive offices)	(Zip Code)

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

54,633,539 as of August 17, 2012

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$-	$1,732
Accounts receivable	8,350	11,536
Inventory	22,996	20,593
Prepaid expenses and other current assets	12,544	10,033
Total current assets	43,890	43,984

Property and equipment, net	10,398	44,451
Total non-current assets	10,398	44,451
Total Assets	$54,288	$88,345
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Senior secured convertible notes	$3,134,415	$3,819,000
Senior secured promissory notes	446,557	374,557
Subordinated secured convertible note, net of discount of $0 and $1,799, respectively	265,000	240,000
Accounts payable	509,590	498,080
Accrued expenses	82,850	98,851
Accrued interest	274,623	307,283
Accrued payroll	808,157	736,181
Deferred revenue	70,000	70,000
Registration rights liability	82,489	82,489
Derivative liability	21,658	21,658
Total current liabilities	5,695,339	6,248,099

Other long term liabilities	31,000	34,000
Total Liabilities	5,726,339	6,282,099

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 185,000 and 647,500 with an aggregate liquidation preference of $370 and $1,295 respectively	185	648
Series C - issued and outstanding 4,250,000 with an aggregate liquidation preference value of $8,500	4,250	4,250
Common Stock - $.001 par value 294,117,647 authorized, issued and outstanding 49,031,708 and 23,403,670, respectively	49,032	23,403
Additional paid in capital	21,179,526	19,977,330
Noncontrolling interest in subsidiary	14,264	14,264
Accumulated deficit	(26,919,308)	(26,213,649)
Total stockholders' deficiency	(5,672,051)	(6,193,754)
Total liabilities and stockholders' deficiency	$54,288	$88,345

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Income:
Revenue	$26,900	$127,527	$70,423	$203,815
Cost of goods sold	6,237	35,996	13,986	57,953
Gross profit	20,663	91,531	56,437	145,862
Operating expenses:
Research and development	29,322	38,903	68,707	83,184
General and administrative	79,613	96,357	174,888	191,697
	108,935	135,260	243,595	274,881

Loss from Operations	(88,272)	(43,729)	(187,158)	(129,019)

Other income (expense):
Interest expense, net	(110,153)	(92,175)	(208,501)	(184,686)
Net gain (loss) on derivative liability	-	29,662	-	(38,252)
Net gain (loss) on forgiveness/modification of debt	(235,000)	38,950	(310,000)	8,950
Gain on insurance settlement	-	31,589	-	31,589
	(345,153)	8,026	(518,501)	(182,399)
Consolidated net loss	(433,425)	(35,703)	(705,659)	(311,418)
Less: Consolidated net income attributable to noncontrolling interest in subsidiary	-	(5,725)	-	(9,111)
Consolidated net loss attributable to the controlling interest	$(433,425)	$(41,428)	$(705,659)	$(320,529)
Less: Preferred stock conversion inducement	(12,235)	-	(12,235)	-
Consolidated net loss attributable to common stockholders	$(445,660)	$(41,428)	$(717,894)	$(320,529)

Loss per common share - basic and diluted	$(0.01)	$-	$(0.02)	$(0.02)

Weighted average shares outstanding	40,969,987	15,057,705	35,357,306	13,986,839

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2011	23,403,671	$23,403	4,897,500	$4,898	$19,977,330	$(26,213,649)	$14,264	$(6,193,754)
Grant of common stock for services @:
$0.005 to $.007 per share	1,764,706	1,765			9,035			10,800
Issuance of common stock as interest payment	6,221,156	6,221			234,943			241,164

Warrant issued for services					5,813			5,813
Shares issued on debt conversion	11,406,881	11,407			958,178			969,585
Series B preferred shares converted to common shares	6,235,294	6,235	(462,500)	(463)	(5,773)			-
Net income (loss) for the six months ended 06/30/12						(705,659)		(705,659)
Balance at June 30, 2012	49,031,708	$49,032	4,435,000	$4,435	$21,179,526	$(26,919,308)	$14,264	$(5,672,051)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to controlling interest	$(705,659)	$(320,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,053	53,033
Amortization of discount on convertible notes	-	1,799
Amortization of deferred financing costs	-	3,815
Fair value adjustment of derivative liabilities	-	38,252
Non cash gain on forgiveness of debt	-	(38,950)
Issuance of stock for services	10,800	31,350
Inducement to convert interest	24,221	147,587
Issuance of warrants for services	5,813	5,813
Loss on modification of debt	310,000	30,000
Income from non-controlling interest in subsidiary	-	9,111
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(2,403)	(35,817)
Increase in accounts receivable	3,186	(25,976)
Decrease in other current assets	(2,511)	800
Decrease in accounts payable, accrued
payroll and accrued expenses	251,768	59,924
(Decrease) increase in deferred revenue	-	(2,270)
Decrease in other liability	(3,000)	(3,000)
Net cash used in operating activities	(73,732)	(45,058)
Cash flows from financing activities:
Proceeds from 10% senior secured promissory notes	72,000	65,000
Proceeds from unsecured promissory note	-	3,000
Net cash provided by financing activities	72,000	68,000
Increase (decrease) in cash	(1,732)	22,942
Cash at beginning of period	1,732	6,861
Cash at end of period	$-	$29,803

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$-	$5,671

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$969,585	$80,000
Common stock issued for accrued interest	$216,943	$-
Conversion of preferred shares into common shares	$6,236	$8,200

See notes to consolidated financial statements

NATURALNANO, INC.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain prior period amounts have been adjusted to reflect the Company’s 1-for-17 reverse stock split (see Note 9 Reverse Stock Split, for further details).

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2012 and December 31, 2011 based on rates charges being consistent with current market rates available to the Company.

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

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2012 of $705,659 and had negative working capital of $5,651,449 and a stockholders’ deficiency of $5,672,051 at June 30, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred. See Note 9 regarding the reverse split of the Company’s common stock which occurred on June 14, 2012.

As of June 30, 2012, there are 107,820,194 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

As a result of the forbearance agreements signed subsequent to June 30, 2012, the potentially issuable shares based on the Company’s stock price as of June 30, 2012, has increased to, 1,227,738,642. As a result of this change, there is not an adequate number common shares of stock authorized.

2.  DEBT AGREEMENTS

As of June 30, 2012, the Company had $3,580,972 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2012 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates beginning March 6, 2009. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2012, and waived the application of the 16% default interest rate. In consideration for their forbearance effective April 16, 2012, Platinum Advisors will be paid $125,000 which was added to the principle balance of the note. This forbearance was considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations. By way of two separate forbearance agreements dated January 1, 2012 and April 16, 2012, Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. In consideration for their forbearance, Longview will be paid $50,000 each for the forbearance which was added to the principle balance of the note. These forbearance amounts were considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and June 30, 2012 respectively and reported in the statement of operations. By way of a third forbearance agreement dated June 15, 2012, Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2012, and waived the application of the 16% default interest rate. In consideration for their forbearance, Longview will be paid $30,000 for the forbearance which was added to the principle balance of the note. This forbearance amount was considered and accounted for as a modification of debt and recorded as a loss of $30,000 for the three months ending June 30, 2012 in the statement of operations.

The Convertible Notes discussed above mature and all outstanding principal is due and payable on September 30, 2012, as amended.

On February 10, 2012, the Company borrowed $25,000 from Platinum. This promissory note is pursuant to the terms of the Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2012 with the forbearance agreement extension.

On March 5, 2012, the Company borrowed $12,000 from Platinum. This promissory note is pursuant to the terms of the Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2012 with the forbearance agreement extension.

On April 16, 2012, the Company borrowed $15,000 from Platinum. This promissory note is pursuant to the terms of the Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 1, 2012.

On May 11, 2012, the Company borrowed $20,000 from Platinum. This promissory note is pursuant to the terms of the Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 1, 2012.

During the first six months of 2012, until the Reverse Stock Split (see Note 9), the Company issued 1,729,412 and 11,053,941 split adjusted shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $939,585 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a split adjusted conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split, the Company issued 3,967,626 shares of common stock to Platinum in payment of $25,393 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued to Platinum using a conversion price of $0.0064 per common share. The issuance of shares in excess of the conversion rate in place at the time of $0.085 were considered an inducement to convert and resulted in an expense of $24,221 based on the market value at the time the excess shares were issued. This expense is included in interest expense for the three months ended June 30, 2012.

The anti-dilution provisions of the above instruments would be triggered as a result of this inducement, as well as the preferred share inducement disclosed in Note 6. The holders of these notes have agreed to waive their rights to adjustment of the conversion rate of the debt and exercise price of their warrants as a result of these transactions.

As of March 1, 2011 the Company had $225,000 in principal that was outstanding and due under the terms of the 10% Subordinated Secured Convertible Promissory Agreement (the “Convertible Note”) with Cape One Financial LP (“Cape One”). On March 15, 2011 the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from March 1, 2011 to June 30, 2011.  As consideration for this forbearance, Cape One will be paid $30,000 which was added to the principal balance of the note.  In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted from 10% to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principal balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 01, 2012. Effective June 30, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $30,000 for the three months ending June 30, 2012 and reported in the statement of operations.

During the first six months of 2012, the Company issued 524,118 and 352,941 shares of common stock to Cape One in payment of $30,000 of principal obligations and $44,550 of interest expense obligations, respectively, on the 10% Convertible Note. In accordance with the debt agreement, these shares were issued to Cape One using a split adjusted conversion price of $0.085 per common share.

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

As of June 30, 2012, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company with a forbearance agreement related to this default through September 30, 2012. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At June 30, 2012 and December 31, 2011 the outstanding balance for this obligation was $82,489.

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

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. Accordingly, the Company will still have continuing cash flows from the business in 2012 and beyond..

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the three and six months ended June 30, 2011 and June 30, 2012 is as follows:

	Nanotechnology		Medical Boards		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Segment profit (loss) from operations	$(92,712)	$(61,938)	$4,441	$18,209	$(88,271)	$(43,729)
Revenues from external customers	$17,275	$68,301	$9,625	$59,226	$26,900	$127,527
Revenues from intersegment sales	$-	$6,540	$-	$-	$-	$6,540
Interest expense and amortization of debt discount	$110,153	$92,175	$-	$-	$110,153	$92,175
Depreciation and amortization	$13,033	$24,654	$-	$240	$13,033	$24,894
Significant non-cash items:
Equity based payments	$-	$13,600	$-	$-	$-	$13,600
Loss on modification of debt	$235,000	$-	$-	$-	$235,000	$-

	Nanotechnology		Medical Boards		Consolidated
	For the six months ended		For the six months ended		For the six months ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Segment profit (loss) from operations	$(198,178)	$(170,302)	$11,020	$41,283	$(187,158)	$(129,019)
Revenues from external customers	$48,548	$69,460	$21,875	$134,355	$70,423	$203,815
Revenues from intersegment sales	$-	$12,180	$-	$-	$-	$12,180
Interest expense and amortization of debt discount	$208,501	$184,686	$-	$-	$208,501	$184,686
Depreciation and amortization	$34,053	$52,553	$-	$480	$34,053	$53,033
Significant non-cash items:
Equity based payments	$10,800	$37,163	$-	$-	$10,800	$37,163
Loss on modification of debt	$310,000	$-	$-	$-	$310,000	$-

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months and six months ended June 30, 2012, the Company derived 57% and 62%, respectively of its revenue from one customer, which is included in the Nanotechnology operating segment.

5.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of June 30, 2012 and December 31, 2011 are as follows:

•	The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.0425 per share (split adjusted) granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.
•	The 882,353 warrant shares granted to the CEO of the Company at a split adjusted exercise price of $0.17 per share on January 2011 which vest over three years.

The fair value of the derivatives is as follows:

Derivative Liability	June 30, 2012	December 31, 2011
8% Notes conversion feature	20,531	20,531
10% Notes conversion feature and warrants	1,127	1,127
CEO Warrants	-	-
Total	$21,658	$21,658

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

The derivative liabilities are measured at fair value using certain estimated factors such as volatility and probability and are classified within Level 3 of the valuation hierarchy. The following table provides a roll forward of the liabilities carried at fair value measured using significant unobservable inputs (level 3). Management has determined that the value has not changed materially during the six months ended June 30, 2012.

	For the six months ended
	June 30,
	2012	2011
Fair value – beginning	$21,658	$76,667
Loss (gain) recognized in Q1	-	67,914
Loss (gain) recognized in Q2	-	(29,662)
Fair value – ending	$21,658	$114,919

6.  STOCKHOLDERS EQUITY

On January 3, 2011, Mr. Jim Wemett was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.17 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879. An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0476 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero. The fair value of the warrant will be recorded monthly over the 36 month life of the warrant. During the six months ended June 30, 2011 and 2012, the Company recorded $5,813 and $5,813, respectively of expense for the vested portion of the warrant.

During the first six months of 2012, until the Reverse Stock Split (see Note 9), the Company issued 1,729,412 and 11,053,941 split adjusted shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $939,585 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a split adjusted conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split, the Company issued 3,967,626 shares of common stock to Platinum in payment of $25,393 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued to Platinum using a conversion price of $0.0064 per common share. The issuance of shares in excess of the conversion rate in place at the time of $0.085 were considered an inducement to convert and resulted in an expense of $24,221 based on the market value at the time the excess shares were issued. This expense s included in interest expense for the three months ending June 30, 2012.

Prior to the Reverse Stock Split (see Note 9), on February 15, 2012, March 16, 2012, March 22, 2012 and May 8, 2012 Alpha Capital Anstalt converted 62,500, 62,500, 125,000 and 200,000 and preferred shares held by Longview Special Finance into 588,235, 588,235, 1,176,471 and 1,882,353 common shares respectively. Subsequent to the Reverse Stock split, on June 18, 2012 Alpha Capital Anstalt converted 12,500 preferred shares held by Longview Special Finance into 2,000,000 common shares. As the post-split conversion rate for the shares held by Longview Special Finance was 9.41 common shares per 1 share of preferred stock, the excess shares were recorded as an expense attributable to common stockholders in the statement of operations for the three months ended June 30, 2012 at their conversion date market value of $12,235.

During the first six months of 2012, the Company issued 877,059 shares of common stock to Cape One in payment of $44,500 of interest expense obligations and $30,000 of principal obligations on the Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.085 per common share.

During the first six months of 2012, the Company issued an aggregate of 1,764,706 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $10,800.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2012, there were common stock warrants outstanding to purchase an aggregate 4,247,059 shares of common stock pursuant to various warrant grant agreements. In April of 2012, 14,162 warrants originally issued to a consultant in April of 2007 expired unexercised.

7.  INCENTIVE STOCK PLANS

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the “2008 Plan”), the 2009 Incentive Stock Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”), and the 2012 Stock Incentive Plan (the “2012 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plan also provides for the granting of performance-based and restricted stock awards.  The shares of common stock underlying the plans are reserved by the Company from its authorized, but not issued common stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares.

The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 823,530 share unit awards, the 2007 Plan is authorized to grant up to 1,000,000 share unit awards, the 2008 Plan is authorized to grant up to 47,058,824 unit share awards, the 2009 Plan is authorized to grant up to 1,176,471 unit share awards, the 2011 Plan is authorized to grant up to 1,470,589 unit share awards and the 2012 Plan is authorized to grant up to 1,764,706 unit share awards.

A summary of the option activity for the six months ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2012	741,373	$3.52	4.00
Granted/Exercises/Cancelled/Forfeited	0
Options outstanding at June 30, 2012	741,373	$3.52	3.50

Options exercisable at June 30, 2012	741,373	$3.52	3.50

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

9. REVERSE STOCK SPLIT

On June 14, 2012, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Nevada, to effect a 1-for-17 reverse stock split of its common stock, or the Reverse Stock Split. This action had previously been approved by the Company’s Board of Directors on March 23, 2012. As a result of the Reverse Stock Split, every seventeen shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connections with the Reverse Stock Split. Stockholders who would have been entitled to receive a fractional share in connection with the Reverse Stock Split received one whole share. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

The Company’s authorized shares immediately prior to the Reverse Stock Split totaled 5,000,000,000. These were adjusted to 294,117,647. The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 732,073,557. These were adjusted to 43,063,150 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on June 14, 2012. Share, per share, and stock option amounts for all periods presented within this quarterly report on Form 10-Q and the December 31, 2011 Balance Sheet amounts for common stock and additional paid-in-capital have been retroactively adjusted to reflect the Reverse Stock Split.

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2012 and prior to the filing of this report, the following items occurred:

Promissory Notes

•	On July 16, 2012, the Company and Platinum Long Term Growth IV entered into a forbearance agreement which altered the due date of the 8% Senior Secured Promissory Note from July 1, 2012 to September 30, 2012 This forbearance agreement also alters the conversion prices for the convertible notes held by Platinum Long Term Growth IV to the lowest of (a) 75% of the lowest average VWAP (as defined in such notes) for the one business day, five business day or ten business day period immediately preceding the date of the conversion request, such period to be selected by the lender or (b) $0.01 per share. Additionally, this forbearance agreement alters the conversion rate of the 4,250,000 shares of preferred stock held by platinum from a post-split adjusted rate of 9.41 shares of common stock per share of preferred to 160 shares of common stock per share of preferred.
•	On July 19, 2012, the Company borrowed $7,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2012.
•	On July 19, 2012, the Company borrowed $24,000 from Longview Special Finance pursuant to the terms of a Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2012.
•	On July 25, 2012, the Company and Platinum Advisors entered into a forbearance agreement which altered the due date of the Senior Secured Promissory Note from July 1, 2012 to September 30, 2012. This forbearance agreement also alters the conversion prices for the convertible notes held by Platinum Adviors to the lowest of (a) 75% of the lowest average VWAP (as defined in such notes) for the one business day, five business day or ten business day period immediately preceding the date of the conversion request, such period to be selected by the lender or (b) $0.01 per share.
•	On July 26, 2012, the Company issued 2,000,000 shares of common stock to Alpha Capital who elected to convert 12,500 shares of Series B preferred shares owned by Longview at a conversion rate of 160 common shares per each Series B share.
•	On July 26, 2012, the Company issued 3,601,831 shares of common stock to Platinum Long Term Growth IV, LLC who elected to convert 22,511 shares of Series C preferred shares at the conversion rate of 160 common shares per each Series C share.

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

Liquidity and Capital Resources

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2012 of $705,659 and had negative working capital of $5,651,449 and a stockholders’ deficiency of $5,672,051 at June 30, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of June 30, 2012, the Company had $3,580,972 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and September 30, 2012. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2012, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2012, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of June 30, 2012, the Company had $265,000 in principal that was outstanding and due under the terms of the Convertible Note with Cape One. Through a series of forbearance agreements, the Convertible Note matures and all outstanding principal is due and payable on September 30, 2012.

As of June 30, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities

Net cash used in operating activities in the six months ended June 30, 2012 and 2011 was $73,732 and $45,058, respectively. Cash used 2012 versus 2011 is up over 63% as a result of paying fewer vendors – subcontractors, consultants, rent, interest and other vendor expenses – with common stock in the comparative period. The net loss generated in the first half of 2012 was $385,130 higher than the prior year period.  $310,000 of this amount is attributed to the consideration paid on the forbearance agreements. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect total consolidated spending in 2012 to be equal if not slightly greater than the 2011 levels, and we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss incurred to the cash used in operations aggregated $384,887 in the first half of 2012 and $281,810 in first half of 2011. The change in these non-cash items reflects decreases in the amount of interest that was converted to stock by the lenders year over year as well as the addition of the consideration for the forbearance agreements. For the six months ended June 30, 2012 and 2011 the Company recognized non-cash expenses of $0 and $5,614, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the senior secured convertible debt and 10% subordinate secured convertible debt. Additionally, for the first six months of 2012 the Company recognized a loss adjustment to derivatives of $0 and for the same period 2011 a loss adjustment to derivatives of $38,252 a net decrease of $38,252.

During the first six months of 2012 and 2011, the Company reduced outstanding liabilities through negotiations with certain vendors, resulting in a net gain on the forgiveness of debt of $0 and $38,950 respectively.

Investing activities

There was no net cash used in investing activities in the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2012 and 2011 was $72,000 and $68,000, respectively. The cash flows from financing activities in the first half of 2011 were a receipt of $3,000 in proceeds from a non-interest bearing Unsecured Promissory Note with the CEO, $37,250 in proceeds from Longview Special Finance and $27,750 in proceeds from Platinum Long Term Growth IV. The cash flows from financing activities in the first half of 2012 were a receipt of $72,000 in proceeds from Platinum Long Term Growth IV.

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

Refer to the Company’s December 31, 2010 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first six months ended June 30, 2012.

 Comparison of Statement of Operations for the three months ended June 30, 2012 and 2011

Revenue and Gross Profit

During the three months ended June 30, 2012 and 2011, the Company recorded $26,900 and $127,527, respectively in consolidated revenue. Second quarter 2012 revenue included $17,275 from shipments of Nanotechnology based products and $9,625 from Medical Board products. Second quarter 2011 revenue included $68,000 from shipments of Nanotechnology based products and $59,527 from Medical Board products. Consolidated cost of goods sold was $6,237 and $35,996 for the shipments completed in the respective quarters. Gross profit of $20,663and $91,531 was realized for the three months ended June 30, 2012 and 2011, respectively.

The reduction in the Medical Boards sales year over year is a result of the reduction of sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party. Gross margin realized in the three months ended June 30, 2012 was 77% compared to 72% for three months ended June 30, 2011. The variance is attributable to the increase in shipments of Nanotechnology products, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended June 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2012	2011	(decrease)
Halloysite based products	$17,275	$68,000	$(50,725)
Combotexs	9,625	59,527	(49,902)
	26,900	127,527	(100,627)

Halloysite cost of goods	1,053	19,689	(18,636)
Combotexs cost of goods	5,184	16,307	(11,123)

Consolidated Gross Profit	$20,663	$91,531	$(70,868)

Operating Expenses

Research and development expenses for the three months ended June 30, 2012 were $29,322 compared to $38,903 for the three months ended June 30, 2011.The reduction in costs is attributed to the reduction in depreciation due to the life of several long lived assets. This is partially offset by the slight increase in spending on patent maintenance costs.

	For the three months ended June 30,		Variance increase
Research and Development	2012	2011	(decrease)
Consulting services	$5,062	$4,679	$383
Patent costs	1,840	(702)	2,542
Depreciation	13,033	24,654	(11,621)
Rent & utilities	7,413	8,021	(608)
All other	1,974	2,251	(277)
	$29,322	$38,903	$(9,581)

Total general and administrative expenses for the three months ended June 30, 2012 was $79,613 as compared to $96,357 for the three months ended June 30, 2011. The decrease is a result of a combination of activities that changed year over year. There is only one employee in 2012 as opposed to three in 2011 thus reducing salaries and benefits. This is partially offset by the 2011 receipt of the New York State tax credit/refund ($16,418) in April of 2011. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended June 30,		Variance increase
General and Administrative	2012	2011	(decrease)
Salaries & benefits	$46,710	$64,664	$(17,954)
Consulting services	8,306	15,881	(7,575)
Legal & professional fees	7,500	6,000	1,500
Depreciation & amortization of intangible assets	-	240	(240)
Insurance expense	717	1,076	(359)
Shareholder expense	12,192	13,044	(852)
State tax	650	(16,418)	17,068
Travel & entertainment	1,500	3,628	(2,128)
All other	2,038	8,242	(6,204)
	$79,613	$96,357	$(16,744)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire. In May 2011, the Company recorded a gain on forgiveness of debt of $38,950 representing a negotiated reduction in past accounting fees. In 2012, the consideration for the forbearance agreements with the lenders totaled $235,000 for the three months ended June 30, 2012. Included in interest expense during the three months ended June 30, 2012, the Company incurred $24,221 of expense related to additional shares issued upon the conversion of interest into common shares. This cost was treated as an inducement.

	For the three months ended June 30,		Variance increase
Other (Expense) Income	2012	2011	(decrease)
Interest to Senior convertible and promissory notes	$(99,607)	$(81,460)	$18,147
Interest to Subordinated Secured Convertible Notes	(10,546)	(10,719)	(173)
Interest earned on cash	-	4	4
	$(110,153)	$(92,175)	$17,978

Net gain (loss) on derivative liability	$-	$29,662	$29,662
Income from insurance settlement	$-	$31,589	$31,589
Gain (loss) on forgiveness/modification of debt	$(235,000)	$38,950	$273,950

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a gain of $0 in the second quarter of 2012 and a gain of $29,662 during the second quarter of 2011.

Comparison of Statement of Operations for the six months ended June 30, 2012 and 2011

Revenue and Gross Profit

During the six months ended June 30, 2012 and 2011, the Company recorded $70,423 and $203,815, respectively in revenue. For the six months ending 2012 $21,875 came from Medical Boards sales and the $48,548 from shipments of Nanotechnology based product samples; the sales for the same period 2011 came from $134,655 of Medical Boards sales and $69,160 from shipments of Nanotechnology based product samples. The related cost of goods sold was $13,985 and $57,953 for these shipments completed in the respective quarters. Gross profit of $56,439 and $145,862 was realized for the six months ended June 30, 2012 and 2011, respectively.

The reduction in the Medical Boards sales year over year is a result of the reduction of sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party. Gross margin realized in the six months ended June 30, 2012 was 80% compared to 72% for six months ended June 30, 2011. The variance is attributable to the increase in shipments of Nanotechnology products, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the six months ended June 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2012	2011	(decrease)
Nanotechnology products	$48,548	$69,160	$(20,612)
Medical Boards	21,875	134,655	(112,780)
	70,423	203,815	(133,392)

Nanotechnology cost of goods	3,130	21,189	(18,059)
Medical Boards cost of goods	10,855	36,764	(25,909)

Consolidated Gross Profit	$56,439	$145,862	$(89,423)

Operating Expenses

Total research and development expenses for the six months ended June 30, 2012 were $68,707 compared to $83,184 for the six months ended June 30, 2011. The reduction in costs is attributed to the negotiated reduction in rent for the Emerson Street facility in addition to the reduction in depreciation due to the life of several long lived assets. This is partially offset by the slight increase in spending on patent maintenance costs.

	For the six months ended		Variance
	June 30,		increase
Research and Development	2012	2011	(decrease)
Consulting services	$10,262	$8,699	$1,563
Patent costs and licensing fees	4,651	(647)	5,298
Depreciation	34,053	52,553	(18,500)
Rent & utilities	15,766	18,564	(2,798)
All other	3,975	4,015	(40)
	$68,707	$83,184	$(14,477)

Total general and administrative expenses for the six months ended June 30, 2012 were $174,888 as compared to $191,697 for the six months ended June 30, 2011. Salaries and benefits are reduced in 2012 because there is only one employee as opposed to three in the same period of 2011. In addition there is only one external board member in 2012 as opposed to three in 2011 which reduces the shareholder and board expense. These items are offset by several transactions from 2011. In 2011 the Company negotiated the reduction in costs of the quarterly review by the external auditors and received the New York State tax refund of $60,073 which partially offsets the costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935), during the same first six months. Management continues to actively assess the Company’s operating structure with the objective of aligning cash expenditures and expenses with growth in total revenue.

	For the six months ended		Variance
	June 30,		increase
General and Administrative	2012	2011	(decrease)

Salaries & Benefits	$94,897	$132,007	$(37,110)
Consulting services	21,367	25,950	(4,583)
Legal & professional fees	24,500	6,000	18,500
Depreciation & amortization of intangible assets	-	480	(480)
Insurance expense	1,793	2,182	(389)
Shareholder expense	17,579	33,969	(16,390)
Travel & entertainment	5,458	6,976	(1,518)
State tax	1,759	(49,498)	51,257
All other	7,535	33,631	(26,096)
	$174,888	$191,697	$(16,809)

Other (Expense) Income

Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

The debt discount and deferred financing costs attributed to the Senior Secured Convertible Notes were fully amortized as of January 10, 2010.  During the first half of 2011 amortization of this maturing debt discount was $1,799 as compared to $0 in the first half of 2012. During the fourth quarter of 2009, the Company issued $225,000 in 10% Subordinated Convertible Notes which resulted in interest expenses of $20,776 for the first six months of 2012 as compared to $17,292 for the first six months of 2011. The slight increase in interest expense is related to the consideration paid for the forbearance agreements. In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire. Included in interest expense during the three months ended June 30, 2012, the Company incurred $24,221 of expense related to additional shares issued upon the conversion of interest into common shares. This cost was treated as an inducement.

	For the six months ended		Variance
	June 30,		increase
Other (Expense) Income	2012	2011	(decrease)
Amortization of debt discount	$-	$(1,799)	$(1,799)
Interest on Senior convertible and promissory notes	(187,725)	(161,785)	25,940
Interest to Subordinated Secured Convertible Notes	(20,776)	(17,292)	3,484
Amortization of financing costs	-	(3,815)	(3,815)
Interest earned on cash	-	5	5
	$(208,501)	$(184,686)	$23,815

Net loss on derivative liability	$-	$(38,252)	$(38,252)
Income from insurance settlement	$-	$31,589	$31,589
Net gain (loss) on forgiveness/modification of debt	$(310,000)	$8,950	$318,950

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first half of 2012 and 2011, respectively, the Company recognized a net loss of $0 and $38,252 relating to the changes in fair market value for these derivative liabilities.

The vendor concessions of $0 and $8,950 and were treated as gains in the second quarter of 2012 and first quarter of 2011, which is the period the related vendor agreements were reached. The 2011 net vendor concession total of $8,950 reflects the $30,000 charge related to the forbearance agreement signed with Cape One in March offset by the $38,950 credit received in May from the negotiation of the Company’s past accounting fees.

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

Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. Effective June 30, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $30,000 for the three months ending June 30, 2012 and reported in the statement of operations.

Longview has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Longview will be paid $50,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and reported in the statement of operations. Effective June 15, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012. In consideration for their forbearance, Longview will be paid $30,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $30,000 for the three months ending September 30, 2012 and reported in the statement of operations.

Platinum has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. Effective July 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012.

Platinum Advisors has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Platinum Advisors will be paid $125,000 which will be added to the principle balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations. Effective July 25, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012.

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

Effective as of July 16, 2012 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

$2,750,000 8% Senior Secured Notes due March 6, 2009,

$150,000 8% Senior Secured Notes due March 6, 2009,

$59,500 8% Senior Secured Notes due January 31, 2010,

$190,000 8% Senior Secured Promissory Note due January 31, 2010,

$136,376 8% Senior Secured Promissory Note due January 31, 2010,

$5,000 8% Senior Secured Promissory Note due June 30, 2009,

$15,000 8% Senior Secured Promissory Note due June 30, 2009,

$25,000 16% Senior Secured Promissory Note due October 12, 2009, and

one or more secured bridge notes in the current principal amount of $212,673 (together the “Notes”).

Also, effective as of July 25, 2012 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on various terms and conditions under the borrowing agreement for $97,500 of 8% Senior Secured Notes due March 6, 2009.

Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until September 30, 2012 unless extended by the lenders in their discretion.

Effective as of April 16, 2012 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until July 30, 2012 unless extended by Longview Special Finance Inc. in their discretion. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations. As consideration for the forbearance agreement, effective April 16, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and will be reported in the statement of operations. Effective as of June 15, 2012 the Company entered into a Forbearance Agreement with Longview Special Finance relating to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$3,077 Senior Secured Promissory Note due January 15, 2011,

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011 and

$2,250 Senior Secured Promissory Note due December 11, 2011.

Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until September 30, 2012 unless extended by Longview Special Finance Inc. at their discretion.

The above Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until September 30, 2012, respectively. As consideration for this forbearance, Longview will be paid $30,000 which will be added to the principal balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $30,000 for the three months ending June 30, 2012 and reported in the statement of operations.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011. On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%. Effective June 30, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $25,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective as of June 30, 2012 the Company entered into a Forbearance Agreement with Cape One Financial LP relating to the Company’s default on various terms and conditions under the borrowing agreement for the $225,000 Subordinated Secured Convertible Note due February 28, 2011. Cape One Financial LP agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, other than the imposition of the default interest rate of 18% ,due to the events of default under the existing Notes until September 30, 2012 unless extended by the lenders in their discretion. As consideration for this forbearance, Cape One will be paid $30,000 which was added to the principle balance of the note. The forbearance agreement will be considered and accounted for as modification of debt and a loss of $30,000 for the three months ending June 30, 2012 and reported in the statement of operations.

Item 4. Mine Safety Disclosures

 None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.113	Letter Agreement effective as of June 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	**

10.114	Letter Agreement effective as of July 16, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $212,673 (together the “Notes”).	**

10.115	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $7,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**

10.116	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $24,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	**

10.117	Letter Agreement effective as of July 25, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.118	Letter Agreement effective as of June 15, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	**

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Deficiency (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.	***

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith
***	To be filed by amendment to take advantage of the 30-day grace period for the first XBRL exhibit with detailed tagging requirements, as permitted by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	August 20, 2012	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)

