Form 10-Q
period 2012-09-30
NaturalNano, Inc.
filed 2012-11-19
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :                                    September 30, 2012

or

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

69,429,199 as of November 16, 2012

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$-	$1,732
Accounts receivable	8,885	11,536
Inventory	24,875	20,593
Prepaid expenses and other current assets	11,370	10,033
Total current assets	45,130	43,894

Property and equipment, net	4,997	44,451
Total non-current assets	4,997	44,451
Total Assets	$50,127	$88,345

Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (Note 2)	$3,862,972	$4,433,557
Accounts payable	524,459	498,080
Accrued expenses	86,350	98,851
Accrued interest	361,769	307,283
Accrued payroll	855,157	736,181
Deferred revenue	70,000	70,000
Registration rights liability	82,489	82,489
Derivative liability	21,124	21,658
Total current liabilities	5,864,320	6,248,099

Other long term liabilities	30,000	34,000
Total Liabilities	5,894,320	6,282,099

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 161,250 at September 30, 2012 with an aggregate liquidation preference of $322	22,204	-
Series C - issued and outstanding 4,214,793 at September 30, 2012 with an aggregate liquidation preference value of $8,455	145,739	-

Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 647,500 at December 31, 2011 with an aggregate liquidation preference of $1,295	-	648
Series C - issued and outstanding 4,250,000 at December 31, 2011 with an aggregate liquidation preference value of $8,500	-	4,250
Common Stock - $.001 par value 294,117,647 authorized, issued and outstanding 60,652,399 and 23,403,670, respectively	60,652	17,138
Additional paid in capital	21,184,872	19,983,595
Noncontrolling interest in subsidiary	14,264	14,264
Accumulated deficit	(27,271,924)	(26,213,649)
Total stockholders' deficiency	(6,012,136)	(6,193,754)
Total Liabilities and Stockholders' Deficiency	$50,127	$88,345

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Income:
Revenue	$16,158	$30,136	$86,581	$233,951
Cost of goods sold	3,667	12,399	17,653	70,351
Gross profit	12,491	17,737	68,928	163,600
Operating expenses:
Research and development	21,377	39,556	90,084	122,741
General and administrative	93,549	115,069	268,437	306,766
	114,926	154,625	358,521	429,507

Loss from Operations	(102,435)	(136,888)	(289,593)	(265,907)

Other income (expense):
Interest expense, net	(87,149)	(97,165)	(295,650)	(281,852)
Net gain on derivative liability	534	80,179	534	41,927
Net loss on forgiveness/modification of debt	(163,566)	(30,000)	(473,566)	(21,050)
Gain on insurance settlement	-	-	-	31,589
	(250,181)	(46,986)	(768,682)	(229,386)
Consolidated net loss	(352,616)	(183,874)	(1,058,275)	(495,293)
Less: Consolidated net (income) loss attributable to noncontrolling interest in subsidiary	-	7,297	-	(1,813)
Consolidated net loss attributable to the controlling interest	$(352,616)	$(176,577)	$(1,058,275)	$(497,106)
Less: Preferred stock conversion inducement	-	-	(12,235)	-
Consolidated net loss attributable to common shareholders	$(352,616)	$(176,577)	$(1,070,510)	$(497,106)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	55,644,823	18,003,314	42,169,055	15,340,376

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2011	23,403,671	$23,403	4,897,500	$4,898	$19,977,330	$(26,213,649)	$14,264	$(6,193,754)
Grant of common stock for services @:$0.005 to $.0007 per share	1,764,706	1,765			9,035			10,800
Issuance of common stock as interest payment	6,221,156	6,221			234,943			241,164
Warrant issued for services					8,720			8,720
Shares issued on debt conversion	13,594,382	13,594			969,991			983,585
Series B preferred shares converted to common shares	10,035,294	10,035	(486,250)	(486)	(9,549)			-
Series C preferred shares converted to common shares	5,633,191	5,633	(35,207)	(35)	(5,598)			-
Transfer of preferred shares to temporary equity			(4,376,043)	(4,376)				(4,376)
Net income (loss) for the nine months ended 09/30/12						(1,058,275)	-	(1,058,275)
Balance at September 30, 2012	60,652,399	$60,652	-	$-	$21,184,872	$(27,271,924)	$14,264	$(6,012,136)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss attributable to controlling interest	$(1,058,275)	$(497,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,454	75,730
Amortization of discount on convertible notes	-	1,799
Amortization of deferred financing costs	-	3,815
Non-cash gain on forgiveness of debt	-	(38,950)
Fair value adjustment of derivative liabilities	(534)	(41,927)
Issuance of stock for services	10,800	33,150
Issuance of stock for interest	24,221	415,650
Issuance of warrants for services	8,720	8,720
Loss on modification of debt	473,566	60,000
Income (loss) from non-controlling interest in subsidiary	-	1,813
Changes in operating assets and liabilities:
Increase in inventory	(4,282)	(39,790)
Increase in accounts receivable	2,651	1,587
Decrease (increase) in other current assets	(1,337)	5,303
(Decrease) increase in accounts payable, accrued payroll and accrued expenses	404,284	(62,233)
Decrease in deferred revenue	-	(2,270)
Decrease in other liability	(4,000)	(4,500)
Net cash used in operating activities	(104,732)	(79,209)
Cash flows from financing activities:
Proceeds from senior secured promissory notes	103,000	80,000
Proceeds from unsecured promissory notes	-	18,080
Payment on unsecured promissory notes	-	(18,080)
Net cash provided by financing activities	103,000	80,000
Increase (decrease) in cash	(1,732)	791
Cash at beginning of period	1,732	6,861
Cash at end of period	$-	$7,652

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$-	$5,671

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$983,585	$80,000
Common stock issued for accrued interest	$216,943	$-
Conversion of preferred shares into common shares	$15,669	$13,200
Transfer of preferred shares to temporary equity	$4,376	$-

See notes to consolidated financial statements

NATURALNANO, INC.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain prior period amounts have been adjusted to reflect the Company’s 1-for-17 reverse stock split (see Note 10 Reverse Stock Split, for further details).

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, and derivative liabilities. Fair values for all instruments except for derivative liabilities and convertible notes payable were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the derivative liabilities is discussed further in Note 6. The fair value of the Company’s convertible notes payable is estimated be less than the carrying value at September 30, 2012 based upon overall value of the company, lack of authorized shares underlying the conversion of the instruments, and the lack of liquid market for the volume of shares issuable upon conversion of the entire outstanding balance.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. As of April 20, 2010 the consolidated financial statements reflect the acquisition of a 51% controlling interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of the Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”) (Refer to Note 4). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2012 of $1,058,275 and had negative working capital of $5,184,193 and a stockholders’ deficiency of $6,012,136 at September 30, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

As of September 30, 2012, there were approximately 2.7 billion shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. As the company has only 294,117,647 common shares authorized, of which only approximately 225 million are available for future issuance, there is not an adequate number of common shares authorized to satisfy all outstanding preferred stock, convertible debt and outstanding option and warrants. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Longview and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock.

2.  NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	September 30, 2012	December 31, 2011
Senior Secured Convertible Notes	3,134,415	3,819,000
Senior Secured Promissory Notes	477,557	374,557
Subordinated Secured Convertible Note at Face Value, net of discount of $0 and $1,799	251,000	240,000
Total	$3,862,972	$4,433,557

Senior Secured Convertible Notes

As of September 30, 2012, the Company had $3,134,415 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes to Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2012 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates beginning March 6, 2009. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to January 31, 2013, and waived the application of the 16% default interest rate. In consideration for their forbearance effective April 16, 2012, Platinum Advisors will be paid $125,000 which was added to the principal balance of the note. This forbearance was considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations. By way of two separate forbearance agreements dated January 1, 2012 and April 16, 2012, Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to July 1, 2012, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. In consideration for their forbearance, Longview will be paid $50,000 for the forbearance which was added to the principal balance of the note. These forbearance amounts were considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and June 30, 2012 respectively and reported in the statement of operations. By way of a third forbearance agreement dated June 15, 2012, Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to September 30, 2012, and waived the application of the 16% default interest rate. In consideration for their forbearance, Longview will be paid $30,000 for the forbearance which was added to the principal balance of the note. This forbearance amount was considered and accounted for as a modification of debt and recorded as a loss of $30,000 for the three months ending June 30, 2012 in the statement of operations.

By way of forbearance agreements effective as of September 30, 2012, Platinum, Platinum Advisors and Longview have granted waivers of default, extended the due dates of all the outstanding principal balances to January 30 or 31, 2013, and waived the application of the 16% default interest rate. In consideration for their forbearance, the conversion features of these notes have been changed from a fixed conversion rate of $0.085 per share to a variable rate of 75% of the lowest of the 1, 5, or 10 day volume weighted average price (VWAP) for the Company’s common stock. These adjustments are not expected to have a significant impact on the expected cash flows of the debt as a result of the lack of shares issuable to convert the entire balance and the uncertainty of the Company’s ability to repay the full amounts due. Accordingly, the obligations were not recorded at fair value at the date of modification, which is estimated to be less than the carrying value both before and after the modification. The revised conversion price was considered when determining the value of the derivative liability associated with this debt. Also in consideration for their forbearance the conversion rate of the Preferred C and Preferred B shares held by Platinum and Longview has been changed from 9.41 common shares per share of preferred to 160 common shares per share of preferred. Due to there not being sufficient common shares authorized to satisfy the conversion of all the preferred shares, they are required to be recorded as temporary equity at their issuance date fair value which resulted in an increase in the balance presented for preferred stock of $163,566. This amount was recognized as a loss on modification of debt on our consolidated statement of operations for the three month period ended September 30, 2012.

During the first six months of 2012, until the Reverse Stock Split (see Note 10), the Company issued 1,729,412 and 11,053,941 split adjusted shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $939,585 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a split adjusted conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split, the Company issued 3,967,626 shares of common stock to Platinum in payment of $25,393 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued to Platinum using a conversion price of $0.0064 per common share. The issuance of shares in excess of the conversion rate in place at the time of $0.085 were considered an inducement to convert and resulted in an expense of $24,221 based on the market value at the time the excess shares were issued. This expense is included in interest expense for the three months ended June 30, 2012.

Senior Secured Promissory Notes

As of September 30, 2012, the Company had $477,557 in principal that was outstanding and past due under the terms of Senior Secured Promissory Notes to Platinum Partners Long Term Growth IV (“Platinum”) and Longview Special Financing, Inc. (“Longview”). All borrowings under the Senior Secured Promissory Notes bear interest at the rate of 8% per annum and are payable on January 30 or 31, 2013 in accordance with the forbearance agreements mentioned above.

Additions to Senior Secured Promissory Notes in 2012 are as follows:

-	On February 10, 2012, the Company borrowed $25,000 from Platinum.
-	On March 5, 2012, the Company borrowed $12,000 from Platinum.
-	On April 16, 2012, the Company borrowed $15,000 from Platinum.
-	On May 11, 2012, the Company borrowed $20,000 from Platinum.
-	On July 20, 2012, the Company borrowed $7,000 and $24,000 respectively from Platinum and Longview.

Subordinated Secured Convertible Note

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

By way of a forbearance agreement effective as of September 30, 2012, Cape One has extended the due date of all the outstanding principal and interest balances to January 31, 2013.  In consideration for this forbearance, the conversion feature of this notes have been changed from a fixed conversion rate of $0.085 per share to a variable rate of 75% of the lowest of the 1, 5, or 10 day VWAP for the Company’s common stock. These adjustments are not expected to have a significant impact on the expected cash flows of the debt as a result of the lack of shares issuable to convert the entire balance and the uncertainty of the Company’s ability to repay the full amounts due. Accordingly, the obligations were not recorded at fair value at the date of modification, which is estimated to be less than the carrying value both before and after the modification. The revised conversion price was considered when determining the value of the derivative liability associated with this debt.

During the first six months of 2012, until the Reverse Stock Split (see Note 10), the Company issued 352,941 and 524,118 shares of common stock to Cape One in payment of $30,000 of principal obligations and $44,550 of interest expense obligations, respectively, on the 10% Convertible Note. In accordance with the debt agreement, these shares were issued to Cape One using a split adjusted conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split, the Company issued 2,187,500 shares of common stock to Cape One in payment of $14,000 of principal obligations on the 10% Convertible Note. These shares were issued to Cape One using a conversion price of $0.0064 per common share.

3.  REGISTRATION RIGHTS AGREEMENT

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

As of September 30, 2012, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company with a forbearance agreement related to this default through November 22, 2011. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At September 30, 2012 and December 31, 2011 the outstanding balance for this obligation was $82,489.

4.  51% ACQUISITION of COMBOTEXS, LLC

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

5. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the three and nine months ended September 30, 2012 and September 30, 2011 is as follows:

	Nanotechnology		Medical Boards		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Segment profit (loss) from operations	$(108,892)	$(124,575)	$6,457	$(12,313)	$(102,435)	$(136,888)
Revenues from external customers	$6,783	$2,000	$9,375	$28,136	$16,158	$30,136
Revenues from intersegment sales	$-	$2,580	$-	$-	$-	$2,580
Interest expense and amortization of debt discount	$87,149	$24,370	$-	$-	$87,149	$24,370
Depreciation and amortization	$5,041	$22,457	$-	$240	$5,041	$22,697
Significant non-cash items:
Equity based payments	$-	$13,107	$-	$-	$-	$13,107
Loss on modification of debt	$163,566	$-	$-	$-	$163,566	$-

	Nanotechnology		Medical Boards		Consolidated
	For the nine months ended		For the nine months ended		For the nine months ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Segment profit (loss) from operations	$(307,070)	$(284,368)	$17,477	$18,461	$(289,593)	$(265,907)
Revenues from external customers	$55,331	$71,460	$31,250	$162,491	$86,581	$233,951
Revenues from intersegment sales	$-	$14,760	$-	$-	$-	$14,760
Interest expense and amortization of debt discount	$295,650	$209,056	$-	$-	$295,650	$209,056
Depreciation and amortization	$39,454	$75,010	$-	$720	$39,454	$75,730
Significant non-cash items:
Equity based payments	$10,800	$50,270	$-	$-	$10,800	$50,270
Loss on modification of debt	$473,566	$-	$-	$-	$473,566	$-

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the three months ended September 30, 2012, the Company derived 57% (representing sales to a related party included in the Medical Boards operating segment) and 17% (included in the Nanotechnology operating segment) of its revenue from two different customers. During the nine months ended September 30, 2012, the Company derived 36% (representing sales to a related party included in the Medical Boards operating segment) and 51% (included in the Nanotechnology operating segment) of its revenue from two different customers.

6.  DERIVATIVE LIABILITY

The Company’s derivative liabilities as of September 30, 2012 and December 31, 2011 are as follows:

•	The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price. Additionally, there are not sufficient authorized common shares to satisfy the conversion of the total debt balance.
•	The debt conversion feature and the 2,647,059 million warrants exercisable at $0.0425 per share (split adjusted) granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price. Additionally, there are not sufficient authorized common shares to satisfy conversion of the total debt balance and warrants.
•	The 882,353 warrant shares granted to the CEO of the Company at an exercise price of $0.17 per share on January 2011 which vest over three years.

The fair value of the derivatives is as follows:

Derivative Liability	September 30, 2012	December 31, 2011
8% Notes conversion feature	$17,120	$20,531
10% Notes conversion feature and warrants	4,004	1,127
CEO warrants	-	-
Total	$21,124	$21,658

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

	For the nine months ended
	September 30,
	2012	2011
Fair value – beginning	$21,658	$76,667
Loss recognized in Q1	-	67,914
Gain recognized in Q2	-	(29,662)
Gain recognized in Q3	(534)	(80,179)
Fair value – ending	$21,124	$34,740

7.  STOCKHOLDERS EQUITY

On January 3, 2011, the Chief Executive Officer, Mr. Jim Wemett was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.17 per warrant share, vesting over three years. The warrants expire January 3, 2016 and contain a cashless exercise provision. The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879. An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield. The market price of the Company’s common stock on January 3, 2011 was $0.0476 per share. The expiration date used in the valuation model aligns with the warrant life of five years. The dividend yield was assumed to be zero. The fair value of the warrant will be recorded monthly over the 36 month life of the warrant. During the three and nine months ended September 30, 2012, the Company recorded $2,907 and $8,720 respectively of expense for the vested portion of the warrant.

During the first six months of 2012, until the Reverse Stock Split (see Note 10), the Company issued 1,729,412 and 11,053,941 split adjusted shares of common stock to Platinum in payment of $147,000 of interest expense obligations and $939,585 of principal obligations, respectively, on the Senior Secured Convertible Notes. In accordance with the debt agreement, these shares were issued to Platinum using a split adjusted conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split through September 30, 2012, the Company issued 3,967,626 shares of common stock to Platinum in payment of $25,393 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued to Platinum using a conversion price of $0.0064 per common share. The issuance of shares in excess of the conversion rate in place at the time of $0.085 were considered an inducement to convert and resulted in an expense of $24,221 based on the market value at the time the excess shares were issued. This expense is included in interest expense for the three months ending June 30, 2012.

Prior to the Reverse Stock Split (see Note 10), in 2012 Alpha Capital Anstalt converted 450,000 preferred B shares held by Longview Special Finance into 4,235,294 common shares respectively. Subsequent to the Reverse Stock split on June 18, 2012 Alpha Capital Anstalt converted 12,500 preferred B shares held by Longview Special Finance into 2,000,000 common shares. As the post-split conversion rate for the shares held by Longview Special Finance was 9.41 common shares per 1 share of preferred stock, the excess shares were recorded as an expense attributable to common stockholders in the statement of operations for the three months ended June 30, 2012 at their conversion date market value of $12,235. As a condition of forbearance agreements entered into in Q3 2012, the conversion rate for all outstanding shares of preferred stock was adjusted to 160 common shares for each share of preferred (Note 2). Subsequent to this modification, in Q3 Alpha Capital Anstalt converted 23,750 preferred B shares held by Longview Special Finance into 3,800,000 common shares. Also subsequent to this modification, in Q3 Platinum converted 35,207 preferred C shares into 5,633,191 common shares.

During the first six months of 2012, until the Reverse Stock Split (see Note 10), the Company issued 877,059 shares of common stock to Cape One in payment of $44,500 of interest expense obligations and $30,000 of principal obligations on the Convertible Notes. In accordance with the debt agreement, these shares were issued to Cape One using a conversion price of $0.085 per common share. Subsequent to the Reverse Stock Split through September 30, 2012, the Company issued 2,187,500 shares of common stock to Cape One in payment of $14,000 of principal obligations on the Senior Secured Convertible Notes. These shares were issued to Cape One using a conversion price of $0.0064 per common share.

During the first six months of 2012, the Company issued an aggregate of 1,764,706 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $10,800.

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2012, there were common stock warrants outstanding to purchase an aggregate 4,247,059 shares of common stock pursuant to various warrant grant agreements. In April of 2012, 14,162 warrants originally issued to a consultant in April of 2007 expired unexercised. As a result of the Company not having sufficient shares authorized to satisfy its outstanding convertible and exercisable instruments including these warrants, these warrants should be treated as a liability recorded at their fair value. As the estimated fair value of these warrants as of September 30, 2012 is nearly $0, no liability has been recorded.

On May 20, 2011, June 8, 2011 and August 26, 2011 Alpha Capital Anstalt converted 20,000, 31,250 and 31,250 preferred shares held by Longview Special Finance into 3,200,000, 5,000,000 and 5,000,000 common shares respectively.

As there are not sufficient shares to satisfy the conversion features of all of the Company’s convertible notes payable and convertible preferred stock, the Company does not control the settlement of these convertible securities by delivery of the Company’s own common shares, resulting in the presumption of cash settlement. This results in the carrying value of the outstanding Preferred B and Preferred C shares being classified as temporary equity as of September 30, 2012.

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

A summary of the option activity for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2012	741,373	$3.52	4.00
Cancelled/Forfeited	(18,236)
Options outstanding at September 30, 2012	723,137	$3.53	3.32

Options exercisable at September 30, 2012	723,137	$3.53	3.32

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

10. REVERSE STOCK SPLIT

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

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2012 and prior to the filing of this report, the following occurred:

Stock Transactions

•	On October 16, 2012, 5,676,800 shares of common stock were issued to Platinum Long Term Growth IV, LLC who elected to convert 35,480 shares of Series C preferred shares at the conversion rate of 160 common shares per each Series C share.
•	On October 19, 2012, 3,100,000 shares of common stock were issued to Alpha Capital who elected to convert $3,720 of interest due Longview at $0.0012 per share.

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

Combotexs was dedicated to building upon the pioneering work of NaturalNano, to commercialize and distribute a wide variety of products incorporating materials that utilize nanotubes found in halloysite clay. From consumer packaged goods to industrial cleaning solutions and medical procedural checklists, nano technology is helping to make these products more effective and less expensive.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the nine months ended September 30, 2012 of $1,058,275 and had negative working capital of $5,814,193 and a stockholders’ deficiency of $6,012,136 at September 30, 2012. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

As of September 30, 2012, the Company had $3,611,972 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and January 1, 2011. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to January 31, 2013, and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to January 31, 2013, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of September 30, 2012, the Company had $251,000 in principal that was outstanding and due under the terms of the Convertible Note with Cape One. Through a series of forbearance agreements, the Convertible Note matures and all outstanding principal is due and payable on January 31, 2013.

As of September 30, 2012, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2012 and 2011 was $104,732 and $79,209, respectively. Cash used in 2012 versus 2011 is up over 32%. The primary driver of this increase the net loss generated in the first nine months of 2012 was $561,169 higher than the prior year period.   Total non-cash adjustments to reconcile the net loss incurred to the cash used in operations aggregated $556,227 in the first nine months of 2012 and $519,800 in first nine months of 2011, an increase of approximately $35,000, offsetting the increased loss.  Also, in 2012 the Company’s accounts payable and accrued expenses have increased by $404,284 due to the lack of cash inflows necessary to satisfy these obligations.  In 2011 the Company managed to decrease accounts payable and accrued expenses by $62,233, resulting in a net positive working capital adjustment of approximately $465,000 further offsetting the increased loss.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to reduce expenses and improve its liquidity position. We expect total consolidated spending in 2012 to continue to be greater than the 2011 levels, and we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

There was no net cash used in investing activities in the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Net cash provided from financing activities in the nine months ended September 30, 2012 and 2011 was $103,000 and $80,000, respectively. The cash flows from financing activities in the nine months of 2012 were the receipt of $79,000 in proceeds from Platinum Long Term Growth IV and $24,000 in proceeds from Longview Special Finance. The cash flows from financing activities in the first nine months of 2011 were $37,250 in proceeds from Longview Special Finance and $42,750 in proceeds from Platinum Long Term Growth IV.

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

Refer to the Company’s December 31, 2011 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first nine months ended September 30, 2012.

Comparison of Statement of Operations for the three months ended September 30, 2012 and 2011

Revenue and Gross Profit

During the three months ended September 30, 2012 and 2011, the Company recorded $16,158 and $30,136, respectively in consolidated revenue. Third quarter 2011 revenue included $2,000 from shipments of Nanotechnology based products and $28,136 from Medical Board products. Third quarter 2012 revenue included $6,783 from shipments of Nanotechnology based products and $9,375 from Medical Board products. Consolidated cost of goods sold was $3,667 and $12,399 for the shipments completed in the respective quarters. Gross profit of $12,491 and $17,737 was realized for the three months ended September 30, 2012 and 2011, respectively.

The reduction in the Medical Boards sales year over year is a result of the reduction of sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party. Gross margin realized in the three months ended September 30, 2012 was 77% compared to 59% for three months ended September 30, 2011. The variance is attributable to the increase in shipments of Nanotechnology products, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended September 30,		Variance Increase
Sales, Cost of Goods, and Gross Profit	2012	2011	(decrease)
Halloysite based products	$6,783	$2,000	$4,783
Medical Boards	9,375	28,136	(18,761)
	16,158	30,136	(13,978)

Halloysite cost of goods	749	355	394
Medical Boards cost of goods	2,918	12,044	(9,126)

Consolidated Gross Profit	$12,491	$17,737	$(5,246)

Operating Expenses

Research and development expenses for the three months ended September 30, 2012 were $21,377 compared to $39,556 for the three months ended September 30, 2011.  The reduction in costs is attributed to the reduction in depreciation due to the life of several long lived assets and the reduction in the cost for patent maintenance costs.

	For the three months ended September 30,		Variance increase
Research and Development	2012	2011	(decrease)
Consulting services	$5,200	$4,688	$512
Patent costs & licensing fees	910	2,580	(1,670)
Depreciation	5,401	22,457	(17,056)
Rent & utilities	8,346	8,397	(51)
All other	1,520	1,434	86
	$21,377	$39,556	$(18,179)

Total general and administrative expenses for the three months ended September 30, 2012 was $93,549 as compared to $115,069 for the three months ended September 30, 2011. The decrease is a result of a combination of activities that changed year over year. There is only one employee in 2012 as opposed to three in 2011 thus reducing salaries and benefits. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended September 30,		Variance increase
General and Administrative	2012	2011	(decrease)
Salaries & benefits	$48,602	$62,521	$(13,919)
Consulting services	5,751	7,588	(1,837)
Legal & professional fees	21,214	15,000	6,214
Depreciation & amortization of intangible assets	-	240	(240)
Insurance expense	969	1,076	(107)
Shareholder expense	12,057	11,383	674
Travel & Entertainment	1,855	2,202	(347)
State tax	25	775	(750)
All other	3,076	14,284	(11,208)
	$93,549	$115,069	$(21,520)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting. The loss on modification of debt relates to the expense recorded as a result of forbearance agreements and changes to the conversion rates of the preferred shares held by Platinum and Longview as well as the change to the conversion rate of the convertible debt held by Platinum, Longview and Cape One (see Note 2).

	For the three months ended September 30,		Variance increase
Other (Expense) Income	2012	2011	(decrease)
Interest to Senior convertible and promissory notes	$(75,692)	$(82,409)	$(6,717)
Interest to Subordinated Secured Convertible Notes	(11,457)	(14,758)	(3,301)
Interest earned on cash	-	2	2
	$(87,149)	$(97,165)	$(10,016)

Net gain on derivative liability	$534	$80,179	$(79,645)
Loss on forgiveness/modification of debt	$(163,566)	$(30,000)	$(133,566)

During the first quarter of 2009 and in accordance with EITF 07-05, certain warrants and the embedded conversion of feature associated with the 8% convertible debt were recognized as derivative instruments and as such were re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations. The re-measurement of these derivative liabilities resulted in a gain of $534 in the third quarter of 2012 and a gain of $78,722 during the third quarter of 2011.

Comparison of Statement of Operations for the nine months ended September 30, 2012 and 2011

Revenue and Gross Profit

During the nine months ended September 30, 2012 and 2011, the Company recorded $86,581 and $233,951, respectively in revenue. For the nine months ending September 30, 2012 $31,250 came from Medical Board sales and the $55,331 from shipments of Nanotechnology based product samples; the sales for the same period 2011 came from $162,491 of Medical Board sales and $71,460 from shipments of Nanotechnology based product samples. The related cost of goods sold was $17,653 and $70,351 for these shipments completed in the respective quarters. Gross profit of $68,928 and $163,600 was realized for the nine months ended September 30, 2012 and 2011, respectively.

The reduction in the Medical Boards sales year over year is a result of the reduction of sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party. Gross margin realized in the nine months ended September 30, 2012 was 80% compared to 70% for nine months ended September 30, 2011. The variance is attributable to the increase in shipments of Nanotechnology products as a percentage of sales, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications.  The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the nine months ended September 30,		Variance increase
Sales, Cost of Goods, and Gross Profit	2012	2011	(decrease)
Halloysite based products	$55,331	$71,160	$(15,829)
Medical Boards	31,250	162,791	(131,541)
	86,581	233,951	(147,370)

Halloysite cost of goods	3,880	21,544	(17,664)
Medical Boards cost of goods	13,773	48,807	(35,034)

Consolidated Gross Profit	$68,928	$163,600	$(94,672)

Operating Expenses

Total research and development expenses for the nine months ended September 30, 2012 were $90,084 compared to $122,741 for the nine months ended September 30, 2011.  The reduction in costs is attributed to the negotiated reduction in rent for the Emerson Street facility in addition to the reduction in depreciation due to the life of several long lived assets. This is partially offset by the slight increase in spending on patent maintenance costs.

	For the nine months ended		Variance
	September 30,		increase
Research and Development	2012	2011	(decrease)
Consulting services	$15,462	$13,387	$2,075
Patent costs and licensing fees	5,561	1,933	3,628
Depreciation	39,454	75,010	(35,556)
Rent & utilities	24,112	26,961	(2,849)
All other	5,495	5,450	45
	$90,084	$122,741	$(32,657)

Total general and administrative expenses for the nine months ended September 30, 2012 were $268,437 as compared to $306,766 for the nine months ended September 30, 2011. Salaries and benefits are reduced in 2012 because there is only one employee as opposed to three in the same period of 2011. In addition there is only one external board member in 2012 as opposed to three in 2011 which reduces the shareholder and board expense. These items are offset by several transactions from 2011. In 2011 the Company negotiated the reduction in costs of the quarterly review by the external auditors and received the New York State tax refund of $60,073 which partially offsets the costs of recertifying the Company’s legal status in the state of Nevada for the prior three years ($9,935), during the same first nine months. Management continues to actively assess the Company’s operating structure with the objective of aligning cash expenditures and expenses with growth in total revenue.

	For the nine months ended		Variance
	September 30,		increase
General and Administrative	2012	2011	(decrease)

Salaries & Benefits	$143,500	$194,529	$(51,029)
Consulting services	27,119	33,538	(6,419)
Legal & professional fees	45,714	15,000	30,714
Depreciation & amortization of intangible assets	-	720	(720)
Insurance expense	2,762	3,258	(496)
Shareholder expense	29,637	20,638	8,999
Travel and entertainment	7,313	9,177	(1,864)
State tax	1,784	(48,723)	50,507
All other	10,608	78,629	(68,021)
	$268,437	$306,766	$(38,329)

Other (Expense) Income

Other expense consists of interest expense on various debt instruments and related amortization of deferred financing and debt discount expenses which are considered components of interest expense for financial reporting.

During the first nine months of 2012 amortization of the maturing debt discount was $0 as compared to $1,799 in the first nine months of 2011. As of December 31, 2011 the discount was fully amortized. In April 2011, the Company received a settlement of $31,589 on an insurance claim submitted in July 2010 for a June 29, 2010 warehousing fire at a vendor location for inventory damaged in the fire. Included in interest expense during the nine months ended September 30, 2012, the Company incurred $24,221 of expense related to additional shares issued upon the conversion of interest into common shares. The loss on modification of debt relates to the expense recorded as a result of forbearance agreements and changes to the conversion rates of the preferred shares held by Platinum and Longview as well as the change to the conversion rate of the convertible debt held by Platinum, Longview and Cape One (see Note 2).

	For the nine months ended		Variance
	September 30,		increase
Other (Expense) Income	2012	2011	(decrease)
Amortization of debt discount	$-	$(1,799)	$(1,799)
Interest on Senior convertible and promissory notes	(263,417)	(244,194)	19,223
Interest to Subordinated Secured Convertible Notes	(32,233)	(32,050)	183
Amortization of financing costs	-	(3,815)	3,815
Interest earned on cash	-	6	6
	$(295,650)	$(281,852)	$13,798

Net gain (loss) on derivative liability	$534	$41,927	$(41,393)
Income from insurance settlement	$-	$31,589	$31,589
Net loss on forgiveness/modification of debt	$(473,566)	$(21,050)	$452,516

The Company adopted ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” effective January 1, 2009. During the first nine months of 2012 and 2011, respectively, the Company recognized a net gain of $534 and a net gain of $41,927 relating to the changes in fair market value for these derivative liabilities.

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

By way of a forbearance agreement effective as of September 30, 2012, Cape One has extended the due date of all the outstanding principal and interest balances to January 31, 2013.  In consideration for this forbearance, the conversion feature of this notes have been changed from a fixed conversion rate of $0.085 per share to a variable rate of 75% of the lowest of the 1, 5, or 10 day VWAP for the Company’s common stock. These adjustments are not expected to have a significant impact on the expected cash flows of the debt as a result of the lack of shares issuable to convert the entire balance and the uncertainty of the Company’s ability to repay the full amounts due. Accordingly, the obligations were not recorded at fair value at the date of modification, which is estimated to be less than the carrying value both before and after the modification. The revised conversion price was considered when determining the value of the derivative liability associated with this debt.

Longview has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $50,000 which will be added to the principal balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Longview will be paid $50,000 which will be added to the principal balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and reported in the statement of operations. Effective June 15, 2012, the Company entered into a forbearance agreement which extended the due date of all the outstanding principal and interest balances to September 30, 2012. In consideration for their forbearance, Longview will be paid $30,000 which will be added to the principal balance of the note. This forbearance was considered and accounted for as a modification of debt and a loss of $30,000 for the three months ending June 30, 2012 and reported in the statement of operations.

Platinum has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principal balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extended the due date of all the outstanding principal and interest balances to July 1, 2012. Effective July 16, 2012, the Company entered into a forbearance agreement which extended the due date of all the outstanding principal and interest balances to September 30, 2012.

Platinum Advisors has granted waivers of default on its notes, extended the due dates of all the outstanding principal balances and waived the application of the 16% default interest rate.  Additionally, Platinum waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. As consideration for this forbearance agreement, effective December 31, 2011, Platinum will be paid $125,000 which will be added to the principal balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $125,000 for the three months ending December 31, 2011 and reported in the statement of operations. Effective April 16, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to July 1, 2012. In consideration for their forbearance, Platinum Advisors will be paid $125,000 which will be added to the principal balance of the note. This forbearance will be considered and accounted for as a modification of debt and a loss of $125,000 for the three months ending June 30, 2012 and reported in the statement of operations. Effective July 25, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to September 30, 2012.

By way of forbearance agreements effective as of September 30, 2012, Platinum, Platinum Advisors and Longview have granted waivers of default, extended the due dates of all the outstanding principal balances to January 30 or 31, 2013, and waived the application of the 16% default interest rate. In consideration for their forbearance, the conversion features of these notes have been changed from a fixed conversion rate of $0.085 per share to a variable rate of 75% of the lowest of the 1, 5, or 10 day VWAP for the Company’s common stock. These adjustments are not expected to have a significant impact on the expected cash flows of the debt as a result of the lack of shares issuable to convert the entire balance and the unvertainty of the Company’s ability to repay the full amounts due. Accordingly, the obligations were not recorded at fair value at the date of modification, which is estimated to be less than the carrying value both before and after the modification. The revise conversion price was considered when determining the value of the derivative liabiliey associated with this debt. Also in consideration for their forbearance the conversion rate of the Preferred C and Preferred B shares held by Platinum and Longview has been changed from 9.41 common shares per share of preferred to 160 common shares per share of preferred. Due to there not being sufficient common shares authorized to satisfy the conversion of all the preferred shares, they are required to be recorded as temporary equity at their issuance date fair value which resulted in an increase in the balanced presented for preferred stock of $163,566. This amount was recognized as a loss on modification of debt on our consolidated statement of operations for the three month period ended September 30, 2012.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Effective as of September 30, 2012 the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until January 31, 2013 unless extended by the lenders in their discretion.

Effective as of September 30, 2012 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$190,000 8% Senior Secured Promissory Note due January 31, 2010,

$136,375 8% Senior Secured Promissory Note due January 31, 2010,

$5,000 8% Senior Secured Promissory Note due June 30, 2009,

$15,000 8% Senior Secured Promissory Note due June 30, 2009,

$25,000 16% Senior Secured Promissory Note due October 12, 2009, and

one or more secured bridge notes in the current principal amount of $254,673 (together the “Notes”).

Also, effective as of September 30, 2012 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of September 30, 2012 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until January 31, 2013 unless extended by Longview Special Finance Inc. at their discretion. Due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$40,000 16% Senior Secured Promissory Note due November 1, 2009,

$3,846 Senior Secured Promissory Note due January 1, 2011,

$3,077 Senior Secured Promissory Note due January 15, 2011,

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011,

$2,250 Senior Secured Promissory Note due December 31, 2011, and

$24,000 Senior Secured Promissory Note due September 30, 2012.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until January 31, 2013, respectively.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On March 20, 2010 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through January 1, 2011. On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%. Effective June 30, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. On September 30, 2012, the Company entered into a forbearance agreement with Cape One which extended the due date from September 30, 2012 to January 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description	Location

10.119	Letter Agreement effective as of September 30, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**

10.120	Letter Agreement effective as of September 30, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $325,634 (together the “Notes”).	**

10.121	Letter Agreement effective as of September 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	**

10.122	Letter Agreement effective as of September 30, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $77,173.	**

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Deficiency (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.	**

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

NaturalNano, Inc.

Date:	November 19, 2012	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)

