Form 10-K
period 2012-12-31
NaturalNano, Inc.
filed 2013-04-11
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

49,031,708 shares at a market valued by reference to the closing price of such stock ($0.0064), as of June 30, 2012 was $313,803.

As of April 1, 2013, there were 224,483,691 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - NONE

NaturalNano, Inc.

PART I

Item 1.

Business

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. The consolidated financial statements also reflect a 51% controlling interest in Combotexs, LLC, (“Combotexs”), a privately held New York limited liability company, pursuant to the terms of the Equity Purchase Agreement executed with Worldwide Medical Solutions LLC (“WMS”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During 2011, the Company determined that the relationship with Combotexs was not operating in the manner it was intended. The sales were not to the volume expected and the continued operations, as structured, were not sustainable. During the month of December 2011, the board of directors authorized the Company CEO to wind down the operations of Combotexs resulting in a write down of assets and the inventory revalued and assumed by NaturalNano. No further activity has occurred with Combotexs since December 31, 2011 and the entity is expected to be legally dissolved in 2013.

During 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. Accordingly, the Company had continuing cash flows from the business in 2012.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2012 of $1,196,563 and had negative working capital of $5,975,855 and a stockholders' deficiency of $6,143,614 at December 31, 2012. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2012 the Company owed $4,338,103 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

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

As a result of the changes in the relationship with Combotexs, the carrying values of the related assets as of December 31, 2011 were evaluated. Certain inventory was sold to the related party (see Note 11 of the financial statements), certain demonstration inventory was written off resulting in a $36,875 charge to cost of goods sold, and future cash flows were determined to be inestimable and as a result, the Goodwill was impaired to a $0 value resulting in an impairment loss of $80,332 during the year ended December 31, 2011.

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

For the twelve months ending December 31, 2012 and 2011 we invested $0.12 million and $0.16 million, respectively, in support of our research and development programs.

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

The processes for filling the tubes, for applications of interest such as cosmetics and agricultural, are covered by pending patent applications. The underlying technology for these products and processes are covered by patent applications pending issuance and certain issued patents with expiration dates ranging from 2013 to 2025 and described further under the heading “Intellectual Property.”

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

Medical Boards

The Company designs, manufactures and sells custom designed error prevention/safety checklist boards.  Patient safety checklist boards encourage users to check off tasks as they complete their vital duties.  The boards improve communication, help to reduce errors, improve productivity, promote teamwork and promote improved safety, The Company manufactures these boards primarily for use in hospitals and clinics. Beginning in 2012 the Company only designs, manufactures and sells custom designed error prevention/safety checklist boards to a related party.

Strategy

Nanotechnology

The Company has made investments, through the purchase or lease of capital assets and licensing rights, in connection with the research, development and commercialization of the Pleximer and filled-tube products. During 2007-2008, the Company invested $540,000 in capital investment, including capital leases, for testing and characterization equipment associated with: (i) clay separation processes, (ii) polymer extruder equipment and upgrades, (iii) tube filling and evaluation tools, (iv) laboratory expansion, and (v) equipment such as a Scanning Electron Microscope (SEM). Our investment in this specialty engineering equipment has provided the Company with tools for the characterization of thermal stability and strength of our nanocomposite formulations.

The critical milestones associated with the commercialization of the Pleximer and filled-tube products have included: manufacturing scale trials, customer application definitions and formulation optimization developed in combination with the customer validation and accreditation processes. The Company continues to receive numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take between three and six months, and in certain instances even longer, from the initial completion date for product design.

Medical Boards

The majority of the revenue from medical boards in 2011 was derived from the sale of products under the name WorldWide Medical.  Beginning in 2012 the Company only designs, manufactures and sells custom designed error prevention/safety checklist boards to a related party. The mission of the company is to reduce medical procedure risk by preventing errors and saving lives.  Its strategy to deliver on the mission is to offer tools to medical professionals to help them manage complex procedures and improve patient outcome.

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

Medical Boards

The Company marketed its medical boards business to hospitals in the United States and Canada, ambulatory surgical centers, private practice physicians, dentists and oral surgeons. Beginning in 2012 the Company only designs, manufactures and sells custom designed error prevention/safety checklist boards to a related party which markets and sells the boards.

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

Sales and Business Development

Nanotechnology

For the halloysite business products division, the Company’s President is currently responsible for developing relationships with prospective customers and joint research and development partners. The Company does not maintain an in-house sales and business development team but has utilized consultants with chemical, manufacturing and engineering experience to assist with the design and commercialization of product and licensing revenues. Employees for such positions could be filled as in house positions in the future, as cash flow and liquidity improvements allow.

The Company forecasts that operating revenues will be generated from the sale of: filled-tubes, Pleximer products and from unique sample formulations developed from business development opportunities. Our CEO receives numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this growing sample formulation and design program may result in future joint development opportunities. During both 2011 and 2012 the Company continued its program to provide small quantity samples to university researchers on a cost-free basis to encourage active research programs in the advancement of material science applications using halloysite based products.

During 2012 the Company continues to note interest in the Company’s recent findings in the use of halloysite nanotubes in the following area:

(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,

(b) commercial and household products using anti-bacterial controlled release products, and

(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes NaturalNano’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2012 the Company’s sales of HNT to Fiabila represented approximately 59% of total sales.  Also in 2012, sales to Sparta Armor represented approximately 11% of total sales.

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

Medical Boards

Beginning in 2012 the Company only designs, manufactures and sells custom designed error prevention/safety checklist boards to a related party, who will then market and sell to the end user. 100% of medical board sales in 2012 were to Checklist Boards (a related party). This represented approximately 23% of total Company sales.

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

Employees

As of December 31, 2012, the Company had 1 employee, who was full time.  The employee is located in Rochester, New York.  The employee focuses his energies solely on the business development and production of the medical boards business.  Due to the Company’s liquidity position described earlier, spending and staffing levels have been significantly reduced compared to prior reporting periods. Certain other staffing needs are met by part time independent contractors.

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

Intellectual Property

NaturalNano owns or holds license to 11 issued or pending patents. An overview of the Company’s issued, pending and licensed patents are summarized below.

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules , issued on 9/16/08 and expires on 4/15/2024
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules , issued on 7/15/08 and expires on 1/25/2025
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Issued and pending patent applications developed internally cover the following processes and applications:

•	Issued #7,888,419 Polymeric Composite including Nanoparticle Filler , issued on 02/15/2011 and expires on 08/31/2026
•	Issued #8,124,678 Nanocomposite Master Batch Composition and Method of Manufacture , issued on 02/28/2012 and expires on 11/27/2027
•	Nanocomposite Method of Manufacture
•	Nanoclay Filled Fluoro-polymer Dispersions and Method of Forming Same
•	Nanocomposite including Heat-treated Clay and Polymer
•	Low Polymer Halloysite Coatings

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

Note Regarding June 14, 2012 Reverse Stock Split

On June 14, 2012 we effected a one-for-seventeen reverse stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Item 2.	Properties

The business office for the Company is currently conducted from 800 square feet of office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2012 was $0. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

The Company leases approximately 9,200 square feet at 832 Emerson Street in Rochester, NY for laboratory space. The lease is a month-to-month agreement at $2,000 per month. Total rent expense for the years ended December 31, 2012 and 2011 was $24,000 per year. The Company and the Landlord have a mutual agreement that the lease will continue on a month to month basis at $2,000 per month with no specified end date.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2012. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and responded to this demand on May 8, 2009. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

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

	Sales Prices
	High	Low
For the year ended December 31, 2011

First quarter	$0.0680	$0.0238
Second quarter	0.0935	0.0255
Third quarter	0.1105	0.0204
Fourth quarter	0.0561	0.0102

For the year ended December 31, 2012

First quarter	$0.0272	$0.0085
Second quarter	0.2000	0.0020
Third quarter	0.0073	0.0020
Fourth quarter	0.0038	0.0010

The closing price of the Company’s common stock on April 1, 2013, as reported on the OTC Bulletin Board, was $0.0014 per share. As of April 1, 2013 there were outstanding 224,483,691 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	723,137	$3.53	-	*
Equity compensation plans not approved by security holders	4,247,059	$0.37	-
Total	4,970,196		-

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

Equity Compensation Plans approved by the Company’s shareholders and authorized to grant awards are as follows:

•	2005 Plan is authorized to grant up to 823,529 share unit awards,
•	2007 Plan is authorized to grant up to 1,000,000 share unit awards, and
•	2008 Plan is authorized to grant up to 47,058,824 unit share awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2012 are as follows:

-

2009 Plan is authorized to grant up to 1,176,471 unit share awards,

2011 Plan is authorized to grant up to 1,470,588 unit share awards,

2012 Plan is authorized to grant up to 1,764,706 unit share awards,

-	2,647,059 warrants granted with the November 30, 2009 10% subordinated secured convertible debt,
-	14,161 warrants granted in 2007 in connection with consulting services, which expired April 23, 2012 unexercised, and
-	11,765 warrants granted in connection with a short term borrowing agreement in 2008.

Recent Sales of Unregistered Securities

I     During the fourth quarter of 2012, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.00120 per share reflecting satisfaction in interest payments on the outstanding notes:

October 19, 2012	3,100,000 shares in satisfaction of $3,720 in interest payments

During the first quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at rates of $0.00135 per share on February 20, 2013, $0.000975 per share on February 27, 2013 and $0.009 per share on March 20, 2013 reflecting satisfaction in principal and interest payments on the outstanding notes.

February 20, 2013	2,000,000 shares in satisfaction of $2,700 in principal payments
February 27, 2013 March 20, 2013	7,500,000 shares in satisfaction of $7,312 in principal payments 9,500,000 shares in satisfaction of $8,550 in interest payments

II    During the first quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Cape One Financial as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.000975 per share reflecting satisfaction in principal payments on the outstanding notes.

March 14, 2013	9,000,000 shares in satisfaction of $8,775 in principal payments

III     During the fourth quarter of 2012, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the Preferred B shareholder agreement held by Longview Special Finance. These shares were converted at 160 common shares for each preferred share.

December 4, 2012	3,000,000 shares in conversion of 18,750 shares of Preferred B shares

During the first quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the Preferred B shareholder agreement held by Longview Special Finance. These shares were converted at 160 common shares for each preferred share.:

January 7, 2013 January 28, 2013 February 8, 2013 February 15, 2013 February 20, 2013

3,000,000 shares in conversion of 18,750 shares of Preferred B shares

3,000,000 shares in conversion of 18,750 shares of Preferred B shares

3,000,000 shares in conversion of 18,750 shares of Preferred B shares

8,000,000 shares in conversion of 50,000 shares of Preferred B shares

5,000,000 shares in conversion of 31,250 shares of Preferred B shares

IV    During the fourth quarter of 2012, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 common shares for each preferred share.

October 16, 2012 November 14, 2012 December 7, 2012 December 19, 2012

5,676,800 shares in conversion of 35,480 shares of Preferred C shares

5,493,500 shares in conversion of 34,334 shares of Preferred C shares

7,485,312 shares in conversion of 46,783 shares of Preferred C shares

7,792,160 shares in conversion of 48,701 shares of Preferred C shares

During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 common shares for each preferred share.

February 1, 2013 February 18, 2013 February 20, 2013 March 1, 2013 March 19, 2013

9,610,880 shares in conversion of 60,068 shares of Preferred C shares

21,988,960 shares in conversion of 137,431 shares of Preferred C shares

13,920,000 shares in conversion of 87,000 shares of Preferred C shares

16,283,680 shares in conversion of 101,773 shares of Preferred C shares

19,480,000 shares in conversion of 121,750 shares of Preferred C shares

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

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2012 of $1,196,563 and had negative working capital of $5,975,855 and a stockholders' deficiency of $6,143,614 at December 31, 2012. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2012 the Company owed $4,338,103 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

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

Comparison of Liquidity and Capital Resources

for the years ended December 31, 2012 and 2011

Operating activities

Net cash used in operating activities in the years ended December 31, 2012 and 2011 was $129,572 and $130,129, respectively. The net loss generated in 2012 was $0.16 million higher than the prior period reflecting the Company’s realization of the loss from recording the additional forbearances from Platinum, Platinum Advisors and Cape One ($0.31 million) offset by the reductions in costs for both research and general and administrative consultant activities throughout the year.

Total non-cash adjustments to reconcile the net loss incurred to the cash used in operations aggregated $784,723 in 2012 and $1,046,472 in 2011.  For the twelve months ended December 31, 2012 and 2011 the company recognized non-cash expenses of $0 and $5,615, respectively, for amortization of debt discount and deferred financing costs incurred in connection with the 8% senior secured convertible debt and 10% subordinate debt.  The decrease in these non-cash items reflects lower amortization on debt discount on a year over year basis as a result of certain discounts becoming fully amortized and the extensions of the amortization periods on 2008 and 2009 notes. During 2012 and 2011, the Company reduced outstanding liabilities through negotiations with certain vendors resulting in a net gain on the forgiveness of debt of $4,679 and $38,950 in 2012 and 2011, respectively. During 2012 and 2011, the Company recorded a loss on modification of debt of $473,567 and $310,000 related to consideration given to lenders in exchange for forbearance agreements.

The roughly $0.16 million increase in the net loss for the year ended December 31, 2012 reflects the 2012 $197,838 increase in loss on modification of debt compared to 2011 which offset much of the gains on reductions in other expenses.  In 2011, the Company recorded an impairment of goodwill ($80,332). We expect that total operational spending in 2013 will be comparable to the 2012 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

There was no net cash used in investing activities in the years ended December 31, 2012 or 2011, respectively.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2012 and 2011 was $134,000 and $125,000, respectively.

During 2012 the Company borrowed a total of $134,000 from Platinum and Longview pursuant to the terms of the Senior Secured Promissory Note. These notes bear interest at the rate of 8% per annum and are due and payable on April 16, 2013

During 2012, the Company issued 3,100,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $3,720 of converted Longview Special Finance debt obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion price of $0.0012 per common share.

During 2012, the Company issued 16,750,979 shares of common stock to Platinum in payment of $939,585 of principal and $172,393 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued at rates ranging between $0.0064 and $0.085 per share in accordance with the debt agreement and the conversion rates in place at the time the conversions were made.

During 2012, the Company issued 3,064,559 shares of common stock to Cape One in payment of $44,000 of principal and $44,550 of interest expense obligations on the Senior Secured Convertible Notes. These shares were issued at rates ranging between $0.0064 and $0.085 per share in accordance with the debt agreement and the conversion rates in place at the time the conversions were made.

During the years ended December 31, 2012 and 2011, we made no capital lease payments.

Results of Statement of Operations

For the years ended December 31, 2012 and 2011

Revenue and Gross Profit

During the twelve months ended December 31, 2012 and 2011, the Company recorded $177,736 and $255,416, respectively in revenue for medical checklist boards, samples, products and funded development. The total decrease of sales of $77,680 is attributed to the reduction in sales staff for the medical checklist boards business in addition to the changes to the relationship with Combotexs and the new supply agreement with the related party.  Gross margin realized in 2012 was 80% compared to 54% in 2011. The variance is attributable to the increase in shipments of Nanotechnology products, which have a higher margin, over Medical Board products which have a much lower margin. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the year ended		Variance
	December 31,		Increase
Revenue, Cost of Goods, and Gross Profit	2012	2011	(decrease)
Halloysite based products, revenue	136,611	83,305	53,306
Medical Boards, revenue	41,125	172,111	(130,986)
	177,736	255,416	(77,680)

Halloysite based products, cost of goods	10,973	21,733	(10,760)
Medical Boards, cost of goods	25,198	96,003	(70,805)
Consolidated Gross Margin	$141,565	$137,680	$3,885
	80%	54%

Operating Expenses

Total research and development expenses decreased by $49,362 to $115,100 in the year ended year ended December 31, 2012. The Company spent $2,069 less on patent maintenance filings in 2012 than 2011 due to cash flow constraints. Depreciation expense declined in 2012 as a result of the maturation of several of the laboratory assets during 2012.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2012	2011	(decrease)
Patent Costs	6,741	8,810	(2,069)
Consulting Services	21,088	18,283	2,805
Rents & Utilities	33,117	34,222	(1,105)
Depreciation	44,451	96,566	(52,115)
All other	9,703	6,581	3,122
	$115,100	$164,462	$(49,362)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2013 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total general and administrative expense for the year ended December 31, 2012 was $368,334 as compared to $408,216 for the year ended December 31, 2011.  During 2011, the Company received $60,073 for QETC Facilities, Operations and Training tax rebates from the State of New York relating to the 2009 operating period. The Company recorded these tax rebates as a reduction to general and administrative expenses upon receipt.   There was no such rebate received in 2012. Salaries and benefits costs decreased in 2012 with the reduction of Combotexs sales staff.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2012	2011	(decrease)
Salary & Benefits	$191,758	$245,519	$(53,761)
Legal and Professional Fees	64,652	59,250	5,402
Consulting Services	34,437	38,607	(4,170)
Insurance	3,935	4,334	(399)
Shareholder and Board	47,293	53,479	(6,186)
Travel and Entertainment	8,917	11,460	(2,543)
All other	15,558	44,290	(28,732)
State Tax Fees and Rebates (net)	1,784	(48,723)	50,507
	$368,334	$408,216	$(39,882)

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for general and administrative expenses will continue to be controlled in 2013, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other expense for the year ended December 31, 2012 was $854,694 as compared to other income of $622,031 for the year ended December 31, 2011. In 2012, the Company recorded $468,888 of debt modification expenses related to the forbearance agreements signed during the year as opposed to $271,050 in 2011. In 2011, the Company also impaired the goodwill related to the Combotexs acquisition totaling $80,332 which partially offsets some of the difference year over year. Additionally in 2011 the Company realized income from an insurance settlement the Company received a settlement payment of $31,589 on an insurance claim submitted in July 2010 for a warehousing fire at a vendor location that occurred on June 29, 2010. The Company stored halloysite clay inventory at the vendor location.

Interest expense includes the amortization of the debt discount, the interest on the senior and subordinated debt obligations and the amortization of related financing costs.

Interest was earned on cash balances held at certain financial institutions during 2012 and 2011.  The decrease in interest income earned in 2012 reflects the decline in cash on-hand during the current year.

	For the year ended		Variance
	December 31,		increase
Interest Expense (net)	2012	2011	(decrease)
Amortization of debt discount	$-	$(1,799)	$1,799
Interest on 8% senior secured debt and notes and 10% promissory notes	(381,732)	(370,547)	(11,185)
Amortization of financing costs	-	(3,815)	3,815
Interest earned on cash	-	7	(7)
	$(381,732)	$(376,154)	$(5,578)

During the year December 31, 2012, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $4,679 were relieved, resulting in a gain on forgiveness of debt of $4,679. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

During 2012 the Company recorded a loss on modification of debt of $473,566 related to consideration given to lenders in exchange for forbearance agreements. During 2011 the Company recorded a loss on modification of debt of $310,000 related to consideration given to lenders in exchange for forbearance agreements.

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. The impact of the adoption of this accounting guidance as of January 1, 2009 was a decrease in Additional Paid in Capital of $501,018 and an increase in Accumulated Deficit of $71,761. During the twelve months ended December 31, 2012 and 2011, the Company recognized a loss of $4,074 and a gain $55,009 respectively relating to the changes in fair market value for these derivative liabilities.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2012 or 2011.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the realizability of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggests that it should not look to future earnings to support the realizability of the net deferred tax asset.

As of the years ended December 31, 2012 and 2011, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2012 and considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2012, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2012. To the best of his knowledge, our Chief Executive Officer believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2012:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  During the fourth quarter of 2008 and the first half of 2009 the Company experienced resignations in the positions of controller, Chief Financial Officer, and Chief Executive Officer.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2011 and December 31, 2012 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2011 and December 31, 2012 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

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

As a result of the material weaknesses described above, our management concluded that as of December 31, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2012 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *

Alexander Ruckdäschel	40	Director	11/09/10

James Wemett	64	President and Director	02/16/09

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

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (c)	Total ($)
James Wemett President	2012	150,000	0	0	0	0	0	25,000	$175,000
James Wemett President	2011	150,000	0	0	34,879	0	0	13,000	$197,879

(a)	The CEO’s board approved salary is $150,000 per annum. For the years ended 2012 and 2011, $26,200 and $43,700 respectively were paid in cash and $123,800 and $106,300 respectively have been accrued.
(b)	The amounts in the column “Option Awards” reflect the grant date fair value to be recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans. The 2011 amount reflects 882,353 warrant shares issued in January 2011 which vest over three years ending December 31, 2013.
(c)	The amounts in the column “All Other Compensation” reflect the actual cash paid for being a member of the Board of Directors.

Stock Options

On September 23, 2005, the Board of Directors adopted the NaturalNano, Inc. 2005 Stock Incentive Plan (the “2005 Plan.”) The 2005 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2005 Plan is administered by the Board of Directors and authorizes the grant of 823,529 shares. The Board of Directors determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

On October 29, 2007, the Board of Directors adopted the NaturalNano, Inc. Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan.”) The 2007 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2007 Plan is administered by the Board of Directors and authorizes the grant of 1,000,000 shares. The Board of Directors determines the employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

On September 23, 2008, the stockholders of the Company approved the NaturalNano, Inc. 2008 Incentive Stock Plan (the “2008 Plan”) pursuant to a written consent of the then majority stockholder.  This action was taken by the Company without a stockholders meeting pursuant to the written consent of the holder of a majority of the voting power of the Company on September 23, 2008. The 2008 Plan provides for incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2008 Plan is administered by the Board of Directors and authorizes the grant of 47,058,824 million shares of the Company’s common stock.

On October 14, 2009, the Company established the 2009 Incentive Stock Plan (the “2009 Plan”) without a vote from the stockholders of the Company.   The 2009 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2009 Plan is administered by the Board of Directors and authorizes the grant of 1,176,471 shares of the Company’s common stock.

On June 20, 2011, the Company established the 2011 Incentive Stock Plan (the “2011 Plan”) without a vote from the stockholders of the Company.   The 2011 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2011 Plan is administered by the Board of Directors and authorizes the grant of 1,470,588 shares of the Company’s common stock.

On December 21, 2011, the Company established the 2012 Incentive Stock Plan (the “2012 Plan”) without a vote from the stockholders of the Company.   The 2012 Plan provides for the grant of incentive and non-qualified stock options to employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The 2012 Plan is administered by the Board of Directors and authorizes the grant of 1,764,706 shares of the Company’s common stock.

On January 3, 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.17 per warrant share, vesting over three years.  The warrants expire January 3, 2016 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on January 3, 2011 was $0.0476 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

There were no stock options or warrants issued during the year ended December 31, 2012.

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

Outstanding Equity Awards at December 31, 2012

The following tables summarize information concerning outstanding equity awards held by the named executive officers at December 31, 2012.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Unexercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	705,882	None	$0.34	05/15/2015
James Wemett	882,353	None	$0.17	01/03/2016

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	None	None	$0.00	N/A

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2012.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $20,000 for services provided in 2012.   The independent member elected to our board in November of 2010 earned compensation beginning in 2011.  The independent director received 58,824 shares of restricted common stock for joining the board and then earned 58,824 shares of restricted common stock per year, vesting 14,706 at the end of each quarter of 2011 and 2012 (March 31, June 30, September 30 and December 31), for serving as a board member.  All directors are reimbursed for their reasonable expenses incurred in attending all board meetings. Not all of the board members incurred expenses in attending board meetings.

The following table shows compensation earned for the fiscal year ended December 31, 2012 for our director who is not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)		Option Awards ($) (3)		Total ($)
Ruckdäschel, Alexander	$3,000	$	none	$	none	$3,000

(1)	Certain columnar information required by Item 402(k) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2012.

(2)	Each of the independent directors earns up to 58,824 shares of restricted common stock each vesting 14,706 shares at the end of each quarter for 2012 (March 31, June 30, September 30, December 31), for serving as a board member. As of December 31, 2012, only 73,530 shares had been issued, all for 2011 services. The amounts listed under Fees Earned or Paid in Cash represent the earned but not issued shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 1, 2013 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 11 Schoen Place, Sixth Floor, Pittsford, New York 14534. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after April 1, 2013. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3) (4)	1,677,565	0.74%
Alexander Ruckdäschel Director	73,529	0.03%
All Directors and Executive Officers as a group (2 persons) (3) (4)	1,751,094	0.77%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)	Applicable percentage of ownership is based on 224,483,691 shares outstanding on April 1, 2013 together with applicable options for such stockholder. Shares subject to options currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
3)	Includes (i) 30,512 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership (ii) 705,882 warrants to purchase shares of common stock at $0.34 per share and (iii) 882,353 warrants to purchase shares of common stock at $0.17 per share.
4)	Includes currently exercisable options to purchase 58,824 shares of common stock at $0.85 per share held by Technology Innovations, LLC (“TI”). Our current Board member, James Wemett is an equity holder of TI, which previously owned 56.3% of our outstanding common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

During 2012 the Company issued 3,100,000 shares of common stock upon conversion of $3,720 of outstanding principal by Longview Special Finance.  During 2012 the Company issued an aggregate of 11,053,941 shares of our common stock to Platinum in satisfaction of $939,585 of principal due on the 8% Senior Secured Convertible Notes and an aggregate of 5,697,038 shares of our common stock to Platinum in satisfaction of $172,393 of interest due on the 8% Senior Secured Convertible Notes.

During the first quarter of 2013 the Company issued an aggregate of 9,500,000 shares of our common stock to Alpha Capital Anstalt in satisfaction of $10,012 of principal due to Longview on the 8% Senior Secured Convertible Notes. The Company also issued an aggregate of 9,500,000 shares of our common stock to Alpha Capital Anstalt in satisfaction of $8,550 of interest due to Longview on the 8% Senior Secured Convertible Notes

On March 7, 2007, the Company issued a series of warrants, to Platinum, Longview and Platinum Advisors, for the purchase of an aggregate of 1,476,839 shares of our common stock at any time on or before March 7, 2011. The first series of warrants (the “Series A Warrants”) covers the purchase of an aggregate of 671,290 shares of the Company’s common stock at an exercise price of $3.74 per share. The second series of warrants (the “Series B Warrants”) covers the purchase of an additional aggregate of 738,419 shares of the Company’s common stock at an exercise price of $5.61 per share. The third series of warrants (the Series C Warrants”) covers the purchase of 67,129 shares of the Company’s common stock with an exercise price of $3.74 per share. All three series of these warrants expired unexercised during the second quarter of 2011 resulting in the elimination of the liability as of June 30, 2011.

2008 Promissory Notes

On September 29, 2008, the Company entered into a $475,000 Loan and Security Agreement, by and among Platinum Advisors LLC, as agent for the investors. Pursuant to this Loan Agreement, on October 31, 2008, the Company made and delivered to Platinum and to Longview (collectively, the “Lenders”) an 8% Senior Secured Promissory Note Due January 31, 2010. The Notes are convertible into NNAN common stock, with a conversion price of $0.085 that will bear interest at the rate of 8% per annum, with interest payable monthly, in arrears, in freely traded stock or in cash at the election of NNAN. All unpaid interest (and principal) will be due and payable at maturity, on January 31, 2010 and no payments of interest are required prior to January 31, 2009. The Notes are secured on a pari-passu basis with the Company’s existing indebtedness to the Lenders (the “Existing Debt”) and (i) senior to all other current and future indebtedness of the Company, (ii) secured by all of the assets of the Company and each of its subsidiaries and (iii) unconditionally guaranteed by all subsidiaries of the Company.

The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had the original conversion price of $3.74 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.085. This conversion price was triggered as a result of the notes issued on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.  The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new exercise price of $.085 per share.  On September 29, 2008, the Lenders also agreed to cancel warrants to purchase 71,702,945 shares of common stock at $.085 per share in exchange for 5,000,000 shares of preferred stock. These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

2009 Promissory Notes

During 2009, the Company entered into various 8% and 16% Senior Secured Promissory Notes aggregating $181,376 and $74,750, respectively with Platinum and Longview. The 2009 Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was due and payable in full on June 30, 2009 (the maturity date of the notes.) The 2009 Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum payable in cash on June 30, 2009. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The 2009 Promissory Notes contain a provision for a mandatory principal prepayment upon the Company’s receipt of any funds from any source including the receipt of any payment from the State of New York or any other sources. The outstanding principal is payable in full at the earlier of the maturity date (June 30, 2009) or earlier as defined by the mandatory prepayment provision, as described above. These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

Waivers of Default and Forbearance Agreements

The Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Platinum Advisors LLC and Longview Special Finance Inc. on January 31, 2013 (collectively referred to as “the Lenders”) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until April 16, 2013 (for the debt outstanding from Platinum Long Term Growth and Platinum Advisors) and until April 16, 2013 (for the debt outstanding from Longview Special Finance), unless extended by the lenders in their discretion.

On January 31, 2013 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$20,000 8% Senior Secured Promissory Note due January 1, 2011,

$16,923 8% Senior Secured Promissory Note due January 15, 2011,

$51,000 8% Senior Secured Promissory Note due January 15, 2011,

$15,000 8% Senior Secured Promissory Note due June 30, 2011,

$12,750 8% Senior Secured Promissory Note due December 31, 2011,

$15,000 8% Senior Secured Promissory Note due December 31, 2011,

$15,000 8% Senior Secured Promissory Note due December 31, 2011,

$15,000 8% Senior Secured Promissory Note due April 15, 2012,

$15,000 8% Senior Secured Promissory Note due April 15, 2012,

$25,000 8% Senior Secured Promissory Note due June 1, 2012,

$12,000 8% Senior Secured Promissory Note due June 1, 2012,

$15,000 8% Senior Secured Promissory Note due September 1, 2012,

$20,000 8% Senior Secured Promissory Note due September 1, 2012,

$7,000 8% Senior Secured Promissory Note due September 30, 2012,

$13,500 8% Senior Secured Promissory Note due January 31, 2013 and

$12,500 8% Senior Secured Promissory Note due January 31, 2013.

On January 31, 2013 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

On January 31, 2013 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$3,077 Senior Secured Promissory Note due January 15, 2011,

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011,

$2,250 Senior Secured Promissory Note due December 31, 2011,

$24,000 Senior Secured Promissory Note due September 30, 2012,

$2,500 Senior Secured Promissory Note due January 31, 2013 and

$2,500 Senior Secured Promissory Note due January 31, 2013.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Platinum Advisors agreed to forbear from demanding payments defined in these agreements until April 16, 2013.  Longview Special Finance agreed to forbear from demanding payments defined in these agreements until April 16, 2013.

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

After the 2012 reverse split of the Company’s common stock, each share of the Series B Convertible Preferred Stock and each share of Series C Convertible Preferred Stock was convertible into 9.41 shares of the Company’s common stock and voted on an as-converted basis (with each share having 9.41 votes).  As part of the consideration for forbearance agreements in 2012, the conversion rate of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was adjusted to 160 shares per share of preferred (with each preferred share having 160 votes). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

During 2012, Alpha elected to convert 450,000 shares of Series B preferred shares owned by Longview into 4,235,293 common shares at the previously discussed conversion rate of 9.41 common shares per each Series B share and 55,000 shares of Series B preferred owned by Longview into 8,800,000 common shares at the conversion rate of 160 common shares per each Series B share.

During the first quarter of 2013 the Company issued an aggregate of 22,000,000 shares of our common stock to Alpha Capital Anstalt in satisfaction of the conversion of 137,500 Preferred B shares held by Longview.

During 2012, Platinum elected to convert 200,505 shares of their Series C preferred shares into 32,080,963 common shares at the conversion rate of 160 common shares per each Series C share.

During the first quarter of 2013 the Company issued an aggregate of 81,283,520 shares of our common stock to Platinum in satisfaction of the conversion of 508,022 Preferred C shares.

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

During 2011, in transactions with Checklist Boards, LLC, the Company had sales of $8,700 for 84 medical boards. At December 31, 2011, the Company had an outstanding accounts receivable balance of $4,750 from sales of medical boards to this same related party. During 2012, in transactions with Checklist Boards, LLC, the Company had sales of $41,125 for 329 medical boards. At December 31, 2012, the Company had an outstanding accounts receivable balance of $0 from sales of medical boards to this same related party.

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

=

The aggregate fees billed or expected to be billed by for services performed by Freed Maxick CPAs, P.C. (formerly known as freed Maxick & Battaglia CPAs, PC) for the years ended December 31, 2012 and 2011 are as follows:

	2012		2011

Audit Fees		$61,000		$39,000

Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2012 and 2011 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q and 10-QSB.

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

Item 15.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.2	Amended and Restated By-laws of NaturalNano, Inc.	(83)
4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
	NaturalNano, Inc. 2011 Incentive Stock Plan #	(110)
	NaturalNano, Inc. 2012 Incentive Stock Plan #	(118)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)

4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.16.1	Certificate of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series A Preferred Stock	*
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	(55)
	NaturalNano, Inc. 2009 Incentive Stock Plan #	(56)
10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)
10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)

10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	(84)
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	(85)
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal a mount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)
10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)
10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
10.43	Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010	(80)
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance $97,500 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007 (together the “Notes”)	(81)
10.45	Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC, regarding forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes”)	(82)
10.46	Series C Amendment	(57)
10.47	Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.	(60)
10.48	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(61)
10.49	Letter Agreement dated May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.	(62)
10.50	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(63)
10.51	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(64)
10.52	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(58)
10.53	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(59)

10.54	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes")	(65)
10.55	Letter Agreement dated August 31, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009 (the “Notes”).	(66)
10.56	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, and the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 (together the "Notes")	(67)
10.57	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $136,375.98, the 8% Senior Secured Promissory Note, dated as of April 17, 2009, in the original principal amount of $5,000, and the 8% Senior Secured Promissory Note, dated as of May 12, 2009, in the original principal amount of $15,000 (collectively the "Notes")	(68)
10.58	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $34,750 (the "Note") from NaturalNano, Inc. and NaturalNano Research, Inc. (jointly and severally, the "Borrower") to Longview Special Financing, Inc. (the "Lender")	(69)
10.59	Letter Agreement dated as of October 2, 2009 with Platinum Long Term Growth IV, LLC (“Platinum”) to pay Platinum the sum $25,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(70)
10.60	Letter Agreement dated as of October 22, 2009 with Longview Special Finance, Inc. (“Longview”) to pay Longview sum $40,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(71)
10.61	Letter Agreement dated November 10, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, the $136,376 8% Senior Secured Promissory Note, $5,000 due June 30, 2009, $15,000 due June 30, 2009, $25,000 due October 12, 2009.	(72)
10.62	Letter Agreement dated November 12, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010, the $34,750 8% Senior Secured Promissory Note due June 30, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(73)
10.63	Letter Agreement dated November 17, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured promissory notes due March 6, 2009.	(74)
10.63	Form of a Subscription Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(75)
10.64	Form of a Subordinated Secured Convertible Promissory Note, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Borrower.	(76)
16.65	Form of a Common Stock Purchase Warrant, dated as of November 30, 2009 (Right to Purchase 45,000,000 shares of Common Stock of NaturalNano, Inc)	(77)
10.66	Form of a Security Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(78)
10.67	Letter Agreement, dated November 30, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(79)
10.68	Letter Agreement, dated November 30, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(86)
10.69	Letter Agreement, dated March 20, 2010 with Cape One Financial LP regarding their forbearance with respect to the $225,000 10% Subordinated Secured Promissory Note.	(87)
10.70	Letter Agreement, dated November 30, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(88)

10.71	Consent Agreement, dated November 30, 2009, by and between Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc.(“Senior Creditors”) and NaturalNano, Inc. (“Company’) regarding the Senior Creditors’ consent to the issuance by the Company of a subordinate convertible promissory note in the aggregate principal amount of $225,000 (the “Junior Note”), convertible (subject to adjustment) at a conversion price of $.005 per share of Common Stock of the Company.	(89)
10.72	Settlement dated March 17, 2010 from Technology Innovations, LLC in favor of NaturalNano, Inc.	(90)
10.75	Letter Agreement effective as of June 30, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(91)
10.76	Letter Agreement effective as of June 30, 2010 with Pla Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(92)
10.77	8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $3,846.15 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(93)
10.78	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(94)
10.79	Letter Agreement effective as of August 10, 2010 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(95)
10.80	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $16,293 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(96)
10.81	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $3,077 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(97)
10.82	Letter Agreement effective as of October 22, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(98)
10.83	Letter Agreement effective as of October 22, 2010 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(99)
10.85	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(100)
10.86	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(101)
10.87	Letter Agreement effective as of March 15, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(104)
10.88	Letter Agreement effective as of March 15, 2011 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(105)
10.89	Letter Agreement effective as of April 4, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $158,884 (together the “Notes”).	(106)
10.90	Letter Agreement effective as of April 5, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009 and one or more secured bridge notes in the current principal amount of $15,923 (together the “Notes”).	(107)

10.91	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $2,250 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(108)
10.92	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $12,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(109)
10.93	Letter Agreement effective as of June 30, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $186,634 (together the “Notes”).	(111)
10.94	Letter Agreement effective as of June 30, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(112)
10.95	Letter Agreement effective as of June 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(113)
10.96	Letter Agreement effective as of June 30, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.	(114)
10.97	8% Senior Secured Promissory Note dated as of September 21, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(115)
10.98	8% Senior Secured Promissory Note dated as of October 11, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(116)
10.99	Letter Agreement effective as of September 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(117)
10.100	8% Senior Secured Promissory Note dated as of December 1, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(118)
10.101	Letter Agreement effective as of December 8, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $246,634 (together the “Notes”).	(119)
10.102	Letter Agreement effective as of December 8, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(120)
10.103	8% Senior Secured Promissory Note dated as of December 16, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(121)
10.104	Letter Agreement effective as of January 1, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(122)
10.105	Letter Agreement effective as of January 17, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(123)
10.106	8% Senior Secured Promissory Note dated as of February 10, 2012 in the original principal amount of $25,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(124)
10.107	8% Senior Secured Promissory Note dated as of March 5, 2012 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(125)

10.108	8% Senior Secured Promissory Note dated as of April 16, 2012 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(126)
10.109	Letter agreement effective as of April 16, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(127)
10.110	Letter Agreement effective as of April 16, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(128)
10.111	Letter Agreement effective as of April 16 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $283,634 (together the “Notes”).	(129)
10.112	Letter Agreement effective as of April 16, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(130)
10.113	Letter Agreement effective as of June 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(131)
10.114	Letter Agreement effective as of July 16, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $212,673 (together the “Notes”).	(132)
10.115	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $7,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(133)
10.116	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $24,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	(134)
10.117	Letter Agreement effective as of July 25, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(135)
10.118	Letter Agreement effective as of June 15, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(136)
10.119	Letter Agreement effective as of September 30, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(137)
10.120	Letter Agreement effective as of September 30, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $325,634 (together the “Notes”).	(138)
10.121	Letter Agreement effective as of September 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(139)
10.122	Letter Agreement effective as of September 30, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.	(140)

10.123	8% Senior Secured Promissory Note dated as of October 7, 2012 in the original principal amount of $13,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.124	8% Senior Secured Promissory Note dated as of November 15, 2012 in the original principal amount of $12,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.125	8% Senior Secured Promissory Note dated as of November 15, 2012 in the original principal amount of $2,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	**
10.126	Letter Agreement effective as of January 31, 2013 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	**
10.127	Letter Agreement effective as of January 31, 2013 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.128	Letter Agreement effective as of January 31, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $466,049 (together the “Notes”).	**
10.129	Letter Agreement effective as of January 31, 2013 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $82,173.	**
10.130	8% Senior Secured Promissory Note dated as of February 4, 2013 in the original principal amount of $3,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	**
10.131	8% Senior Secured Promissory Note dated as of February 4, 2013 in the original principal amount of $17,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.132	8% Senior Secured Promissory Note dated as of March 6, 2013 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.133	8% Senior Secured Promissory Note dated as of March 14, 2013 in the original principal amount of $25,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.134	8% Senior Secured Promissory Note dated as of March 19, 2013 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.	**
10.135	Assignment of Longview Special Finance interest in 8% Senior Secured Promissory Note dated as of February 19, 2013 to Alpha Capital.	**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick CPAs, P.C.	**
31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Deficiency (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.	**

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed+
**	Filed herewith
#	May be deemed a compensatory plan or arrangement
1.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
2.1	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 3, 2008.
2.2	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 3, 2008.
2.3	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 3, 2008.
2.4	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 3, 2008.
2.5	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 3, 2008.
2.6	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 3, 2008.
4.	Incorporated by reference to Appendix C to Information Statement on Schedule 14C filed November 8, 2005
5.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 5, 2005
6.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2006
7.	Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-KSB for the year ended December 31, 2006
8.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 5, 2005
9.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 5, 2005
10.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2007
11.	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed March 8, 2007
12.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 26, 2007
13.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 10, 2006
14.	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
15.	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 8, 2007
16.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2007
17.	Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed March 8, 2007
18.	Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed March 8, 2007
19.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
20.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 7, 2007
21.	Incorporated by reference to Exhibit 10.1 to Quarterly Report (amended) on Form 10-QSB/A for the period ended March 31, 2006, filed June 26, 2006
22.	Incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
23.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 8, 2007
24.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-QSB for the period ended September 30, 2006
25.	Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-KSB for the year ended December 31, 2006
26.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 28, 2006
27.	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
28.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2006
29.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
30.	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
31.	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 31, 2006
32.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 10, 2006
33.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 10, 2006
34.	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 (No. 333-135667) filed July 10, 2006
35.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 3, 2006
36.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 3, 2006
37.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed March 8, 2007
38.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2007
39.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 8, 2007
40.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 14, 2006
41	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed September 4, 2007
42.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 9, 2007
43.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed December 7, 2007
44.	Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
45.	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005
46.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed December 12, 2007
47.	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 (No. 333-142688) filed October 3, 2007
48.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed August 7, 2008
49.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed August 7, 2008
50.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed August 7, 2008
51.	Incorporated by reference to Exhibit 10.4 to Current Report on form 8-K filed August 7, 2008
52.	Incorporated by reference to Exhibit 10.1 to Current Report on form 8-K filed October 24, 2008
53.	Incorporated by reference to Exhibit 10.2 to Current Report on form 8-K filed November 6, 2008
54.	Incorporated by reference to Exhibit 10.3 to Current Report on form 8-K filed November 6, 2008
55.	Incorporated by reference to Exhibit 4.19 to Quarterly Report on Form 10-Q filed November 19, 2008

56.	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed October 15, 2009
57.	Incorporated by reference to Exhibit 10.42 to Quarterly Report on Form 10-Q filed September 14, 2009
58.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed April 21, 2009
59.	Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K filed May 13, 2009
60.	Incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q filed June 19, 2009
61.	Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-Q filed June 19, 2009
62.	Incorporated by reference to Exhibit 10.48 to Quarterly Report on Form 10-Q filed June 19, 2009
63.	Incorporated by reference to Exhibit 10.49 to Quarterly Report on Form 10-Q filed June 19, 2009
64.	Incorporated by reference to Exhibit 10.50 to Quarterly Report on Form 10-Q filed June 19, 2009
65.	Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-Q filed September 15, 2009
66.	Incorporated by reference to Exhibit 10.54 to Quarterly Report on Form 10-Q filed September 15, 2009
67.	Incorporated by reference to Exhibit 10.55 to Quarterly Report on Form 10-Q filed September 15, 2009
68.	Incorporated by reference to Exhibit 10.56 to Quarterly Report on Form 10-Q filed September 15, 2009
69.	Incorporated by reference to Exhibit 10.57 to Quarterly Report on Form 10-Q filed September 15, 2009
70.	Incorporated by reference to Exhibit 4.21 to Current Report on Form 8-K filed October 2, 2009
71.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 23, 2009
72.	Incorporated by reference to Exhibit 10.58 to Quarterly Report on Form 10-Q filed November 24, 2009
73.	Incorporated by reference to Exhibit 10.59 to Quarterly Report on Form 10-Q filed November 24, 2009
74.	Incorporated by reference to Exhibit 10.60 to Quarterly Report on Form 10-Q filed November 24, 2009
75.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2009
76.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 12, 2009
77.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 12, 2009
78.	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 12, 2009
79.	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 12, 2009
80.	Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed April 15, 2009
81.	Incorporated by reference to Exhibit 10.44 to Annual Report on From 10-K filed April 15, 2009
82.	Incorporated by reference to Exhibit 10.45 to Annual Report on From 10-K filed April 15, 2009
83.	Incorporated by reference to Exhibit 3.(II) to Quarterly Report on Form 10-Q filed on November 14, 2008
84.	Incorporated by reference to Exhibit 10.29 to Quarterly Report on Form 10-Q filed on November 14, 2008
85.	Incorporated by reference to Exhibit 10.30 to Quarterly Report on Form 10-Q filed on November 14, 2008
86.	Incorporated by reference to Exhibit 10.68 to Annual Report on Form 10-K filed April 9, 2010
87.	Incorporated by reference to Exhibit 10.69 to Annual Report on Form 10-K filed April 9, 2010
88.	Incorporated by reference to Exhibit 10.70 to Annual Report on Form 10-K filed April 9, 2010
89.	Incorporated by reference to Exhibit 10.71 to Annual Report on Form 10-K filed April 9, 2010
90.	Incorporated by reference to Exhibit 10.72 to Quarterly Report on Form 10-Q filed on May 17, 2010
91.	Incorporated by reference to Exhibit 10.75 to Quarterly Report on Form 10-Q filed on August 23, 2010
92.	Incorporated by reference to Exhibit 10.76 to Quarterly Report on Form 10-Q filed on August 23, 2010
93.	Incorporated by reference to Exhibit 10.77 to Quarterly Report on Form 10-Q filed on August 23, 2010
94.	Incorporated by reference to Exhibit 10.78 to Quarterly Report on Form 10-Q filed on August 23, 2010
95.	Incorporated by reference to Exhibit 10.79 to Quarterly Report on Form 10-Q filed on August 23, 2010
96.	Incorporated by reference to Exhibit 10.80 to Current Report on Form 8-K filed October 21, 2010
97.	Incorporated by reference to Exhibit 10.81 to Current Report on Form 8-K filed October 21, 2010
98.	Incorporated by reference to Exhibit 10.82 to Quarterly Report on Form 10-Q filed on November 15, 2010
99.	Incorporated by reference to Exhibit 10.83 to Quarterly Report on Form 10-Q filed on November 15, 2010
100.	Incorporated by reference to Exhibit 10.85 to Quarterly Report on Form 10-Q filed on November 15, 2010
101.	Incorporated by reference to Exhibit 10.86 to Quarterly Report on Form 10-Q filed on November 15, 2010
102.	Incorporated by reference to Exhibit 4.23 to Current Report on Form 8-K filed February 18, 2011
103.	Incorporated by reference to Exhibit 4.24 to Current Report on Form 8-K filed February 18, 2011
104.	Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K filed on April 15, 2011
105.	Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K filed on April 15, 2011
106.	Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K filed on April 15, 2011
107.	Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K filed on April 15, 2011
108.	Incorporated by reference to Exhibit 10.91 to Quarterly Report on Form 10-Q filed on May 23, 2011
109.	Incorporated by reference to Exhibit 10.92 to Quarterly Report on Form 10-Q filed on May 23, 2011
110.	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed June 20, 2011
111.	Incorporated by reference to Exhibit 10.93 to Quarterly Report on Form 10-Q filed on August 15, 2011
112.	Incorporated by reference to Exhibit 10.94 to Quarterly Report on Form 10-Q filed on August 15, 2011
113.	Incorporated by reference to Exhibit 10.95 to Quarterly Report on Form 10-Q filed on August 15, 2011
114.	Incorporated by reference to Exhibit 10.96 to Quarterly Report on Form 10-Q filed on August 15, 2011
115.	Incorporated by reference to Exhibit 10.97 to Quarterly Report on Form 10-Q filed on November 14, 2011
116.	Incorporated by reference to Exhibit 10.98 to Quarterly Report on Form 10-Q filed on November 14, 2011
117.	Incorporated by reference to Exhibit 10.99 to Quarterly Report on Form 10-Q filed on November 14, 2011
118.	Incorporated by reference to Exhibit 10.100 to Annual Report on Form 10-K filed on April 16, 2012
119.	Incorporated by reference to Exhibit 10.101 to Annual Report on Form 10-K filed on April 16, 2012
120.	Incorporated by reference to Exhibit 10.102 to Annual Report on Form 10-K filed on April 16, 2012

121.	Incorporated by reference to Exhibit 10.103 to Annual Report on Form 10-K filed on April 16, 2012
122.	Incorporated by reference to Exhibit 10.104 to Annual Report on Form 10-K filed on April 16, 2012
123.	Incorporated by reference to Exhibit 10.105 to Annual Report on Form 10-K filed on April 16, 2012
124.	Incorporated by reference to Exhibit 10.106 to Annual Report on Form 10-K filed on April 16, 2012
125.	Incorporated by reference to Exhibit 10.107 to Annual Report on Form 10-K filed on April 16, 2012
126.	Incorporated by reference to Exhibit 10.108 to Quarterly Report on Form 10-Q filed on May 15, 2012
127.	Incorporated by reference to Exhibit 10.109 to Quarterly Report on Form 10-Q filed on May 15, 2012
128.	Incorporated by reference to Exhibit 10.110 to Quarterly Report on Form 10-Q filed on May 15, 2012
129.	Incorporated by reference to Exhibit 10.111 to Quarterly Report on Form 10-Q filed on May 15, 2012
130.	Incorporated by reference to Exhibit 10.112 to Quarterly Report on Form 10-Q filed on May 15, 2012
131.	Incorporated by reference to Exhibit 10.113 to Quarterly Report on Form 10-Q filed on August 20, 2012
132.	Incorporated by reference to Exhibit 10.114 to Quarterly Report on Form 10-Q filed on August 20, 2012
133.	Incorporated by reference to Exhibit 10.115 to Quarterly Report on Form 10-Q filed on August 20, 2012
134.	Incorporated by reference to Exhibit 10.116 to Quarterly Report on Form 10-Q filed on August 20, 2012
135.	Incorporated by reference to Exhibit 10.117 to Quarterly Report on Form 10-Q filed on August 20, 2012
136.	Incorporated by reference to Exhibit 10.118 to Quarterly Report on Form 10-Q filed on August 20, 2012
137.	Incorporated by reference to Exhibit 10.119 to Quarterly Report on Form 10-Q filed on November 19, 2012
138.	Incorporated by reference to Exhibit 10.120 to Quarterly Report on Form 10-Q filed on November 19, 2012
139.	Incorporated by reference to Exhibit 10.121 to Quarterly Report on Form 10-Q filed on November 19, 2012
140.	Incorporated by reference to Exhibit 10.122 to Quarterly Report on Form 10-Q filed on November 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 11, 2013
James Wemett	(Principal Executive Officer)
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

Signature	Title	Date

/s/ James Wemett	President and Director	April 11, 2013
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

Signature	Title	Date

/s/ Alexander Ruckdäschel	Director	April 11, 2013
Alexander Ruckdäschel

NATURALNANO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NaturalNano, Inc

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

April 11, 2013

NaturalNano, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash	$6,160	$1,732
Accounts Receivable	5,400	11,536
Inventory	19,480	20,593
Prepaid expenses, and other current assets	10,196	10,033
Total current assets	41,236	43,894

Property and equipment, net	-	44,451
Total non-current assets	-	44,451
Total Assets	$41,236	$88,345
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (See Note 3)	$3,893,972	$4,433,557
Accounts payable	502,814	498,080
Accrued expenses	96,343	98,851
Accrued interest	444,131	307,283
Accrued payroll	871,610	736,181
Deferred revenue	100,000	70,000
Registration rights liability	82,489	82,489
Derivative liability	25,732	21,658
Total current liabilities	6,017,091	6,248,099

Other long term liabilities	-	34,000
Total Liabilities	6,017,091	6,282,099
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 142,500 at December 31, 2012 with an aggregate liquidation preference of $310	14,111	-
Series C - issued and outstanding 4,049,495 at December 31, 2012 with an aggregate liquidation preference value of $8,099	153,648	-
Commitments and contingencies (See Note 8)	-	-
Stockholders’ Deficiency
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 647,500 at December 31, 2011 with an aggregate liquidation preference of $1,295	-	648
Series C - issued and outstanding 4,250,000 at December 31, 2011 with an aggregate liquidation preference value of $8,500	-	4,250
Common Stock - $.001 par value 294,117,647 authorized, issued and outstanding 93,200,171 and 23,403,671, respectively	93,200	23,404
Additional paid in capital	21,159,134	19,977,329
Noncontrolling interest in subsidiary	14,264	14,264
Deficit accumulated in development stage	(27,410,212)	(26,213,649)
Total stockholders' deficiency	(6,143,614)	(6,193,754)
Total liabilities and stockholders' deficiency	$41,236	$88,345

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2012	2011
Income:
Revenue	$177,736	$255,416
Cost of goods sold	36,171	117,736
Gross profit	141,565	137,680
Operating expenses:
Research and development	115,100	164,462
General and administrative	368,334	408,216
	483,434	572,678

Loss from Operations	(341,869)	(434,998)

Other income (expense):
Interest expense, net	(381,732)	(376,154)
Net gain (loss) on derivative liability	(4,074)	55,009
Loss on forgiveness/modification of debt	(468,888)	(271,050)
Loss on disposal of assets	-	(3,200)
Loss on impairment of goodwill	-	(80,332)
Income from insurance settlement	-	31,589
Gain on contingent consideration	-	22,107
	(854,694)	(622,031)
Consolidated net loss	$(1,196,563)	$(1,057,029)
Consolidated net loss attributable to non-controlling interest in subsidiary	-	19,061
Consolidated net loss attributable to the controlling interest	$(1,196,563)	$(1,037,968)

Less: Preferred stock conversion inducement	(12,235)	-

Consolidated net loss attributable to the common shareholders	$(1,208,798)	$(1,037,968)

Loss per common share - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding	50,116,924	17,079,560

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2010	12,198,959	$12,199	4,980,000	$4,980	$19,223,525	$(25,175,681)	$33,325	$(5,901,652)
Grant of common stock for services @:
$0.017 to $.051 per share	544,118	544			18,206			18,750
$0.0102 per share	1,411,765	1,412			12,988			14,400
Issuance of common stock as interest payment $ 0.085 per share	7,531,181	7,531			632,619			640,150
Warrant issued for services					11,627			11,627
Shares issued on debt conversion	941,177	941			79,059			80,000
Series B preferred shares converted to common shares	776,471	776	(82,500)	(82)	(695)			-
Net loss for the twelve months ended 12/31/11						(1,037,968)	(19,061)	(1,057,029)
Balance at December 31, 2011	23,403,671	$23,404	4,897,500	$4,898	$19,977,329	$(26,213,649)	$14,264	$(6,193,754)
Grant of common stock for services @:
$0.005 to $.0007 per share	1,764,706	1,765			9,035			10,800
Issuance of common stock as interest payment	9,321,155	9,321			235,563			244,884
Warrant issued for services					11,626			11,626
Shares issued on debt conversion	13,594,382	13,594			969,991			983,585
Series B preferred shares converted to common shares	10,035,294	10,035	(486,250)	(486)	(9,549)			-
Series C preferred shares converted to common shares	5,633,283	5,633	(35,207)	(35)	(5,598)			-
Transfer of preferred shares to temporary equity			(4,376,043)	(4,377)				(4,377)
Post-transfer conversion of 18,750 preferred B shares to common stock	3,000,000	3,000			(2,981)			19
Post-transfer conversion of 165,298 preferred B shares to common stock	26,447,680	26,448			(26,282)			166
Net loss for the twelve months ended 12/31/12						(1,196,563)		(1,196,563)
Balance at December 31, 2012	93,200,171	$93,200	-	$-	$21,159,134	$(27,410,212)	$14,264	$(6,143,614)

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31
	2012	2011
Cash flows from operating activities:
Net loss attributable to controlling interest	$(1,196,563)	$(1,037,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,451	97,526
Amortization of discount on convertible notes	-	1,799
Amortization of deferred financing costs	-	3,815
Non-cash gain on forgiveness of debt	(4,679)	(38,950)
Fair value adjustment of derivative liabilities	4,074	(55,009)
Issuance of stock for services	10,800	33,150
Issuance of stock for interest	244,884	640,150
Issuance of warrants for services	11,626	11,627
Loss on impairment of goodwill	-	80,332
Loss on disposal of asset	-	3,200
Loss on modification of debt	473,567	310,000
Gain on contingent liability	-	(22,107)
Loss in non-controlling interest in subsidiary	-	(19,061)
Changes in operating assets and liabilities:
Decrease (increase) in inventory	1,113	(3,855)
Decrease in accounts receivable	6,136	2,158
Decrease (increase) in other current assets	(163)	6,379
(Decrease) increase in accounts payable, accrued payroll and accrued expenses	279,182	(135,045)
Increase (decrease) in deferred revenue	-	(2,270)
Decrease in other liability	(4,000)	(6,000)
Net cash used in operating activities	(129,572)	(130,129)
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	134,000	125,000
Proceeds from unsecured Promissory Note	-	21,080
Payment on unsecured Promissory Note	-	(21,080)
Net cash provided by financing activities	134,000	125,000
Decrease in cash and cash equivalents	4,428	(5,129)
Cash and cash equivalents at beginning of period	1,732	6,861
Cash and cash equivalents at end of period	$6,160	$1,732

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$-	$5,671

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$983,585	$80,000
Conversion of preferred shares into common shares	$45,116	$13,200

See notes to consolidated financial statements

NaturalNano, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

During the fourth quarter of 2011, the Company determined that the relationship with Combotexs was not operating in the manner it was intended. The sales were not to the volume expected and the continued operations, as structured, were not sustainable. During the month of December 2011, the board of directors authorized the Company CEO to wind down the operations of Combotexs resulting in a write down of assets and the inventory revalued and assumed by NaturalNano. No further activity has occured with Combotexs since December 31, 2011 and the entity is expected to be legally dissolved in 2013.

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. NaturalNano will continue to outsource the manufacture of the boards to a third-party and then re-sell them to the new company. Accordingly, the Company will still have continuing cash flows from the medical board business in 2012 and beyond.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2012 of $1,196,563 and had negative working capital of $5,975,855 and a stockholders' deficiency of $6,143,614 at December 31, 2012. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2012 the company owed $4,338,103 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 3). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2012 and 2011 no allowance for doubtful accounts was considered necessary.

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

Property and equipment, at cost, consists of the following:

	2012	2011	Useful Life

Lab equipment	$564,234	$564,234	5 years
Leasehold Improvements	118,120	118,120	3-15 years
	682,354	682,354
Accumulated depreciation and amortization	(682,354)	(637,903)

Net property and equipment	$-	$44,451

Goodwill

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination.  Goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company performed annual assessments beginning in 2011 for the goodwill that resulted from the 2010 business combination. Due to the inability to estimate consistent cash flows going forward on the Medical Boards business at December 31, 2011, the full amount of goodwill, $80,332 was charged off as a loss on impairment in the fourth quarter of 2011.

Accrued Payroll

The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts contractually owed to employees.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2012 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Tax Rebate from the State of New York

During the year ended December 31, 2011 the Company received a QETC Facilities, Operations, and Training tax rebate (“QETC rebate”) from the State of New York of $60,073 related to the tax year ended December 31, 2009. All such amounts are recorded as a reduction in general and administrative expenses in the period they are received. There were no such transactions during the year ended December 31, 2012.

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

As of December 31, 2012 there were 2,961,648,348 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum Long Term Growth, Platinum Advisors, Longview Special Finance and Technology Innovations LLC. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. Additionally, the Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Subsequent to December 31, 2012, 131,283,520 common shares were issued upon conversion of the instruments noted above which will dilute any potential future earnings.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, and derivative liabilities. Fair values for all instruments except for derivative liabilities and convertible notes payable were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the derivative liabilities is discussed further in Note 6. The fair value of the Company’s convertible notes payable is estimated be less than the carrying value at December 31, 2012 based upon overall value of the company, lack of authorized shares underlying the conversion of the instruments, and the lack of liquid market for the volume of shares issuable upon conversion of the entire outstanding balance.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

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

3.   NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	December 31, 2012	December 31, 2011
Senior Secured Convertible Notes	3,134,415	3,819,000
Senior Secured Promissory Notes	508,557	374,557
Subordinated Secured Convertible Note at Face Value	251,000	240,000
Total	$3,893,972	$4,433,557

Seinor Secured Convertible Notes and Senior Secured Promissory Notes

As of December 31, 2012, the balance sheet reflects a current liability of $3,642,972 ($4,193,557 at December 31, 2011) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,064,049 through April 16, 2013. Longview Special Finance has granted a waiver of default on their outstanding principal of $578,923 through April 16, 2013.

The Loan and Security Agreement and the related underlying convertible notes issued in accordance with the Initial Note agreement had the original conversion price of $3.74 (as cited in the March 7, 2007 agreement) which was adjusted to a conversion price of $0.085 in accordance with the anti-dilution provisions of this loan and security agreement. This conversion price adjustment was triggered as a result of the issuance of the 2008 Promissory Notes (described below) on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants. As compensation for forbearance from the lenders in 2012, the conversion rate was further adjusted to 75% of the lowest VWAP for the 1, 5 or 10 days immediately prior to the conversion.

During 2012 and 2011 respectively, the Company issued 3,100,000 and 411,765 shares of common stock to Alpha Capital Anstalt upon conversion of $3,720 and $35,000 of outstanding principal due on the 8% Senior Secured Convertible Notes held by Longview Special Finance. During 2012 the Company issued an aggregate of 11,053,941 shares of our common stock to Platinum in satisfaction of $939,585 of principal and an aggregate of 5,697,038 shares of our common stock to Platinum in satisfaction of $172,393 of interest due on the 8% Senior Secured Convertible Notes. During 2011 the Company issued an aggregate of 6,736,040 shares of our common stock to Platinum in satisfaction of $572,563 of interest due on the 8% Senior Secured Notes. During 2011, the Company issued 588,235 shares of common stock to Geneva Financial (“Geneva”) upon conversion of $50,000 of outstanding interest owed to Platinum on the 8% Senior Secured Convertible Notes.

The Initial Notes March 7, 2007

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represented an aggregate of 895,054 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $3.74 per share at the time of the agreement.

Loan and Security Agreement with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

Pursuant to the Purchase Agreement, the Company issued $3,250,000 face amount of 8% Senior Secured Promissory Notes (the “Notes”) to Platinum and Longview. The holders of the Notes may elect to convert the Notes at any time into shares of the Company’s common stock at an original price of $3.74 per share (the “Conversion Price”). The Notes contain anti-dilution protection that will automatically adjust the Conversion Price should the Company issue equity or equity-linked securities (with certain specified exceptions including option grants made in accordance with the Company’s existing benefit plans) at a price per common share below the Conversion Price to the price at which the Company issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 when the Conversion Price was modified to $0.085.

Interest on the outstanding principal amount under the Notes is payable quarterly at a rate of 8% per annum, payable at the Company’s option in cash or in shares of its common stock registered for resale under the Securities Act of 1933 (the “Securities Act”). If the Company elects to make an interest payment in common stock, the number of shares issuable will be based upon 85% of the 20-day trailing volume weighted average price per share as reported on Bloomberg LP (the “VWAP”). Principal on the Notes was originally due and payable on March 7, 2009 and has been extended numerous times to the currently payable date of April 16, 2013 under a forbearance agreement entered into in 2013. If the closing price of the Company’s common stock on the principal market or exchange on which its stock is traded is at least $17.00 for twenty consecutive trading days, it can compel conversion of the Notes at the Conversion Price.

During 2012 the conversion terms for both principal and interest were adjusted to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to conversion.

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

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

 As further consideration, on March 7, 2007 the Company issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 1,303,476 shares of the Company’s common stock. The first series of warrants (the “Series A Warrants”) covered the purchase of an aggregate of 651,738 shares of the Company’s common stock at an exercise price of $3.74 per share. The second series of warrants (the “Series B Warrants”) covered the purchase of an additional aggregate of 651,738 shares of the Company’s common stock at an exercise price of $5.61 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 when the conversion price was modified to $0.085. On September 29, 2008 Platinum and Longview agreed to exchange these warrants for 5,000,000 shares of preferred stock (see Stockholders Equity Note).

Due Diligence Fees and Related Agreements with Platinum Advisors, LLC (the “Agent”)

On March 7, 2007, as consideration for due diligence services in connection with the Purchase Agreement, the Company paid to the Agent a cash fee of $97,500 and issued to that firm (i) a Note (identical in form to the Notes issued to the other investors) in the principal amount of $97,500, (ii) Series A Warrants for the purchase of 19,552 shares of the Company’s common stock at $3.74 per share, (iii) Series B Warrants for the purchase of 86,681 shares of the Company’s common stock at $5.61 per share, and (iv) a warrant (the “Series C Warrant”) for the purchase at any time on or before March 7, 2011 of 67,129 shares of the Company’s common stock at an exercise price of $3.74 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 and the conversion price was modified to $0.085 and the number of warrants was modified to be 9,534,936. As of December 31, 2010 there were 9,534,936 of these warrant rights, held by Platinum Advisors, LLC, to purchase shares of common stock at $0.085 per share. These warrants expired unexercised during the second quarter of 2011 resulting in the elimination of the liability as of June 30, 2011.

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

The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At December 31, 2012 and 2011 the outstanding balance for this obligation was $82,489.

As of the December of 2012, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through April 16, 2013.

September 29, 2008 Senior Convertible Promissory Notes

On September 29, 2008, the Company entered into a Loan and Security Agreement (the “2008 Promissory Notes”), by and among Platinum and Longview allowing for borrowing of up to $2,500,000. During the year ended December 31, 2008, the Company received an aggregate of $475,000 and in turn issued 8% senior secured promissory notes originally due January 31, 2010 to the Lenders and extended multiple times to the current date of April 16, 2013 during the first quarter of 2013.  This agreement provided for additional advances, subject to performance milestones being achieved by the Company. These milestones were not achieved and as a result this agreement was terminated.

The 2008 Promissory Notes are convertible into common stock of the Company at the same 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to conversion as the previously mentioned convertible notes.

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

As of December 31, 2012 and 2011, there is $3,134,415 and $3,819,000 respectively outstanding related to the Initial and 2008 Notes convertible into an aggregate of 1,899,645,455 common shares as of December 31, 2012 upon the conversion of the principal amount of these Notes.

2009 Senior Secured Promissory Notes

During 2009, the Company entered into various Senior Secured Promissory Notes aggregating to $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes were available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on June 30, 2009 (the maturity date of the notes).  These notes have been extended numerous times through forbearance agreements and are now due and payable on April 16, 2013.  The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,415 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

2011 Senior Secured Promissory Notes

During 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $87,750 and $37,250, respectively, with Platinum and Longview (“the 2011 Senior Secured Promissory Notes”). The 2011 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2011 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

2012 Senior Secured Promissory Notes

During 2012, the Company entered into various Senior Secured Promissory Notes aggregating to $105,000 and $29,000, respectively, with Platinum and Longview (“the 2012 Senior Secured Promissory Notes”). The 2012 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2012 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2013.  These notes have been extended through forbearance agreements and are now due and payable on April 16, 2013.

Forbearance

During 2011, various forbearance agreements were entered into between the Company and Platinum, Platinum Advisors and Longview (the lenders) which extended the due dates of all outstanding notes and accrued interest.  As consideration for these forbearances, the lenders will be paid $250,000 which was added to the principal balance of the Initial Notes and resulted in a loss on modification of debt of $250,000 for the year ended December 31, 2011 reported in the statement of operations. During 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, the lenders will be paid $255,000 which was added to the principal balance of the Initial Notes and resulted in a loss on modification of debt of $255,000 for the year ending December 31, 2012 reported in the statement of operations. Also as consideration for forbearance in 2012, the conversion rate of the Initial Notes and 2008 Senior Convertible Promissory Notes was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion and the conversion rate of Preferred B and C shares held by the lenders was adjusted from 9.4:1 to 160:1. The value of the adjustments to the conversion rates of debt and preferred stock (combined with the adjustment to the conversion rate of the Cape One debt described later) was determined to be $163,566 and was recorded as a loss on modification of debt during the year ended December 31, 2012.

Subordinated Secured Convertible Note

Convertible Notes

On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One an accredited investor.  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 2,647,059 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.425 per share.

The 10% Convertible Note had a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.085 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.  During 2011, various forbearance agreements were entered into between Cape One and the Company which extended the due date.  As consideration for these forbearances, Cape One will be paid $60,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $60,000 for the year ended December 31, 2011 reported in the statement of operations. In addition, the interest rate on the outstanding amount during the forbearance periods was adjusted from 10% to 18%. During 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, Cape One will be paid $55,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $55,000 for the year ending December 31, 2012 reported in the statement of operations. Also as consideration for forbearance in 2012, the conversion rate of the note was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion. This note has been extended through forbearance agreements and is now due and payable on June 30, 2013.

During 2012 the Company issued 6,164,559 shares of common stock to Cape One in payment of $44,000 of principal and $44,550 of interest expense obligations on the Subordinated Secured Convertible Note. During 2011 the Company issued 736,318 shares of common stock to Cape One in payment of $45,000 of principal and $17,587 of interest expense obligations on the Subordinated Secured Convertible Notes.

Warrant Agreement and Debt Discount

As further consideration, the Company issued to Cape One 2,647,059 warrants for the purchase of the Company’s common stock any time prior to November 31, 2014 at an exercise price of $0.425 per share.  The Warrant provides for cashless exercise and contains full ratchet and other anti-dilution provisions.  The Warrant is convertible by the Investor into Common Stock at any time during the term of the Warrant (provided that such exercise does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock.

The warrant and conversion terms related to the transaction were considered to be derivatives as a result of the anti-dilution provisions. The fair value of the Cape One derivatives was determined by estimating the total enterprise value of the Company based upon trending the firm value and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.  An option pricing model was then used to allocate $12,603 to the Cape One derivatives, recorded as a note discount.

Debt discount on these notes was amortized using a straight line method and classified as interest during the term of the Notes through the period ending March 4, 2011. The Company has determined the use of the straight-line method for the amortization of the discount is an appropriate effective yield method as required by generally accepted accounting principles as the principal of the note is due in full at maturity, the interest is not compounding and therefore this method appropriately matches the interest expense to the cash flow of the note.  During the years ended December 31, 2012 and 2011, the Company recorded $0 and $1,799 respectively, in amortization expense relating to the discount on the Notes.  This amortization is included as interest expense in the accompanying statement of operations.

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

The Conversion Shares and Warrant Shares granted in connection with the 10% Convertible Note have piggyback registration rights as described in the Subscription Agreement. Except for certain excepted issuances, if during the term of the Note, the Company consummates a certain new equity or financing transaction, the Investor has the right to exchange the Note for securities issued in such new transaction. The Investor is entitled to liquidated damages of $100 per business day for each $10,000 of principal under the Note for Conversion Shares or purchase price of Warrant Shares or the Mandatory Redemption Amount that is not timely paid or delivered or for Unlegended Shares (as defined in the Subscription Agreement) not timely delivered. In addition, the Company may be required to redeem the Conversion Shares at a price per share equal to the greater of 120% or the Unlegended Redemption Amount for failure to deliver Unlegended Shares for 30 days in any 360 day period. The issuances of the Note and Warrant were made pursuant to a private placement under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and/or Rule 506 of Regulation D promulgated under the Act, pursuant to the terms of the Subscription Agreement.

 4.        DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2012 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2012 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 3.)
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 3.)

The fair value of the derivative liabilities as of December 31, 2012 and 2011 are as follows:

Derivative Instrument	December 31, 2012 Derivative Liability	December 31, 2011 Derivative Liability
8% Notes conversion feature	$24,285	$20,531
10% Notes conversion feature	1,447	1,127
Total	$25,732	$21,658

The Company notes that additional derivative liabilities may exist related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstaning instruments as of December 31, 2012, but as the exercise prices for these outstanding options and warrants are significantly in excess of current market prices for the Company’s common stock, the value of and derivative liabilities would be negligible.

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

	2012	2011
Fair value – beginning	$21,658	$76,667
Derivative liability issued	-	-
Loss (gain) recognized	4,074	(55,009)
Fair value – ending	$25,732	$21,658

 5.     INCOME TAXES

Following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31:

The provision (benefit) for income taxes consists of the following:

	2012	2011
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(221,188)	(211,231)
State	(927)	(882)
Total deferred	(222,115)	(212,113)
Less increase (decrease) in valuation allowance	222,115	212,113
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

Individual components of deferred taxes are as follows:

	2012	2011
Deferred tax assets
Net operating loss carry forwards	$4,050,993	$3,911,276
Equity issued for services	1,138,218	1,134,254
Other	475,226	396,792
Total	5,664,437	5,442,322
Less valuation allowance	(5,664,437)	(5,442,322)
Gross deferred tax asset	$-	$-

Deferred tax liabilities
Beneficial Conversion Feature	$-	$-
Gross deferred tax liabilities	$-	$-

Net deferred tax liabilities	$-	$-

The Company has approximately $14,951,000 in federal net operating loss carry-forwards (“NOLs”) available to reduce future taxable income.  These carry-forwards expire at various dates from 2025 through 2032. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carry-forward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with ASC 718 when realized for tax purposes.

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

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2012	2011

Statutory United States federal rate benefit (provision)	34.0%	34.0%
State taxes, net of federal benefit	-	-
Nondeductible Interest Expense	(10.9)	(12.2)
Nondeductible Loss on Debt Modification	(4.7)	-
Impairment of Asset	-	(1.9)
Change in valuation allowance	(18.6)	(20.4)
Nondeductible Stock Based Compensation	-	-
Penalties	-	-
Other	0.2	0.5

Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$760,000	$760,000
Gross increase for tax positions of prior years	-	-
Gross decrease for tax positions of prior years	-	-
Gross increase for tax positions of current year	-	-
Gross decrease for tax positions of current year	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits balance at December 31	$760,000	$760,000

At each of December 31, 2012 and 2011, the total unrecognized tax benefits of $760,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011 the Company recognized no interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2009-2012 generally remain open to examination by major taxing jurisdictions to which the Company is subject. The Company has not filed its federal or state income tax returns for 2011.

6.      STOCKHOLDERS EQUITY

As of December 31, 2012 the Company was authorized to issue up to 294,117,647 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

On September 29, 2008 the Platinum and Longview agreed to exchange detachable warrants (see Note 3) to purchase 71,691,180 shares of common stock of the Company for $0.085 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The conversion rate was reduced to 9.41 as a result of the 2012 reverse split (Note 10), but was subsequently changed back to 160 as part of the consideration related to 2012 forbearance agreements (Note 3). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $310 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $4,099.

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet as of December 31, 2012.

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

During 2011, Alpha Capital Anstalt (“Alpha”) elected to convert 82,500 shares the Series B preferred shares owned by Longview into 776,471 common shares at the previously discussed conversion rate of 9.41 common shares per each Series B share.

During 2012, Alpha elected to convert 450,000 shares of Series B preferred shares owned by Longview into 4,235,293 common shares at the previously discussed conversion rate of 9.41 common shares per each Series B share and 55,000 shares of Series B preferred owned by Longview into 8,800,000 common shares at the conversion rate of 160 common shares per each Series B share.

During 2012, Platinum elected to convert 200,505 shares of their Series C preferred shares into 32,080,963 common shares at the conversion rate of 160 common shares per each Series C share.

Common Stock Issuances

During the twelve months ended December 31, 2012, the Company issued an aggregate of 13,594,382 and 9,321,155 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders (see Notes 3). During the twelve months ended December 31, 2011, the Company issued an aggregate of 941,177 and 7,531,181 shares, respectively of its common stock in satisfaction of principal and interest obligations to its senior debt holders.

During the twelve months ended December 31, 2011, the Company issued an aggregate of 776,471 to Alpha upon their request to convert 82,500 shares of Longview Preferred Series B stock into common shares.

During the twelve months ended December 31, 2012, the Company issued an aggregate of 13,035,294 to Alpha upon their request to convert 505,000 shares of Longview Preferred Series B stock into common shares.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2012 and 2011 respectively, there were common stock warrants outstanding to purchase an aggregate 4,247,059 and 4,261,220 shares of common stock, excluding the warrant shares available to TI which expired in 2011, pursuant to the warrant grant agreements described below.

On January 3, 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share.  The warrants vest over three years, expire January 3, 2016 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on January 3, 2011 was $0.0476 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

 A summary of the status of outstanding warrant plans is presented below:

	2012			2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	4,261,220	$0.34	3.33	15,266,744	$0.85	2.57
Granted during the year	-			882,353	0.17
Cancelled or forfeited	(14,161)	4.42		(11,887,877)	4.86
Warrants outstanding at end of year	4,247,059	$0.37	2.24	4,261,220	$0.34	3.33
Warrants exercisable at end of year	4,247,059	$0.37	2.24	4,261,220	$0.34	3.33

Incentive Stock Plans

Under the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the”2008 Plan”), the 2009 Stock Incentive Plan (the “2009 Plan”), the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan”), officers, employees, directors and consultants may be granted options to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. The plans also provide for the granting of performance-based and restricted stock awards.  The shares of Common Stock underlying the plans are reserved by the Company from its authorized, but not issued Common Stock. Such shares are issued by the Company upon exercise by any option holder pursuant to any grant of such shares. The Plans are authorized to grant awards as follows: the 2005 Plan is authorized to grant up to 823,529 share unit awards, the 2007 Plan is authorized to grant up to 1,000,000 share unit awards, and the 2008 Plan is authorized to grant up to 47,058,824 unit share awards. The 2009 Plan is authorized to grant up to 1,176,471 share unit awards. The 2011 Plan is authorized to grant up to 1,470,588 share unit awards. The 2012 Plan is authorized to grant up to 1,764,706 share unit awards.

Employee stock compensation expense was $0 for the twelve months ended December 31, 2012 and for the twelve months ended December 31, 2011.  No option grants were made in 2012 or 2011.

A summary of the status of outstanding incentive stock plans is presented below:

	2012			2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	741,372	$3.57	4.00	745,490	$3.57	4.99
Granted during the year	-			-
Cancelled or forfeited	(18,235)			(4,118)
Options outstanding at end of year	723,137	$3.07	3.53	741,372	$3.57	4.00
Options exercisable at end of year	723,137	$3.073	3.53	741,372	$3.57	4.00

As of December 31, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  No incentive stock option awards were exercised in 2012 or 2011.

7.     CREDITOR CONCESSIONS

During the years ended December 31, 2012 and December 31, 2011, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of agreements completed, liabilities of $4,679 and $73,950 respectively were satisfied for revised payment terms of $0 and $35,000 respectively, resulting in a gain on forgiveness of debt of $4,679 and $38,950 respectively. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

8.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations

The Company leases approximately 9,200 square feet in Rochester, NY for laboratory space.  The lease is a month-to-month agreement at $2,000 per month with no targeted end date. Total rent expense for the years ended December 31, 2012 and 2011 was $24,000 and $24,000 respectively.

The Company’s corporate operations are currently conducted from office space located at 11 Schoen Place in Pittsford, New York. There is no signed lease agreement and the cost of rent for calendar year 2012 and 2011 was $0 and $9,325 respectively.

Commitments

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2012. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the years ended December 31, 2011 and December 31, 2012 is as follows:

	Nanotechnology		Medical Boards		Consolidated

	For the years ended		For the years ended		For the years ended
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011

Segment profit (loss) from operations	$(357,796)	$(433,269)	$15,927	$(1,729)	$(341,869)	$(434,998)
Revenues from external customers	$136,611	$83,305	$41,125	$172,111	$177,736	$255,416
Revenues from intersegment sales	$-	$14,760	$-	$-	$-	$14,760
Interest expense and amortization of debt discount	$381,887	$376,153	$-	$-	$381,887	$376,153
Depreciation and amortization	$44,451	$96,566	$-	$960	$44,451	$97,526
Significant non-cash items:
Equity based payments	$10,800	$33,250	$-	$-	$10,800	$33,250
Gain on extinguishment of debt	$4,679	$38,950	$-	$-	$4,679	$38,950
Gain on contingent consideration	$-	$-	$-	$22,107	$-	$22,107
Impairment of Goodwill	$-	$-	$-	$(80,332)	$-	$(80,332)
Loss on modification of debt	$473,567	$-	$-	$-	$473,567	$-

Total Assets - As of December 31, 2012, the Company had total assets of approximately $41,236 ($88,345 at December 31, 2011) of which approximately $38,495 ($82,404 at December 31, 2011) was for Nanotechnology and approximately $2,741 ($5,941 at December 31, 2011) was for Medical Boards.

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

Major Customers - During the years ended December 31, 2012 and 2011, the Company derived 59% and 27% respectively of its revenue from one customer, which is included in the Nanotechnology operating segment. Also in 2012, the Company derived approximately 11% of its revenue from another customer, which is included in the Nanotechnology operating segment. Additionally, in 2012 the company derived 23% of its revenue (100% of medical board revenue) from a related party.

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

The Company’s authorized shares immediately prior to the Reverse Stock Split totaled 5,000,000,000. These were adjusted to 294,117,647. The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 732,073,557. These were adjusted to 43,063,150 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on June 14, 2012. Share, per share, and stock option amounts for all periods presented within this annual report on Form 10-K and the December 31, 2011 Balance Sheet amounts for common stock and additional paid-in-capital have been retroactively adjusted to reflect the Reverse Stock Split.

11.     RELATED PARTY TRANSACTIONS

Unsecured loans from CEO

During 2011, the Company CEO made several unsecured loans to provide working capital totaling $21,080. All of these loans have been repaid, with zero interest, as of December 31, 2011. There were no such loans in 2012.

Inventory purchases

During 2011, in transactions related to the dissolution of the Combtexs entity, the Company purchased $1,016 of Medical Board parts inventory from Combotexs. The Company will resell this inventory as part of finished Medical Boards.

Sales to related party

During 2012, in transactions with a related party of which the Company CEO is an owner, the Company had sales of $41,125 for 329 medical boards. During 2011, the same related party the Company had sales of $8,700 for 84 medical boards. At December 31, 2012 and 2011, the Company had an outstanding accounts receivable balance of $0 and $4,750 respectively from sales of medical boards to this same related party.

12.     SUBSEQUENT EVENTS

Grants of warrants

Subsequent to December 31, 2012 and prior to the filing of this report, the board of directors voted in favor of the following grants:

•	15,000,000 warrants to purchase common stock at $0.0014/share vested immediately beginning February 26, 2013 for James Wemett.
•	7,500,000 warrants to purchase common stock at $0.0014/share vested immediately beginning February 26, 2013 for Paul LeFrois.
•	3,000,000 warrants to purchase common stock at $0.0014/share vested immediately beginning February 26, 2013 for David Lubin.
•	3,000,000 warrants to purchase common stock at $0.0014/share vested immediately beginning February 26, 2013 for Alexander Ruckdaeschel.

Common Stock Issued

Subsequent to December 31, 2012 and prior to the filing of this report, the Company issued 131,283,520 common shares as follows:

•	81,283,520 shares to Platinum Long Term Growth IV in conversion of 508,022 Preferred C shares.
•	9,000,000 shares to CapeOne Financial in payment of $8,775 of interest on the 10% Subordinated Secured Convertible Promissory Agreement.
•	9,500,000 shares to Alpha Capital in payment of $8,550 of interest on the 8% Senior Secured Promissory Note held by Longview.
•	22,000,000 shares to Alpha Capital in conversion of 137,500 Preferred B shares that are held by Longview Special Finance.
•	9,500,000 shares to Alpha Capital in payment of $10,012 of principal on the 8% Senior Secured Promissory Note held by Longview.

Assignment Agreement

Subsequent to December 31, 2012 and prior to the filing of this report, the Company received notice that Longview assigned all of its ownership interest in the principle and interest for the 8% Senior Secured Promissory Notes to Alpha Capital.

8% Senior Secured Promissory Notes

On February 4, 2013, the Company entered into a Senior Secured Promissory Note for $17,500 with Platinum Long Term Growth IV (“Platinum”). On February 4, 2013, the Company entered into a Senior Secured Promissory Note for $3,500 with Longview Special Finance (“Longview”). On March 6, 2013, the Company entered into a Senior Secured Promissory Note for $5,000 with Platinum. On March 14, 2013, the Company entered into a Senior Secured Promissory Note for $25,000 with Platinum. On March 19, 2013, the Company entered into a Senior Secured Promissory Note for $5,000 with Alpha Capital Anstalt (“Alpha”). On April 4, 2013, the Company entered into a Senior Secured Promissory Note for $20,000 with Platinum.  On April 4, 2013, the Company entered into a Senior Secured Promissory Note for $10,000 with Alpha. These 2013 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 3) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2013 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest is due and payable in full on dates ranging from June 30, 2013 to September 30, 2013 (the maturity date of the notes).  The 2013 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum.

On January 31, 2013 the Company and Platinum, Platinum Advisors, LLC and Longview Special Finance entered into forbearance agreements which extended the due date of all outstanding amounts to April 16, 2013.

Subordinated Secured Convertible Note

On January 31, 2013 the Company and Cape One Financial LP entered into a forbearance agreement which extended the due date of the 10% Senior Secured Convertible Note (see Note 3) to June 30, 2013.  As consideration for this forbearance, Cape One will be paid $25,000 which will be added to the principle balance of the note and recorded as a loss on modification of debt during the first quarter of 2013.

