Form 10-Q
period 2013-03-31
NaturalNano, Inc.
filed 2013-05-20
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : March 31, 2013___________________

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:                                  000-49901 ______________________

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

277,030,466 as of May 17, 2013

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$5,183	$6,160
Accounts Receivable	20,900	5,400
Inventory	19,540	19,480
Prepaid expenses and other current assets	9,023	10,196
Total current assets	54,646	41,236

Total non-current assets	-	-
Total Assets	$54,646	$41,236

Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (See Note 2)	$3,969,965	$3,893,972
Accounts payable	491,390	502,814
Accrued expenses	95,288	96,343
Accrued interest	516,928	444,131
Accrued payroll	909,109	871,610
Deferred revenue	100,000	100,000
Registration rights liability (See Note 2)	82,489	82,489
Derivative liability (see Note 4)	35,736	25,732
Total current liabilities	6,200,905	6,017,091
Total Liabilities	6,200,905	6,017,091

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 5,000 and 142,500 respectively with an aggregate liquidation preference of $10 and $310, respectively	194	14,111
Series C - issued and outstanding 3,541,473 and 4,049,495 respectively with an aggregate liquidation preference value of $7,082 and $8,099, respectively	137,274	153,648
Commitments and contingencies (See Note 7)
Stockholder’s Deficiency
Common Stock - $.001 par value 294,117,647 authorized and 224,483,691 and 93,200,171 issued and outstanding, respectively	224,484	93,200
Additional paid in capital	21,088,384	21,159,134
Non-controlling interest in subsidiary	14,264	14,264
Accumulated deficit	(27,610,859)	(27,410,212)
Total stockholders' deficiency	(6,283,727)	(6,143,614)
Total liabilities and stockholders' deficiency	$54,646	$41,236

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2013	2012
Income:
Revenue	$18,898	$43,523
Cost of goods sold	4,358	7,749
Gross profit	14,540	35,774
Operating expenses:
Research and development	14,930	39,385
General and administrative	70,301	95,275
	85,231	134,660

Loss from Operations	(70,691)	(98,886)

Other expense:
Interest expense, net	(90,122)	(98,348)
Net (loss) on derivative liability	(9,834)	-
Loss on modification of debt	(30,000)	(75,000)
	(129,956)	(173,348)

Net loss attributed to controlling interest	$(200,647)	$(272,234)
Loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding	142,840,123	29,744,622

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)
Balance at December 31, 2012	93,200,171	$93,200	-	$-	$21,159,134	$(27,410,212)	$14,264	$(6,143,614)
Series B preferred converted
to Common Stock	22,000,000	22,000			(8,084)			13,916
Series C preferred converted
to Common Stock	81,283,520	81,284			(64,911)			16,373
Warrant issued for services					2,907			2,907
Shares issued on debt conversion	9,500,000	9,500			513			10,013
Shares issued for interest payment	18,500,000	18,500			(1,175)			17,325

Net loss for the quarter ended 03/31/13						(200,647)		(200,647)
Balance at March 31, 2013	224,483,691	$224,484	-	$-	$21,088,384	$(27,610,859)	$14,264	$(6,283,727)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to controlling interest	$(200,647)	$(272,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	21,020
Fair value adjustment of derivative liabilities	9,834	-
Issuance of stock for services	-	10,800
Issuance of warrants for services	3,077	2,907
Loss on modification of debt	30,000	75,000
Changes in operating assets and liabilities:
Increase in inventory	(60)	(1,008)
Increase in accounts receivable	(15,500)	(1,774)
Decrease in other current assets	1,173	1,076
Increase in accounts payable, accrued payroll and accrued expenses	115,141	126,981
Decrease in other liability	-	(1,500)
Net cash used in operating activities	(56,982)	(38,732)
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	56,005	37,000
Net cash provided by financing activities	56,005	37,000
Decrease in cash and cash equivalents	(977)	(1,732)
Cash at beginning of period	6,160	1,732
Cash at end of period	$5,183	$-

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$-	$-
Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$10,013	$652,221
Common stock issued for accrued interest	$17,325	$191,550
Conversion of preferred shares into common shares	$103,284	$40,000

See notes to consolidated financial statements

NaturalNano, Inc.

For the three months ended March 31, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of March 31, 2013 and December 31, 2012 based on rates charged being consistent with current market rates available to the Company.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation and a 51% controlling interest in Combotexs, LLC, a dormant New York limited liability company.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. In the second quarter of 2013, the Company made a decision to cease this segment’s operations (See Note 9 “Subsequent Events”).

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2013 of $200,647 and had negative working capital of $6,146,259 and a stockholders’ deficiency of $6,283,727 at March 31, 2013. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three month periods ending March 31, 2013 and 2012.

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

As of March 31, 2013 and 2012 there were 4,394,378,211 and 92,224,478 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Alpha Capital and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.  NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	March 31, 2013	December 31, 2012
Senior Secured Convertible Notes	$3,124,403	$3,134,415
Senior Secured Promissory Notes	564,562	508,557
Subordinated Secured Convertible Note at Face ValueTotal	281,000	251,000
	$3,969,965	$3,893,972

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of March 31, 2013, notes payable include $3,688,965 ($3,642,972 at December 31, 2012) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Platinum Advisors have granted waivers of default on their outstanding principal balance of $3,081,549 through June 1, 2013. Longview Special Finance has granted a waiver of default on their outstanding principal of $607,416 through June 30, 2013.

The Loan and Security Agreement and the related underlying convertible notes issued in accordance with the Initial Note agreement had the original conversion price of $3.74 (as cited in the March 7, 2007 agreement) which was adjusted to a conversion price of $0.085 in accordance with the anti-dilution provisions of this loan and security agreement. This conversion price adjustment was triggered as a result of the issuance of the 2008 Promissory Notes on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants. As compensation for forbearance from the lenders in 2012, the conversion rate was further adjusted to 75% of the lowest daily volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion.

During the three month period ended March 31, 2013, the Company issued 9,500,000 shares of common stock to Alpha Capital Anstalt upon the conversion of $10,013 of outstanding principal due on the 8% Senior Secured Convertible Notes held by Longview Special Finance. Also during this period the Company issued 9,500,000 shares of common stock to Alpha Capital Anstalt upon the conversion of $8,550 of interest due on the 8% Senior Secured Convertible Notes held by Longview Special Finance.

2013 Senior Secured Promissory Notes

During the first quarter of 2013, the Company entered into various Senior Secured Promissory Notes aggregating to $56,005 with Platinum, Longview and Alpha (“the 2013 Senior Secured Promissory Notes”). The 2013 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2013 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2013 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and are payable in cash as follows: $21,000 due on June 30, 2013, $30,005 due on July 30, 2013 and $5,000 due on September 30, 2013.  These notes have been extended through forbearance agreements and are now due and payable on dates ranging from June 1, 2013 to September 30, 2013.

Forbearance

During the three month periods ended March 31, 2012, the Company entered into various forbearance agreements between the Company and Platinum, Platinum Advisors and Longview (the lenders) which extended the due dates of all outstanding notes and accrued interest.  As consideration for these forbearances, the lenders will be paid $50,000 which was added to the principal balance of the Initial Notes and resulted in a loss on modification of debt of $50,000 for the three month period ended March 31, 2012 and is reported in the statement of operations.

Subordinated Secured Convertible Note

Convertible Notes

On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One an accredited investor.  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 2,647,059 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.425 per share. The balance of this note as of March 31, 2013 is $281,000, a net result of increases as consideration for forbearance and conversions of principal.

The 10% Convertible Note had a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.085 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.  The company has entered into various forbearance agreements between Cape One and the Company which extended the due date of the outstanding principal and interest.

During three month periods ended March 31, 2013 and 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, Cape One will be paid $55,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $30,000 and $25,000 for the three month periods ended March 31, 2013 and 2012, respectively, as reported in the statement of operations. In consideration for forbearance in 2012, the conversion rate of the note was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion. This note has been extended through forbearance agreements and is now due and payable on June 30, 2013.

During three month period ended March 31, 2013, the Company issued 9,000,000 shares of common stock to Cape One in payment of $8,775 of interest expense obligations on the Subordinated Secured Convertible Note.

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

As of March 31, 2013, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company forbearance agreements related to this default through dates ranging from June 1, 2013 to September 30, 2013. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At March 31, 2013 and December 31, 2012 the outstanding balance for this obligation was $82,489.

3.     SEGMENT INFORMATION

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

Medical Boards	Production of Error Prevention/Safety Checklist Boards for sale to a related party. In the second quarter of 2013, the Company made a decision to cease this segment’s operations (See Note 9 “Subsequent Events”).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in Nanotechnology, other than direct expense of Combotexs.  Approximate information concerning the Company’s operations by reportable segment as of and for the three months ended March 31, 2013 and March 31, 2012 is as follows:

	Nanotechnology		Medical Boards				Consolidated
	For the three months ended		For the three months ended				For the three months ended
	March 31,		March 31,				March 31,
	2013	2012	2013		2012		2013	2012
Segment profit (loss) from operations	$(79,784)	$(105,465)		$9,093		$6,579	$(70,691)	$(98,886)
Revenues from external customers	$5,898	$31,273		$13,000		$12,250	$18,898	$43,523
Revenues from intersegment sales	$-	$-	$		$		$-	$-
Interest expense and amortization of debt discount	$90,122	$98,348		$-		$-	$90,122	$98,348
Depreciation and amortization	$-	$21,020		$-		$-	$-	$21,020
Significant non-cash items:
Equity based payments	$3,077	$13,707		$-		$-	$3,077	$13,707
Loss on modification of debt	$30,000	$75,000		$-		$-	$30,000	$75,000
Identifiable Assets	$37,534	$54,970		$17,112		$12,329	$54,646	$67,299

Geographic Areas - The Company had no revenue and no long-lived assets in any country other than the United States for any period presented.

4.  DERIVATIVE LIABILITY

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

The Company’s derivative liabilities as of March 31, 2013 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the 10% Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.

•	The 882,353 warrant shares granted to the CEO of the Company at an exercise price of $0.17 per share in January 2011 which vest over three years, for which the value is not material.
•	The 28,500,000 warrants granted to the CEO of the Company and to three independent contractors at an exercise price of $0.0014 per share on February 26, 2013 which vested upon grant, for which the value is not material.

The fair value of the derivatives is as follows:

Derivative Liability	March 31, 2013	December 31, 2012
8% Notes conversion feature	$29,754	$24,285
10% Notes conversion feature	5,982	1,447
Total	$35,736	$25,732

The increase in the fair value of the derivative liability of $9,834 was recognized as a loss on change in derivative liability in the statement of operations for the three months ended March 31, 2013. The remaining $170 increase was recorded in general and administrative expenses in the statement of operations for the three months ended March 31, 2013 and is associated with the value of warrants issued in February 2013 (see Note 5).

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The derivative liability was determined utilizing Level 3 inputs.

5.  STOCKHOLDERS EQUITY

As of March 31, 2013 the Company was authorized to issue up to 294,117,647 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

On September 29, 2008 Platinum and Longview agreed to exchange detachable warrants to purchase 71,691,180 shares of common stock of the Company for $0.085 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The conversion rate was reduced to 9.41 as a result of the 2012 reverse split (Note 8), but was subsequently changed back to 160 as part of the consideration related to 2012 forbearance agreements (Note 2). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $10 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $7,083.

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet as of December 31, 2012.

During the first quarter of 2013, Alpha elected to convert 137,500 shares of Series B preferred shares owned by Longview into 22,000,000 common shares at the conversion rate of 160 common shares per each Series B share.

During first quarter of 2013, Platinum elected to convert 508,022 shares of their Series C preferred shares into 81,283,520 common shares at the conversion rate of 160 common shares per each Series C share.

Common Stock Issuances

During the three months ended March 31, 2013, the Company issued an aggregate of 18,500,000 shares in satisfaction of $8,550 of interest obligations to Alpha Capital and $8,775 of interest obligations to Cape One. Also during this period, the Company issued an aggregate of 9,500,000 shares of its common stock in satisfaction of $10,013 of principal obligations to Alpha Capital.

During the three months ended March 31, 2012, the Company issued an aggregate of 2,253,529 shares of its common stock in satisfaction of interest obligations to its senior debt holders. During the first quarter of 2012, the Company issued an aggregate of 1,764,706 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $10,800.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2013 and December 31, 2012 there were common stock warrants outstanding to purchase an aggregate 32,747,059 and 4,247,059 shares, respectively, of common stock pursuant to the warrant grant agreements summarized below.

On February 26, 2013 the Company issued warrants to purchase common stock to certain consultants, the Company’s CEO and the Company’s sole board member. These warrants (summarized below) grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the grant date, expire February 26, 2023 and contain a cashless exercise provision. The fair value of the warrants was determined by estimating the total enterprise value of the Company based upon trending the firm value and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.

Warrant grants made during the first quarter of 2013 are as follows:

•	15,000,000 James Wemett CEO
•	7,500,000 Paul LeFrois Consultant
•	3,000,000 David Lubin Consultant
•	3,000,000 Alexander Ruckdaeschel Board Member

A summary of the outstanding warrants is presented below:

	2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2013	4,247,059	$0.37	2.24
Granted during the year	28,500,000	0.0014	9.92
Cancelled or forfeited	-
Warrants outstanding at March 31, 2013	32,747,059	$0.05	8.90
Warrants exercisable at March 31, 2013	32,747,059	$0.05	9.02

6.  INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below at March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2013	723,137	$3.07	3.53
Granted/Exercises/Cancelled/Forfeited	(14,117)
Options outstanding at March 31, 2013	709,020	$3.57	2.88

Options exercisable at March 31, 2013	709,020	$3.57	2.88

All compensation costs for the above options have been previously recognized in operations.

7.  COMMITMENTS and CONTINGENCIES

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

8. REVERSE STOCK SPLIT

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

The Company’s authorized shares immediately prior to the Reverse Stock Split totaled 5,000,000,000. These were adjusted to 294,117,647. The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 732,073,557. These were adjusted to 43,063,150 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on June 14, 2012. Share, per share, and stock option amounts for all periods presented within this quarterly report on Form 10-Q for common stock and additional paid-in-capital were retroactively adjusted to reflect the Reverse Stock Split.

9.   SUBSEQUENT EVENTS

On May 10, 2013, the Company filed a Certificate of Dissolution for Combotexs, LLC with the state of New York. Combotexs, LLC, which the Company holds a 51% interest in, has been dormant since December 2011.

Subsequent to March 31, 2013 and prior to the filing of this report, the following items occurred:

Promissory Notes

•	On April 4, 2013, the Company borrowed $20,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2013.
•	On April 4, 2013, the Company borrowed $10,000 from Alpha Capital pursuant to the terms of a Senior Secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable on September 30, 2013.
•	On April 16, 2013, the Company and Platinum Advisors entered into a forbearance agreement which altered the due date of the Senior Secured Promissory Note to June 1, 2013.
•	On April 16, 2013, the Company and Platinum Long Term Growth IV entered into a forbearance agreement which altered the due date of the 8% Senior Secured Promissory Note to June 1, 2013.
•	On May 1, 2013, the Company and Platinum Advisors entered into an assignment agreement with Merit Consulting, LLC (“Merit”) such that the 8% Senior Secured Promissory Note dated March 6, 2007 between Platinum Advisors and the Company is now payable to Merit.

Preferred Stock conversions to Common Stock

•	On April 16, 2013 Platinum Long Term Growth IV, LLC elected to convert 56,229 shares of their Series C preferred shares into 8,996,640 common shares at the conversion rate of 160 common shares per each Series C share.

Principal and Interest conversions to Common Stock

•	On April 11, 2013, the Company issued an aggregate of 8,000,000 shares of its common stock in satisfaction of $6,000 in interest obligations to Alpha Capital.
•	On April 29, 2013, the Company issued an aggregate of 11,500,000 shares of its common stock in satisfaction of $9,487 in interest obligations to Alpha Capital.
•	On May 7, 2013, the Company issued an aggregate of 12,050,135 shares of its common stock in satisfaction of $10,845 in interest obligations to Merit Consulting, LLC.
•	On May 7, 2013, the Company issued an aggregate of 12,000,000 shares of its common stock in satisfaction of $9,900 in principal obligations to Cape One.

In the second quarter of 2013, the Company ceased production of Error Prevention/Safety checklist Boards (the Medical Board business segment) for sale to a related party. The business segment was not generating enough income to offset the efforts of production and the accounting expenses. There will be no significant effect to the balance sheet or statement of operations going forward. The second quarter of 2013 financial statements will reflect the discontinued operations. No material gain or loss is expected from the discontinuance.

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

General

Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. In our other area of focus, the Company will design, manufacture and sell customer designed error prevention/safety checklist boards to a related party which markets and sells the boards. In the second quarter of 2013, the Company made a decision to cease its Medical Board segments operation (See Note 9 “Subsequent Events”).

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2013 of $200,647 and had negative working capital of $6,146,259 and a stockholders’ deficiency of $6,253,727 at March 31, 2013. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from this uncertainty.

As of March 31, 2013, the Company had $3,688,965 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Platinum Advisors and Longview Special Financing, Inc. (“Longview”). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and March 31, 2013. Platinum and Platinum Advisors have granted waivers of default, extended the due dates of all the outstanding principal balances to June 1, 2013 and waived the application of the 16% default interest rate. Additionally Platinum and Platinum Advisors waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Longview has granted waivers of default, extended the due dates of all the outstanding principal balances to June 30, 2013, and waived the application of the 16% default interest rate. Additionally, Longview waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of March 31, 2013 the Company had $281,000 in principal that was outstanding and due under the terms of the Convertible Note with Cape One. Through a series of forbearance agreements, the Convertible Note matures and all outstanding principal is due and payable on June 30, 2013.

As of March 31, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 to the consolidated financial statements for lenders waivers and maturity extensions received from the lenders.

Operating activities

Net cash used in operating activities in the three months ended March 31, 2013 and 2012 was $56,982 and $38,732, respectively. The net loss generated in the first three months of 2013 was $71,587 less than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to continue to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2013 to be equal if not slightly less than the 2012 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss to the cash used in operations aggregated $42,911 in the first three months of 2013 versus $109,727 in first three months of 2012. The change in these non-cash items reflects decreases in Depreciation expense in 2013, and a reduction in the Loss on modification of debt and the impact of common shares issued in 2012 for services that did not recur in the first quarter of 2013.

Investing activities

No cash was used in investing activities in the three months ended March 31, 2013 or 2012.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2013 and 2012 was $56,005 and $37,000, respectively. The cash flows from financing activities in the three months of 2013 include the receipt of an aggregate of $47,500 in proceeds from Platinum Long Term Growth IV and $8,505 in proceeds from Alpha. The cash flows from financing activities in the three months of 2012 reflect a receipt of $37,000 in proceeds from Platinum Long Term Growth IV.

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

Refer to the Company’s December 31, 2012 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the first three months ended March 31, 2013.

Comparison of Statement of Operations for the three months ended March 31, 2013 and 2012

Revenue and Gross Profit

During the three months ended March 31, 2013 and 2012, the Company recorded $18,898 and $43,523, respectively in consolidated revenue. First quarter 2013 revenue included $5,898 from shipments of Nanotechnology products and $13,000 from Medical Board products. Consolidated cost of goods sold was $4,358 and $7,749 for the shipments completed in the respective quarters. Gross margin of $14,540 and $35,774 was realized for the three months ended March 31, 2013 and 2012, respectively.

The reduction in the Nanotechnology products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized in the three months ended March 31, 2013 was 77% compared to 82% for three months ended March 31, 2012. The variance is attributable to the increase in shipments of Medical Boards products, which have a lower margin than Nanotechnology products. In the second quarter of 2013, the Company made a decision to cease the Medical Board segment operations (See Note 9 “Subsequent Events”).

	For the three months ended		Variance
	March 31,		increase
Sales, Cost of Goods, and Gross Margin	2013	2012	(decrease)
Nanotechnology products, Sales	$5,898	$31,273	$(25,375)
Medical Boards, Sales	13,000	12,250	750
	18,898	43,523	(24,625)
Nanotechnology cost of goods	451	2,078	(1,627)
Medical Boards cost of goods	3,907	5,671	(1,764)
Consolidated Gross Margin	$14,540	$35,774	$(21,234)

Operating Expenses

Research and development expenses for the three months ended March 31, 2013 were $14,930 compared to $39,385 for the three months ended March 31, 2012.  The reduction in costs is primarily attributed to the reduction in depreciation due to the life of several long lived assets. Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2013	2012	(decrease)
Consulting services	$6,443	$5,200	$1,243
Patent costs	134	2,812	(2,678)
Depreciation	-	21,020	(21,020)
Rent & utilities	8,296	8,354	(58)
All other	57	1,999	(1,942)
	$14,930	$39,385	$(24,455)

Total general and administrative expenses for the three months ended March 31, 2013 was $70,301 as compared to expenses of $95,275 for the three months ended March 31, 2012. The decrease is a result of a combination of activities that changed year over year. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	March 31,		Increase
General and Administrative	2013	2012	(decrease)
Salaries & benefits	$43,596	$48,187	$(4,591)
Consulting Services	6,956	13,061	(6,105)
Legal & professional fees	4,000	17,000	(13,000)
Insurance expense	1,174	1,076	98
Shareholder and Board expense	6,722	5,387	1,335
State tax	1,049	1,109	(60)
All other	6,804	9,455	(2,651)
	$70,301	$95,275	$(24,974)

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the three months ended		Variance
	March 31,		increase
Other (Expense) Income	2013	2012	(decrease)
Interest to Senior convertible and promissory notes	$(77,872)	$(88,118)	$(10,246)
Interest to 10% Subordinated Secured Convertible Notes	(12,250)	(10,230)	2,020
	$(90,122)	$(98,348)	$(8,226)
Net (loss) gain on derivative liability	$(9,834)	$-	$9,834

Gain (loss) on forgiveness/modification of debt	$(30,000)	$(75,000)	$(45,000)

The overall decrease in interest expense for the first quarter of 2013 as compared to the first quarter of 2012 is due to conversions of outstanding principal to common stock during 2012 being greater than additions to principal through new notes or forbearance consideration.

The loss on derivative liability in the first quarter of 2013 is the result of updated valuations performed for the Company on instruments that, due to the Company’s current number of authorized common shares being insufficient, result in derivative liabilities. As of March 31, 2012 the Company had sufficient shares to satisfy conversion of all outstanding instruments.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. During the three months ended March 31, 2013 $30,000 was added to the outstanding principal owed to Cape One in exchange for forbearance. During the three months ended March 31, 2012, $50,000 was added to the outstanding principal owed to Longview and $25,000 was added to the outstanding principal owed to Cape One in exchange for forbearance.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

I.	During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Cape One as specified under the terms and conditions of the 10% Subordinated Secured Convertible Promissory Note. These shares were converted at $0.000975 per share reflecting satisfaction in interest payments on the outstanding notes.

March 14, 2013 9,000,000 shares in satisfaction of $8,775 in interest payments

During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.0009 per share reflecting satisfaction in interest payments on the outstanding notes.

March 20, 2013 9,500,000 shares in satisfaction of $8,550 in interest payments

II.	During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.00135 and $0.000975 per share, respectively, reflecting satisfaction in principal payments on the outstanding notes.

February 20, 2013 2,000,000 shares in satisfaction of $2,700 in principal payments at $0.00135 per share

February 27, 2013 7,500,000 shares in satisfaction of $7,313 in principal payments at $0.000975 per share

III.	During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the Preferred B shareholder agreement held by Longview Special Finance. These shares were converted at 160 shares for each preferred share:

January 7, 2013 3,000,000 shares in conversion of 18,750 shares of Preferred B shares

January 28, 2013 3,000,000 shares in conversion of 18,750 shares of Preferred B shares

February 8, 2013 3,000,000 shares in conversion of 18,750 shares of Preferred B shares

February 15, 2013 8,000,000 shares in conversion of 50,000 shares of Preferred B shares

February 20, 2013 5,000,000 shares in conversion of 31,250 shares of Preferred B shares

IV.	During the first quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 shares for each preferred share:

February 1, 2013 9,610,880 shares in conversion of 60,068 shares of Preferred C shares

February 15, 2013 10,988,960 shares in conversion of 68,681 shares of Preferred C shares

February 18, 2013 11,000,000 shares in conversion of 68,750 shares of Preferred C shares

February 20, 2013 13,920,000 shares in conversion of 87,000 shares of Preferred C shares

March 1, 2013 16,283,680 shares in conversion of 101,773 shares of Preferred C shares

March 19, 2013 19,480,000 shares in conversion of 121,750 shares of Preferred C shares

V.	On April 16, 2013 the Company issued 8,996,640 shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued 56,229 shares at the conversion rate of 160 common shares per each Series C share in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement.

VI.	On April 11, 2013, the Company issued an aggregate of 8,000,000 shares of its common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act in satisfaction of $6,000 in interest obligations to Alpha Capital. These shares were converted at $0.00075 per share reflecting satisfaction in interest payments on the outstanding notes.

On April 29, 2013, the Company issued an aggregate of 11,500,000 shares of its common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act in satisfaction of $9,488 in interest obligations to Alpha Capital. These shares were converted at $0.00082 per share reflecting satisfaction in interest payments on the outstanding notes.

On May 7, 2013, the Company issued an aggregate of 12,050,135 shares of its common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act in satisfaction of $10,845 in interest obligations to Merit Consulting, LLC. These shares were converted at $0.0009 per share reflecting satisfaction in interest payments on the outstanding notes.

On May 7, 2013, the Company issued an aggregate of 12,000,000 shares of its common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act in satisfaction of $9,900 in principal obligations to Cape One. These shares were converted at $0.00083 per share reflecting satisfaction in interest payments on the outstanding notes.

Item 3. Defaults Upon Senior Securities

Effective as of April 16, 2013, the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Platinum Advisors LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Platinum Advisors LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 1, 2013 unless extended by the lenders in their discretion.

Effective as of April 16, 2013 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$190,000 8% Senior Secured Promissory Note due January 31, 2010,

$136,375 8% Senior Secured Promissory Note due January 31, 2010,

$5,000 8% Senior Secured Promissory Note due June 30, 2009,

$15,000 8% Senior Secured Promissory Note due June 30, 2009,

$25,000 16% Senior Secured Promissory Note due October 12, 2009, and

one or more secured bridge notes in the current principal amount of $280,673 (together the “Notes”).

Also, effective as of  April 16, 2013 the Company entered into a Forbearance Agreement with Platinum Advisors LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective as of January 31, 2013 the Company entered into a Forbearance Agreement with Longview Special Finance Inc. relating to the Company’s default on various terms and conditions with borrowing agreements. Longview Special Finance Inc.  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2013 unless extended by Longview Special Finance Inc. in their discretion. As consideration for this forbearance agreement, effective January 1, 2012, Longview will be paid $30,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $30,000 for the three months ending March 31, 2013 and reported in the statement of operations. As consideration for the forbearance agreement, effective April 16, 2012, Longview will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and was reported in the statement of operations. The Company is in default on various terms and conditions under the following borrowing agreements:

$500,000 8% Senior Secured Notes due March 6, 2009,

$20,000 8% Senior Secured Notes due March 6, 2009,

$30,000 Senior Secured Promissory Note due January 31, 2010,

$25,500 Senior Secured Promissory Note due January 31, 2010,

$34,750 16% Senior Secured Promissory Note due January 31, 2010,

$40,000 16% Senior Secured Promissory Note due November 1, 2009, and

one or more secured bridge notes in the current principal amount of $90,673 (together the “Notes.”)

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth, Platinum Advisors and Longview Special Finance have agreed to forbear from demanding payments defined in these agreements until dates ranging from June 1, 2013 for Platinum and Platinum Advisors and June 30, 2013 for Longview.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On January 31, 2013 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through June 30, 2013. On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $30,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective January 31, 2013, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note to June 30, 2013. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2013 reported in the statement of operations.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.136	8% Senior Secured Promissory Note dated as of April 4, 2013 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

10.137	8% Senior Secured Promissory Note dated as of April 4, 2013 in the original principal amount of $10,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.

10.138	8% Senior secured Promissory Note Assignment dated May 1, 2013 between NaturalNano, Inc. and Merit Consulting, LLC.

10.139	Letter Agreement effective as of April 16, 2013 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.

10.140	Letter Agreement effective as of April 16, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due March 6, 2009, $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Promissory Note due January 31, 2010, $136,375 8% Senior Secured Promissory Note due January 31, 2010, $5,000 8% Senior Secured Promissory Note due June 30, 2009, $15,000 8% Senior Secured Promissory Note due June 30, 2009, $25,000 16% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $280,673 (together the “Notes”).

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 20, 2013	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)

