Form 10-Q
period 2013-06-30
NaturalNano, Inc.
filed 2013-08-19
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : June 30, 2013

or

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

319,909,406 as of August 16, 2013

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$8,343	$6,160
Accounts receivable	18,200	5,400
Inventory	13,255	19,480
Prepaid expenses and other current assets	18,240	10,196
Total current assets	58,038	41,236

Total assets	$58,038	$41,236
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes payable (See Note 2)	$4,004,565	$3,893,972
Accounts payable	446,659	502,814
Accrued expenses	95,289	96,343
Accrued interest	571,370	444,131
Accrued payroll	931,124	871,610
Deferred revenue	100,000	100,000
Registration rights liability (See Note 2)	82,489	82,489
Derivative liability (see Note 4)	102,590	25,732
Total current liabilities	6,334,086	6,017,091
Total liabilities	6,334,086	6,017,091
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 5,000 and 142,500 respectively with an aggregate liquidation preference of $10 and $310, respectively	404	14,111
Series C - issued and outstanding 3,485,244 and 4,049,495 respectively with an aggregate liquidation preference value of $6,970 and $8,099, respectively	282,051	153,648

Commitments and contingencies (See Note 7)	-	-
Stockholder’s Deficiency
Common Stock - $.001 par value 294,117,647 authorized and 290,852,766 and 93,200,171 issued and outstanding, respectively	290,853	93,200
Additional paid in capital	20,926,800	21,159,134
Non-controlling interest in subsidiary	14,264	14,264
Accumulated deficit	(27,790,420)	(27,410,212)
Total stockholders' deficiency	(6,558,503)	(6,143,614)
Total liabilities and stockholders' deficiency	$58,038	$41,236

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Income:
Revenue	$117,420	$17,275	$123,318	$48,548
Cost of goods sold	23,581	1,053	24,030	3,131
Gross profit	93,839	16,222	99,288	45,417
Operating expenses:
Research and development	12,661	29,322	27,592	68,707
General and administrative	112,990	79,613	183,266	174,888
	125,651	108,935	210,858	243,595
(Loss) from operations	(31,812)	(92,713)	(111,570)	(198,178)
Other income (expense):
Interest expense, net	(91,401)	(110,153)	(181,550)	(208,501)
Net loss on derivative liability	(66,854)	-	(76,688)	-
Net gain (loss) on forgiveness/modification of debt	19,664	(235,000)	(10,336)	(310,000)
	(138,591)	(345,153)	(268,574)	(518,501)
Net loss from continuing operations	(170,403)	(437,866)	(380,144)	(716,679)
Net income from discontinued operations	2,022	4,441	11,115	11,020
Loss on write-off of discontinued operation	(11,179)	-	(11,179)	-
Consolidated net loss attributable to the controlling interest	$(179,560)	$(433,425)	$(380,208)	$(705,659)

Less: Preferred Stock conversion inducement	-	12,235	-	12,235
Consolidated net loss attributable to common shareholders	$(179,560)	$(445,660)	$(380,208)	$(717,894)

Continuing operations loss per common share – basic and diluted	$(.00)	$(.01)	(.00)	$(.02)
Discontinued operations income (loss) per common share – basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average shares outstanding	264,395,920	40,969,987	203,953,811	35,357,306

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	(Deficiency)

Balance at December 31, 2012	93,200,171	$93,200	-	$-	$21,159,134	$(27,410,212)	$14,264	$(6,143,614)
Series B preferred converted to Common Stock and change in value	22,000,000	22,000			(8,294)			13,706
Series C preferred converted to Common Stock and change in value	90,280,160	90,280			(218,685)			(128,405)
Warrant issued for services					5,814			5,814
Shares issued on debt conversion	21,500,000	21,500			(1,587)			19,913
Shares issued for interest payment	63,872,435	63,873			(9,582)			54,291
Net loss						(380,208)		(380,208)
Balance at June 30, 2013	290,852,766	$290,853	-	$-	$20,926,800	$(27,790,420)	$14,264	$(6,558,503)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss attributable to controlling interest	$(380,208)	$(705,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	34,053
Fair value adjustment of derivative liabilities	76,858	-
Issuance of stock for services	-	10,800
Inducement to convert interest	-	24,221
Issuance of warrants for services	5,814	5,813
Loss on forgiveness/modification of debt	10,336	310,000
Changes in operating assets and liabilities:

Decrease (increase) in accounts receivable	(12,800)	3,186
Decrease (increase) in inventory	6,225	(2,403)
(Increase) in other current assets	(8,044)	(2,511)
Increase in accounts payable, accrued payroll and accrued expenses	203,496	251,768
Decrease in other liability	-	(3,000)
Net cash used in operating activities	(98,323)	(73,732)
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	100,506	72,000
Net cash provided by financing activities	100,506	72,000
Increase (decrease) in cash and cash equivalents	2,183	(1,732)
Cash at beginning of period	6,160	1,732
Cash at end of period	$8,343	$-

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$19,913	$969,585
Common stock issued for accrued interest	$54,291	$216,943
Conversion of preferred shares into common shares	$112,280	$6,236

See notes to consolidated financial statements

NaturalNano, Inc.

For the three and six months ended June 30, 2013 and 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable, capital leases and derivative liabilities. Fair values for all instruments except for derivative liabilities were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s convertible notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of these debt instruments as of June 30, 2013 and December 31, 2012 based on rates charged being consistent with current market rates available to the Company. See Note 4 for discussion on the fair value of derivative liabilities.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiary NaturalNano Research, Inc. (“NN Research”) a Delaware corporation and a 51% controlling interest in Combotexs, LLC, a dormant New York limited liability company.  In the second quarter of 2013, the Company filed a Certificate of Dissolution for Combotexs, LLC with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. The dissolution was accepted by NYS in the third quarter of 2013. As a result of the dissolution, the non-controlling interest in subsidiary in the stockholders deficiency section of the balance sheet will be eliminated and the Company will recognize any assets and liabilities assumed as a result of the dissolution. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

During the six months ended June 30, 2013 and 2012, the Company derived 94% and 62%, respectively, of its nanotechnology revenue from one customer.

During the fourth quarter of 2011, the Company entered into a supply agreement with another company, which is 50% owned by NaturalNano’s CEO, to manufacture and sell Error Prevention/Safety Checklist Boards which the related party will then market to the end user. In the second quarter of 2013, the Company made a decision to cease this segment’s operations and ceased production of Error Prevention/Safety checklist Boards (the Medical Board business segment.) This business segment was not generating sufficient income to offset the efforts of production and administrative expenses. The Consolidated Statement of Operations as of June 30, 2013 reflects the results of the Medical Board business as a discontinued operation. As of June 30, 2013, $14,750 of amounts due from the entity which is 50% owned by NaturalNano’s CEO is included in Accounts Receivable on the balance sheet. (See Note 3 “Discontinued Operations”).

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2013 of $380,208 and had negative working capital of $6,276,048 and a stockholders’ deficiency of $6,558,503 at June 30, 2013. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the six month periods ending June 30, 2013 and 2012.

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

As of June 30, 2013 and 2012 there were 5,292,124,009 and 107,820,194 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Merit Consulting, Alpha Capital and Technology Innovations LLC (“TI”). These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments. See Note 9 Subsequent Events for shares of common stock issued subsequent to June 30, 2013.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.  NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	June 30, 2013	December 31, 2012
Senior Secured Convertible Notes	$3,124,403	$3,134,415
Senior Secured Promissory Notes	609,062	508,557
Subordinated Secured Convertible Note at Face Value	271,100	251,000
Total	$4,004,565	$3,893,972

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of June 30, 2013, notes payable include $3,733,465 ($3,642,972 at December 31, 2012) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Merit Consulting, LLC (to whom Platinum Advisors has assigned their ownership interest in notes receivable from the Company) have granted waivers of default on their outstanding principal balance of $3,113,549 through September 1, 2013 and November 30, 2013, respectively. Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) has granted a waiver of default on their outstanding principal of $619,916 through November 30, 2013.

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

During the six month period ended June 30, 2013, the Company issued 9,500,000 shares of common stock to Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) upon the conversion of $10,013 of outstanding principal due on the 8% Senior Secured Convertible Notes held by Longview Special Finance. Also during this period the Company issued 29,000,000 shares of common stock to Alpha Capital Anstalt upon the conversion of $24,038 of interest due on the 8% Senior Secured Convertible Notes held by Longview Special Finance.

Also during this period the Company issued 25,872,435 shares of common stock to Merit Consulting upon the conversion of $21,478 of interest due on the 8% Senior Secured Convertible Notes held by Platinum Advisors.

2013 Senior Secured Promissory Notes

During the six month period ended June 30, 2013, the Company entered into various Senior Secured Promissory Notes aggregating to $100,506 with Platinum and Alpha (“the 2013 Senior Secured Promissory Notes”). The 2013 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2013 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2013 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and are payable in cash as follows: $21,000 due on June 30, 2013, $30,006 due on July 30, 2013, $47,000 due on September 30, 2013 and $2,500 due October 30, 2013. Past due amounts have been extended through forbearance agreements with the principal and interest due on dates ranging from September 1, 2013 to November 30, 2013.

2012 Forbearance

During the six month period ended June 30, 2012, the Company entered into various forbearance agreements between the Company and Platinum, Platinum Advisors, Merit Consulting, Longview and Alpha (the lenders) which extended the due dates of all outstanding notes and accrued interest.  As consideration for these forbearances, the lenders will be paid $50,000 which was added to the principal balance of the Initial Notes and resulted in a loss on modification of debt of $50,000 for the six month period ended June 30, 2012 and is reported in the statement of operations.

Subordinated Secured Convertible Note

Convertible Notes

On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One an accredited investor.  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 2,647,059 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.425 per share. The balance of this note as of June 30, 2013 is $271,100, a result of increases as consideration for forbearance and conversions of principal.

The 10% Convertible Note had a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days prior written notice) of the issued and outstanding Common Stock at $0.085 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc. (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.  The company has entered into various forbearance agreements between Cape One and the Company which extended the due date of the outstanding principal and interest, which is accruing at the default rate of 18%.

During six month periods ended June 30, 2013 and 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, Cape One will be paid $55,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $30,000 and $25,000 for the six month periods ended June 30, 2013 and 2012, respectively, as reported in the statement of operations. In consideration for forbearance in 2012, the conversion rate of the note was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion. This note has been extended through forbearance agreements and is now due and payable on August 31, 2013.

During six month period ended June 30, 2013, the Company issued 12,000,000 shares of common stock to Cape One upon the conversion of $9,900 of outstanding principal due on the Subordinated Senior Convertible note. During the six month period ended June 30, 2013, the Company issued 9,000,000 shares of common stock to Cape One in payment of $8,775 of interest expense obligations on the Subordinated Secured Convertible Note.

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

The registration statement had not been updated with the requisite SEC filings outlined above and as such, the Company was in default of this provision of the Registration Rights Agreement. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At June 30, 2013 and December 31, 2012 the outstanding balance for this obligation was $82,489.

3.     DISCONTINUED OPERATIONS

On May 10, 2013 the Company ceased all activities associated with the Medical Board business segment (the “Combotexs” business.) The Company assessed this segment and determined that inadequate income had been generated relative to the efforts of production and administrative support. The Statement of Operations for the three and six months ended June 30, 2013 reflects the Medical Board business as a discontinued operation and prior reported periods have been reclassified to reflect this presentation. The results of discontinued operations are as follows:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues from Medical Board business	$13,000	$9,625	$14,750	$21,875

Profit from Medical Board business	$2,022	$4,441	$11,115	$11,020

In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. As a result of this decision certain unrecovered sample inventory amounts were written off during the second quarter of 2013. The loss on write-off of discontinued operations was $11,179 and is reflected in the Statement of Operations for the three months ended June 30, 2013.

The Nanotechnology business remains as the Company’s only reportable operating segment.

4.  DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2012 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  Significant unobservable inputs used in determining the value of the Company’s derivative liability include the trended firm value and volatility. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of June 30, 2013 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible Notes entered into in March 2007, August 2008, September 2008 and October 2008 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price.
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the 10% Subordinated Secured Convertible Note (for which the rate has been increased to 18%) entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price.
•	The 882,353 warrant shares granted to the CEO of the Company at an exercise price of $0.17 per share on January 2011 which vest over three years, for which the value is not material.
•	The 28,500,000 warrants granted to the CEO of the Company and to three independent contractors at an exercise price of $0.0014 per share on February 26, 2013 which vested upon grant, for which the value is not material.

The fair value of the derivatives is as follows:

Derivative Liability	June 30, 2013	December 31, 2012
8% Notes conversion feature	$85,465	$24,285
10% Notes conversion feature	17,125	1,447
Total	$102,590	$25,732

The increase in the fair value of the derivative liability of $76,688 was recognized as a loss on change in derivative liability in the statement of operations for the six months ended June 30, 2013. The remaining $170 increase was recorded in general and administrative expenses in the statement of operations for the six months ended June 30, 2013 and is associated with the value of warrants issued in February 2013 (see Note 5).

Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

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

5.  STOCKHOLDERS EQUITY

As of June 30, 2013 the Company was authorized to issue up to 294,117,647 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holders of the Series D Preferred Stock are entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company, in consideration for services provided to the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The conversion rate was reduced to 9.41 as a result of the 2012 reverse split (Note 8), but was subsequently changed back to 160 as part of the consideration related to 2012 forbearance agreements (Note 2). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $10 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $6,970.

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet as of December 31, 2012. The preferred shares are presented at their fair value based on an allocation of the estimated total enterprise value to the preferred shares and other securities in the Company’s capital structure. The valuation methodology used is similar to that used in valuing the Company’s derivative liabilities (Level III inputs, see note 4). Any change in fair value of the preferred shares, which are deemed to be temporary equity, is reflected in additional paid in capital.

During the six months ended June 30, 2013, Alpha elected to convert 137,500 shares of Series B preferred shares owned by Longview into 22,000,000 common shares at the conversion rate of 160 common shares per each Series B share. Longview has assigned its Series B preferred stock ownership to Alpha Capital Anstalt.

During the six months ended June 30, 2013, Platinum elected to convert 564,251 shares of their Series C preferred shares into 90,280,160 common shares at the conversion rate of 160 common shares per each Series C share.

Common Stock Issuances

During the six months ended June 30, 2013, the Company issued an aggregate of 63,872,435 shares in satisfaction of $54,291 of interest obligations to lenders on convertible debt. Also during this period, the Company issued an aggregate of 21,500,000 shares of its common stock in satisfaction of $19,913 of principal obligations to lenders on convertible debt.

During the six months ended June 30, 2012, the Company issued an aggregate of 6,221,156 shares of its common stock in satisfaction of interest obligations of $241,164 and 11,406,881 shares in satisfaction of principal obligations of $969,585 to its senior debt holders. During the six months ended June 30, 2012, the Company issued an aggregate of 1,764,706 shares of common stock to various individuals or entities in connection with professional consulting provided to the Company in an aggregate amount of $10,800.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2013 and December 31, 2012 there were common stock warrants outstanding to purchase an aggregate 32,735,294 and 4,247,059 shares, respectively, of common stock pursuant to the warrant grant agreements summarized below.

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

Warrant grants made during the first quarter of 2013 are as follows:

•	15,000,000 James Wemett CEO
•	7,500,000 Paul LeFrois Consultant
•	3,000,000 David Lubin Consultant
•	3,000,000 Alexander Ruckdaeschel Board Member

A summary of the outstanding warrants is presented below:

	2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2013	4,247,059	$0.37	2.24
Granted during the year	28,500,000	0.0014	9.92
Cancelled or forfeited	(11,765)	5.61
Warrants outstanding at June 30, 2013	32,735,294	$0.05	8.77

6.  INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below at June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2013	723,137	$3.07	3.53
Granted/Exercises/Cancelled/Forfeited	(14,117)
Options outstanding at June 30, 2013	709,020	$3.57	2.62

Options exercisable at June 30, 2013	709,020	$3.57	2.62

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

9.   SUBSEQUENT EVENTS

Subsequent to June 30, 2013 and prior to the filing of this report, the following items occurred:

Promissory Notes: On July 25, 2013, the Company borrowed $12,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a Senior Secured Promissory Note.  The note bears interest at the rate of 8% per annum and is due and payable on November 30, 2013.

Series C Preferred Stock Conversion to Common Stock: On August 13, 2013, Platinum Long Term Growth IV, LLC elected to convert 181,604 shares of their Series C preferred shares into 29,056,640 common shares at the conversion rate of 160 common shares per each Series C share.

Combotexs Dissolution: In the second quarter of 2013, the Company filed a Certificate of Dissolution with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. The dissolution was accepted by NYS in the third quarter of 2013.

Series D Preferred Stock: On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company, in consideration for services provided to the Company. (See Note 5 Preferred Stock Issuances.) Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

Increase in Authorized Common Stock: On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares from 294,117,647 shares to 800,000,000 shares of common stock. As of June 30, 2013 there were 5,292,124,009 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

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

General

Our primary mission is to develop and exploit technologies in the area of advanced materials science, with an emphasis on additives to industrial and consumer products, taking advantage of technological advances we have developed in-house. These technologies include a specific focus on nanoscale materials using modifications to tubular and spherical materials found in clay. Our strategy is to develop patentable processes and technologies related to these nanoscale materials and to develop products in the polymers and plastics industries as well as the composites, cosmetics, household products and agrichemical industries. During the second quarter of 2013, the Company made a decision to cease its Medical Board operating segment which focused on the design, manufacture and sale of customer designed error prevention/safety checklist boards to a related party which marketed and sold the boards.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc. (“CMI”), which was completed on November 29, 2005.

Liquidity and Capital Resources

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the six months ended June 30, 2013 of $380,208 and had negative working capital of $6,276,048 and a stockholders’ deficiency of $6,558,503 at June 30, 2013. Since inception the Company’s growth has been funded through a combination of convertible debt and non-convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from this uncertainty.

As of June 30, 2013, the Company had $3,733,465 in principal that was outstanding and past due under the terms of the Senior Secured Convertible Notes and Promissory Notes with Platinum Partners Long Term Growth IV (“Platinum”), Merit Consulting, LLC (“Merit”) (to whom Platinum Advisors has assigned their ownership interest in notes receivable from the Company), and Alpha Capital Anstalt (“Alpha”) (to whom Longview Special Finance Inc. has assigned their ownership interest in notes receivable from the Company). The Company entered into various Senior Secured Convertible Notes and Promissory Note obligations during the period from 2007 through 2010 with Platinum, Platinum Advisors and Longview, the holders of the Company’s primary debt obligations since 2007. The outstanding principal and all accrued and unpaid interest on these obligations was due and payable in full on various dates between March 6, 2009 and June 30, 2013. Platinum and Merit have granted waivers of default, extended the due dates of all the outstanding principal balances to September 1, 2013 and November 30, 2013, respectively, and waived the application of the 16% default interest rate. Additionally Platinum and Merit waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services. Alpha has granted waivers of default, extended the due dates of all the outstanding principal balances to November 30, 2013, and waived the application of the 16% default interest rate. Additionally, Alpha waived the automatic adjustment of the conversion rate for past and future S-8 stock issuances made for compensation and payments of services.

As of June 30, 2013 the Company had $271,100 in principal that was outstanding and due under the terms of the Convertible Note with Cape One. Through a series of forbearance agreements, the Convertible Note matures and all outstanding principal is due and payable on August 31, 2013.

As of June 30, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 to the consolidated financial statements for lenders waivers and maturity extensions received from the lenders.

Operating activities

Net cash used in operating activities in the six months ended June 30, 2013 and 2012 was $98,323 and $73,732, respectively. The net loss generated in the first six months of 2013 was $325,451 less than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company is actively seeking opportunities to continue to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2013 to be equal if not slightly less than the 2012 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total adjustments to reconcile the net loss to the cash used in operations aggregated $93,008 in the first six months of 2013 versus $384,887 in first six months of 2012. The change in these non-cash items reflects decreases in Depreciation expense in 2013, and a reduction in the Loss on modification of debt and the impact of common shares issued in 2012 for services that did not recur in the first half of 2013.

Investing activities

No cash was used in investing activities in the three months ended June 30, 2013 or 2012.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2013 and 2012 was $100,506 and $72,000, respectively. The cash flows from financing activities in the six months of 2013 include the receipt of an aggregate of $79,500 in proceeds from Platinum Long Term Growth IV and $21,006 in proceeds from Alpha (to whom Longview Special Finance has assigned portions of its ownership interest in notes receivable from the Company). The cash flows from financing activities in the six months of 2012 reflect a receipt of $72,000 in proceeds from Platinum Long Term Growth IV.

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

Refer to the Company’s December 31, 2012 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the six months ended June 30, 2013.

Comparison of Statement of Operations for the three months ended June 30, 2013 and 2012

Revenue and Gross Profit

During the three months ended June 30, 2013 and 2012, the Company recorded $117,420 and $17,275, respectively in revenue from continuing operations. Cost of goods sold for continuing operations was $23,581 and $1,053 for the shipments completed in these respective quarters. Gross margin for continuing operations of $93,839 and $16,222 was realized for the three months ended June 30, 2013 and 2012, respectively.

The change in the Nanotechnology products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized in the three months ended June 30, 2013 was 80% and 2012 was 94%.

Operating Expenses

Research and development expenses for the three months ended June 30, 2013 were $12,661 compared to $29,322 for the three months ended June 30, 2012.  The reduction in costs is primarily attributed to the reduction in depreciation due to the life of several long lived assets. Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the three months ended		Variance
	June 30,		increase
Research and Development	2013	2012	(decrease)
Salaries	$-	$-	-
Consulting services	-	5,062	$(5,062)
Patent costs	485	1,840	(1,355)
Depreciation	-	13,033	(13,033)
Rent & utilities	9,523	7,413	2,110
All other	2,653	1,974	679
	$12,661	$29,322	$(16,661)

Total general and administrative expenses for the three months ended June 30, 2013 was $112,990 as compared to expenses of $79,613 for the three months ended June 30, 2012. The increase is a result of an increase in audit fees year over year. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	June 30,		Increase
General and Administrative	2013	2012	(decrease)
Salaries & benefits	$46,949	$46,710	$239
Consulting Services	8,525	8,306	219
Legal & professional fees	34,500	7,500	27,000
Insurance expense	2,073	717	1,356
Shareholder and Board expense	15,010	12,192	2,818
State tax	52	650	(598)
All other	5,881	3,538	2,343
	$112,990	$79,613	$33,377

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the three months ended		Variance
	June 30,		increase
Other (Expense) Income	2013	2012	(decrease)
Interest to Senior convertible and promissory notes	$(79,100)	$(99,607)	$(20,507)
Interest to 10% Subordinated Secured Convertible Notes	(12,301)	(10,546)	1,755
	$(91,401)	$(110,153)	$(18,752)
Net (loss) gain on derivative liability	$(66,854)	$-	$66,854

Gain (loss) on forgiveness/modification of debt	$19,664	$(235,000)	$254,664

The overall decrease in interest expense for the second quarter of 2013 as compared to the second quarter of 2012 is due to conversions of outstanding principal to common stock during 2013 being greater than additions to principal through new notes or forbearance consideration.

The loss on derivative liability in the second quarter of 2013 is the result of updated valuations performed for the Company on instruments that, due to the Company’s number of authorized common shares being insufficient, result in derivative liabilities. As of June 30, 2012 the Company did not have sufficient shares to satisfy conversion of all outstanding instruments.

During the second quarter of 2013, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of these agreements, liabilities of $19,664 were relieved, resulting in a gain on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. In the second quarter of 2012, the consideration for the forbearance agreements with the lenders totaled $235,000.

Comparison of Statement of Operations for the six months ended June 30, 2013 and 2012

Revenue and Gross Profit

During the six months ended June 30, 2013 and 2012, the Company recorded $123,318 and $48,548, respectively in revenue from continuing operations. Cost of goods sold was $24,030 and $3,131 for the shipments completed in the respective quarters. Gross margin of $99,288 and $45,417 was realized for the six months ended June 30, 2013 and 2012, respectively.

The change in the Nanotechnology products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized from continuing operations in the six months ended June 30, 2013 was 81% and in 2012 was 94%.

Operating Expenses

Research and development expenses for the six months ended June 30, 2013 were $27,592 compared to $68,707 for the six months ended June 30, 2012.  The reduction in costs is primarily attributed to the reduction in depreciation. Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the six months ended		Variance
	June 30,		increase
Research and Development	2013	2012	(decrease)
Salaries and benefits	$6,730	$-	$6,730
Consulting services	-	10,262	(10,262)
Patent costs	620	4,651	(4,031)
Depreciation	-	34,053	(34,053)
Rent & utilities	17,820	15,766	2,054
All other	2,422	3,975	(1,553)
	$27,592	$68,707	$(41,115)

Total general and administrative expenses for the six months ended June 30, 2013 was $183,266 as compared to expenses of $174,888 for the six months ended June 30, 2012. The increase is primarily a result of a increases in audit fees year over year. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the six months ended		Variance
	June 30,		Increase
General and Administrative	2013	2012	(decrease)
Salaries & benefits	$90,574	$94,897	$(4,323)
Consulting Services	15,481	21,367	(5,886)
Legal & professional fees	38,500	24,500	14,000
Insurance expense	3,247	1,793	1,454
Shareholder and Board expense	21,733	17,579	4,154
State tax	1,100	1,759	(659)
All other	12,631	12,993	(362)
	$183,266	$174,888	$8,378

Other (Expense) Income

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the six months ended		Variance
	June 30,		increase
Other (Expense) Income	2013	2012	(decrease)
Interest to Senior convertible and promissory notes	$(156,999)	$(187,725)	$(30,726)
Interest to 10% Subordinated Secured Convertible Notes	(24,551)	(20,776)	3,775
	$(181,550)	$(208,501)	$(26,951)
Net (loss) gain on derivative liability	$(76,688)	$-	$76,688

Gain (loss) on forgiveness/modification of debt	$(10,336)	$(310,000)	$(299,664)

The overall decrease in interest expense in 2013 as compared to 2012 is due to conversions of outstanding principal to common stock during 2013 being greater than additions to principal through new notes or forbearance consideration.

The loss on derivative liability in 2013 is the result of updated valuations performed for the Company on instruments that, due to the Company’s current number of authorized common shares being insufficient, result in derivative liabilities. As of June 30, 2012 the Company had sufficient shares to satisfy conversion of all outstanding instruments.

During the second quarter of 2013, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. As a result of these agreements, liabilities of $19,664 were relieved, resulting in a gain on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached. Also during the second quarter of 2013, as consideration for a waiver of forbearances from Cape One, $30,000 was added to the outstanding principal balance of the note and resulted in a loss on modification of debt of $30,000.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. During the six months ended June 30, 2013 $30,000 was added to the outstanding principal owed to Cape One in exchange for forbearance. During the six months ended June 30, 2012, $130,000 was added to the outstanding principal owed to Longview, $125,000 was added to the outstanding principal owed to Platinum, and $55,000 was added to the outstanding principal owed to Cape One in exchange for such forbearances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

I.	During the second quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Cape One as specified under the terms and conditions of the 10% Subordinated Secured Convertible Promissory Note. These shares were converted at $0.000825 per share reflecting satisfaction in principal payments on the outstanding notes.

May 7, 2013 12,000,000 shares in satisfaction of $9,900 in principal payments

II.	During the second quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at the per share price presented below reflecting satisfaction in interest payments on the outstanding notes.

April 16, 2013 8,000,000 shares in satisfaction of $6,000 in interest payments converted at $0.00075 per share

April 29, 2013 11,500,000 shares in satisfaction of $9,487 in interest payments converted at $0.000825 per share

III.	During the second quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 shares for each preferred share:

April 16, 2013 8,996,640 shares in conversion of 56,229 shares of Preferred C shares

IV.	During the second quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Merit Consulting, LLC as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at the per share price presented below reflecting satisfaction in interest payments on the outstanding notes.

May 7, 2013 12,050,135 shares in satisfaction of $9,037 in interest payments converted at $0.00075 per share

June 5, 2013 13,822,300 shares in satisfaction of $12,440 in interest payments converted at $0.0009 per share

V.	On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company, in consideration for services provided to the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

VI.	On August 13, 2013 the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act. We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 shares for each preferred share:

August 13, 2013 29,056,640 shares in conversion of 181,604 shares of Preferred C shares

Item 3. Defaults Upon Senior Securities

Effective as of June 30, 2013, the Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC and Merit Consulting LLC relating to the Company’s default on various terms and conditions with borrowing agreements. Platinum Long Term Growth IV LLC and Merit Consulting LLC agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until September 1, 2013 and November 30, 2013, respectively, unless extended by the lenders in their discretion.

Effective as of June 30, 2013 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

Also, effective as of  June 30, 2013 the Company entered into a Forbearance Agreement with Merit Consulting LLC (to whom Platinum Advisors LLC has assigned its ownership interest in notes receivable to the Company) relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009. Merit agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until November 30, 2013 unless extended by Merit in their discretion.

Effective as of August 15, 2013 the Company entered into a Forbearance Agreement with Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) relating to the Company’s default on various terms and conditions with borrowing agreements. Alpha Capital Anstalt  agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until November 30, 2013 unless extended by Alpha Capital Anstalt in their discretion.

As consideration for the January 1, 2012 forbearance agreement Longview was paid $30,000 which was added to the principle balance of the note. The January 1, 2012 forbearance agreement was considered and accounted for as modification of debt and a loss of $30,000 for the three months ending March 31, 2013 and reported in the statement of operations. As consideration for the forbearance agreement, effective April 16, 2012, Longview/Alpha will be paid $50,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $50,000 for the three months ending June 30, 2012 and was reported in the statement of operations.

The Company is in default on various terms and conditions under the assigned Alpha Capital Anstalt borrowing agreements:

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

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Merit Consulting LLC have agreed to forbear from demanding payments defined in these agreements until September 1, 2013 and November 30, 2013, respectively. Alpha Capital Anstalt has agreed to forbear from demanding payments defined in the Registration Rights Agreement until November 30, 2013.

As of December 31, 2009, the Company was not in compliance with certain debt covenants of the Subordinated Secured Convertible Note including limitations on the use of proceeds.  On January 31, 2013 the Company received a waiver from the Cape One Financial LP (“Cape One”) indicating that the Lender will not demand payment of principal, default interest and liquidated damages as a result of non-compliance with any existing covenant violations through June 30, 2013. On March 15, 2011, the Company entered into a forbearance agreement with Cape One which extended the due date from March 1, 2011 to June 30, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. In addition, the interest rate on the outstanding amount during the forbearance period will be adjusted to 18%. The forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended March 31, 2011 reported in the statement of operations. Effective June 30, 2011, the Company and Cape One entered into a forbearance agreement which altered the due date of the Convertible Note from June 30, 2011 to October 1, 2011. Effective September 30, 2011, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note from October 1, 2011 to November 22, 2011. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the three months ended September 30, 2011 reported in the statement of operations. Effective January 17, 2012, the Company entered into a forbearance agreement which extends the due date of all the outstanding principal and interest balances to April 16, 2012.  As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principle balance of the note. The forbearance agreement was considered and accounted for as modification of debt and a loss of $30,000 for the three months ending March 31, 2012 and reported in the statement of operations. Effective June 30, 2013, the Company and Cape One entered into another forbearance agreement which altered the due date of the Convertible note to August 31, 2013. As consideration for this forbearance, Cape One will be paid $30,000 which will be added to the principal balance of the note. This forbearance agreement was considered and accounted for as a modification of debt and resulted in a loss of $30,000 for the six months ended June 30, 2013 reported in the statement of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.141	8% Senior Secured Promissory Note dated as of May 20, 2013 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

10.142	8% Senior Secured Promissory Note dated as of June 28, 2013 in the original principal amount of $2,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.

10.143	8% Senior secured Promissory Note dated as of July 25, 2013 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.

10.144	Letter Agreement effective as of June 30, 2013 with Merit Consulting LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.

10.145	Letter Agreement effective as of June 30, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due March 6, 2009, $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Promissory Note due January 31, 2010, $136,375 8% Senior Secured Promissory Note due January 31, 2010, $5,000 8% Senior Secured Promissory Note due June 30, 2009, $15,000 8% Senior Secured Promissory Note due June 30, 2009, $25,000 16% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $298,173 (together the “Notes”).

10.146	Letter Agreement effective as of June 30, 2013 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.

10.147	Letter Agreement effective as of August 15, 2013 with Alpha Capital Anstalt regarding their forbearance with respect to Letter Agreement regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $82,173.

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	August 19, 2013	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)

