Form 10-K
period 2013-12-31
NaturalNano, Inc.
filed 2014-03-31
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

☐ Transitional Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

NATURALNANO, INC

Commission File No. 000-49901

Nevada	87-0646435
(State of incorporation)	(IRS Employer Identification Number)

763 Linden Ave. Rochester, New York 14625
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

294,117,647 shares at a market valued by reference to the closing price of such stock ($0.0011), as of June 30, 2013 was $323,529.

As of March 27, 2014, there were 597,473,866 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

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

Description of Business

NaturalNano (the “Company”), located in Rochester, New York, is engaged in the development and commercialization of material additives based on nanomaterials technology utilizing halloysite nanotubes (HNTs). The Company provides additives designed to improve the processing characteristics and mechanical properties of engineering thermoplastics and additives designed to optimize release of active agent such as vitamins and fragrance in cosmetics products. NaturalNano holds patents relating to the commercial use of HNTs in composite materials as well as specialized techniques used in the refinement and processing of HNTs and intermediaries that it ships to customers. HNT materials used as a surface treatment have also shown promise in medical research in stem cell collection and in trapping circulating cancer cells. The Company is also exploring surface treatments related to improved adhesion of protective coatings for polymer components used in several commercial applications.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity and Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2013 of $892,139 and had negative working capital of $6,327,900 and a stockholders' deficiency of $6,571,265 at December 31, 2013. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2013 the company owed $4,699,686 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 2). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of December 31, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received.

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

Combotexs, LLC

In the second quarter of 2013, the Company filed a Certificate of Dissolution for Combotexs, LLC with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs (a dormant New York limited liability company.) Prior to this action, the Company had a 51% controlling interest in Combotexs.  The dissolution was accepted by NYS in the third quarter of 2013. As a result of these actions, the non-controlling interest in subsidiary in the stockholders deficiency section of the balance sheet was eliminated in the third quarter of 2013 in the amount of $14,264 and a gain of $39,373 was recorded in the third quarter of 2013.

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

Research and Development

Our research and development plans have historically focused on material characterization, formulation testing and product accreditation for nanoscale materials and nanoclays, our Pleximer™ products and filled-tube products. These efforts have included process and product evaluations and development in the areas of:

•	The use of halloysite as an additive in composites and polymers
•	Enhancing the extended release properties resident halloysite clay.

For the twelve months ending December 31, 2013 and 2012 we invested $55,927 and $115,100, respectively, in support of our research and development programs.

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

NaturalNano’s Pleximer™ concentrates have been designed to respond to certain industrial and commercial needs.  These include strength increases without compromising ductility, aesthetic enhancements, flame retardant properties and other proprietary needs.

 Filled Tube Products

NaturalNano’s halloysite natural tube (“HNT”) products involve filling HNTs with active agents for use in the polymer composites, health and beauty, household product, and agrichemical industries. Halloysite natural tubes are unique nanomaterials, since the tube can be filled with active agents of interest to add a feature or property to a material. The filled tube product contains a material of interest within the tubes such as an antimicrobial compound to provide antimicrobial properties to the resulting polymer composite material. This would be valuable, for example, in the fabric industry for athletic wear. In 2008 the Company began the evaluation and testing on several application opportunities relating to filled-tube products in industries including household, personal care and agrichemicals. Our preferred strategy for filled-tube products would be the establishment of a joint development agreement (JDA) with a field-of-use development partner. Such JDA agreements would include various product demonstration, validation and accreditation trials prior to market commercialization.

The processes for filling the tubes, for applications of interest such as cosmetics and agricultural, are covered by pending patent applications. The underlying technology for these products and processes are covered by patent applications pending issuance and certain issued patents with expiration dates ranging from 2014 to 2025 and described further under the heading “Intellectual Property.”

Halloysite Materials and NaturalNano’s Technologies

Halloysite is different from other nanoclays because it allows for the potential to eliminate certain exfoliation processing required by other nanoclay materials. Conventional nanoclays, also known as platy clays, occur as stacks of two-dimensional sheets held together by an intercalation layer. These sheets must be separated, or exfoliated, to function as nanoparticulate fillers and be dispersed into the polymer matrix. Exfoliation can be a complex, expensive, multi-step process that is often incomplete, frequently leaving larger pieces of clay that create weak points in the resulting composite material. Halloysite nanotubes do not require exfoliation and therefore the Company believes that Pleximer™ products may provide an opportunity for a reduction in processing cost and improvements in performance and production rates. Pleximer™ would allow manufacturers to use existing processing equipment without the need for the exfoliation process equipment used with platy clays. This broadens the potential market for clay-based nanocomposites by enabling more manufacturing sites to benefit from these materials and extends the use of the technology into different polymer systems.

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

Strategy

The Company has made investments, through the purchase or lease of capital assets and licensing rights, in connection with the research, development and commercialization of the Pleximer™ and filled-tube products. During 2007-2008, the Company invested $540,000 in capital investment, including capital leases, for testing and characterization equipment associated with: (i) clay separation processes, (ii) polymer extruder equipment and upgrades, (iii) tube filling and evaluation tools, (iv) laboratory expansion, and (v) equipment such as a Scanning Electron Microscope (SEM). Our investment in this specialty engineering equipment has provided the Company with tools for the characterization of thermal stability and strength of our nanocomposite formulations.

The critical milestones associated with the commercialization of the Pleximer™ and filled-tube products have included: manufacturing scale trials, customer application definitions and formulation optimization developed in combination with the customer validation and accreditation processes. The Company continues to receive numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations. The Company estimates that product specific testing, in advance of customer acceptance and order receipt, could take between three and six months, and in certain instances even longer, from the initial completion date for product design.

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

Our process begins with raw or minimally processed halloysite material from the mine. The halloysite would then be separated and treated utilizing our proprietary technologies and would be surface treated and optimized for the polymer of interest. This refined and treated material may be shipped to a partner company or a designated “toll manufacturing” facility in the form of a dry powder or slurry mixture. The use of tolling arrangements would allow the Company to limit our capital investment requirements and direct manufacturing hiring. Pleximer™ would be manufactured from the HNTs either at a partner company, toll manufacturer, or in-house and would typically be shipped to the customer in pellet or flake form, although the customer’s specific requirements will determine the final form of delivery. NaturalNano can add further value to the refined and classified nanotubes by either adding material to the surface of the nanotubes or loading the nanotubes with active materials. Typically, these materials would be incorporated with other ingredients to produce the finished product that our customer would sell, for instance providing a strengthening agent or extended release agent to be added to the partner’s existing materials or products. The resulting materials can then be shipped to customers for use in their individual manufacturing processes.

The Company has identified various sources of halloysite that are considered suitable as suppliers.

Sales and Business Development

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

The Company forecasts that operating revenues will be generated from the sale of: filled-tubes, Pleximer™ products and from unique sample formulations developed from business development opportunities. Our CEO receives numerous sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this growing sample formulation and design program may result in future joint development opportunities. During both 2012 and 2013 the Company continued its program to provide small quantity samples to university researchers on a cost-free basis to encourage active research programs in the advancement of material science applications using halloysite based products.

During 2013 the Company continues to note interest in the Company’s recent findings in the use of halloysite nanotubes in the following area:

(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,

(b) commercial and household products using anti-bacterial controlled release products, and

(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes NaturalNano’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2013 and 2012 the Company’s sales of HNT to Fiabila represented approximately 79% and 59%, respectively of total sales.  Sparta Armor represented approximately 14% and 11% of total sales in 2013 and 2012, respectively.

Fiabila products using our technology are currently being sold at the largest retailers, including Target, Wal-Mart, CVS and Walgreen’s.

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

Employees

As of December 31, 2013, the Company had 1 employee, who was full time.  The employee is located in Rochester, New York.  The employee focuses his energies solely on the business development and production of the medical boards business.  Due to the Company’s liquidity position described earlier, spending and staffing levels have been significantly reduced compared to prior reporting periods. Certain other staffing needs are met by part time independent contractors.

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

Intellectual Property

An overview of the Company’s issued patents is summarized below.

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules , issued on 9/16/08 and expires on 4/15/2024
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules , issued on 7/15/08 and expires on 1/25/2025
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Issued patent applications developed internally cover the following processes and applications:

•	Issued #7,888,419 and 8,217,108 Polymeric Composite including Nanoparticle Filler, issued on 02/15/2011 and expires on 08/31/2026
•	Issued #8,124,678 Nanocomposite Master Batch Composition and Method of Manufacture , issued on 02/28/2012 and expires on 11/27/2026

One patent licensed from Ambit Corporation is under a non-exclusive license agreement:

•	Patent # 6,885,845 Personal Communication Device Connectivity Arrangement , expires on 12/21/2014.

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

Note Regarding September 29, 2005 Merger

Prior to November 29, 2005, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) known as “Cementitious Materials, Inc.” Pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (the “Merger Agreement”) by and among the Company, Cementitious Acquisitions, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NaturalNano, Inc., now known as NaturalNano Research, Inc. (“NN Research”), on November 29, 2005 Merger Sub was merged with and into NN Research, with NN Research surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, we changed our name to “NaturalNano, Inc.” As a result of the Merger, we ceased being a shell company. Except where the context indicates otherwise, all references in this document to “us”, “NaturalNano” or “the Company” refer, with respect to periods prior to the Merger, to NN Research and, with respect to periods after the Merger, to the consolidated enterprise consisting of NaturalNano, Inc. and NN Research.

Note Regarding June 14, 2012 Reverse Stock Split

On June 14, 2012 we effected a one-for-seventeen reverse stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Item 2.	Properties

The business office for the Company is currently conducted from 800 square feet of office space located at 763 Linden Ave. in Rochester, New York. There is no signed lease agreement and the cost of rent for calendar year 2013 and 2012 was $0. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

The Company leases approximately 9,200 square feet at 832 Emerson Street in Rochester, NY for laboratory space. The lease is a month-to-month agreement at $2,000 per month. Total rent expense for the years ended December 31, 2013 and 2012 was $24,000 per year. The Company and the Landlord have a mutual agreement that the lease will continue on a month to month basis at $2,000 per month with no specified end date.

We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and responded to this demand on May 8, 2009. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2013.

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

The high and low share prices for the Company’s common stock as reported on the exchange identified above,  for each quarterly period since January 1, 2012 are presented below. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2012

First quarter	$0.0272	$0.0085
Second quarter	0.2000	0.0020
Third quarter	0.0073	0.0020
Fourth quarter	0.0038	0.0010

For the year ended December 31, 2013

First quarter	$0.0048	$0.0011
Second quarter	0.0040	0.0001
Third quarter	0.0014	0.0008
Fourth quarter	0.0078	0.0005

The closing price of the Company’s common stock on March 27, 2014, as reported on the OTC Bulletin Board, was $0.0036 per share. As of March 27, 2014 there were outstanding 597,473,866 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	723,137	$3.07	-	*
Equity compensation plans not approved by security holders	118,235,294	$0.001	-
Total	118,958,431		-

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

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2013 are as follows:

2009 Plan is authorized to grant up to 1,176,471 unit share awards,

2011 Plan is authorized to grant up to 1,470,588 unit share awards,

2012 Plan is authorized to grant up to 1,764,706 unit share awards,

2,647,059 warrants granted with the November 30, 2009 10% subordinated secured convertible debt,

14,161 warrants granted in 2007 in connection with consulting services, which expired April 23, 2012 unexercised,

11,765 warrants granted in connection with a short term borrowing agreement in 2008, and

114,000,000 warrants granted in connection with services provided for the year ended December 31, 2013.

Recent Sales of Unregistered Securities

I     During the fourth quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at the per share price presented below reflecting satisfaction in interest payments on the outstanding notes:

November 6, 2013	16,000,000 shares in satisfaction of $6,000 in interest payments at $.000375 per share
November 12, 2013	17,000,000 shares in satisfaction of $6,820 in interest payments at $.0004 per share
November 27, 2013	19,000,000 shares in satisfaction of $26,600 in interest payments at $.0014 per share
December 11, 2013	35,000,000 shares in satisfaction of $12,000 in interest payments at $.00195 per share

II    During the fourth quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Merit Consulting as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at the per share price presented below reflecting satisfaction in interest payments on the outstanding notes:

November 13, 2013	20,009,900 shares in satisfaction of $7,503 in interest payments at $.000375 per share

III    During the fourth quarter of 2013, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Cape One as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at the per share price presented below reflecting satisfaction in interest payments on the outstanding notes:

November 13, 2013	20,000,000 shares in satisfaction of $12,000 in interest payments at $.0004 per share
December 2, 2013	23,000,000 shares in satisfaction of $9,200 in interest payments at $.0006 per share

IV    During the fourth quarter of 2013, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 common shares for each preferred share.

October 11, 2013	33,258,080 shares in conversion of 207,863 shares of Preferred C
November 11, 2013	38,161,760 shares in conversion of 238,511 shares of Preferred C

V    During the first quarter of 2014, the Company issued shares of common stock in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Platinum Long Term Growth IV as specified under the terms and conditions of the Preferred C shareholder agreement. These shares were converted at 160 common shares for each preferred share.

February 3, 2014	43,134,720 shares in conversion of 269,592 shares of Preferred C shares

IV     Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if such director or officer acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

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

General

NaturalNano (the “Company”), located in Rochester, New York, is engaged in the development and commercialization of material additives based on nanomaterials technology utilizing halloysite nanotubes (HNTs). The Company provides additives designed to improve the processing characteristics and mechanical properties of engineering thermoplastics and additives designed to optimize release of active agent such as vitamins and fragrance in cosmetics products. NaturalNano holds patents relating to the commercial use of HNTs in composite materials as well as specialized techniques used in the refinement and processing of HNTs and intermediaries that it ships to customers. HNT materials used as a surface treatment have also shown promise in medical research in stem cell collection and in trapping circulating cancer cells. The Company is also exploring surface treatments related to improved adhesion of protective coatings for polymer components used in several commercial applications.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2013 of $892,139 and had negative working capital of $6,327,900 and a stockholders' deficiency of $6,571,265 at December 31, 2013. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2013 the company owed $4,699,686 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 2). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of December 31, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received.

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

Comparison of Liquidity and Capital Resources

for the years ended December 31, 2013 and 2012

Operating activities

Net cash used in operating activities in the years ended December 31, 2013 and 2012 was $190,525 and $129,572, respectively. The net loss generated in 2013 was $0.3 million lower than the prior period reflecting the Company’s recognition of the $335,983 in stock based compensation expense from warrant grants in 2013. During 2012, the Company incurred a non-cash expense reflected as loss on modification of debt of $473,567 from forbearances received from Platinum, Platinum Advisors and Cape One.

Total non-cash adjustments to reconcile the net loss incurred to the cash used in operations aggregated $324,823 in 2013 and $784,723 in 2012.  For the twelve months ended December 31, 2013 and 2012 the company recognized non-cash expenses of $0 and $44,451, respectively, for depreciation and amortization on fixed assets as all capital assets were fully depreciated in 2012. During 2013 and 2012, the Company recorded a loss on modification of debt of $30,000 and $473,567 related to consideration given to lenders in exchange for forbearance agreements. During 2013 and 2012, the Company reduced outstanding liabilities through negotiations with certain vendors resulting in a net gain on the forgiveness of debt of $19,654 and $4,679 in 2013 and 2012, respectively.

We expect that total operational spending in 2014 will be comparable to the 2013 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

There was no net cash used in investing activities in the years ended December 31, 2013 or 2012, respectively.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2013 and 2012 was $184,365 and $134,000, respectively.

During 2013 the Company borrowed a total of $184,365 from Platinum and Alpha pursuant to the terms of the Senior Secured Promissory Note. These notes bear interest at the rate of 8% per annum and are now due and payable on June 30, 2014.

During 2013, the Company issued 138,500,000 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $10,013 of converted Longview Special Finance debt obligations and $139,507 in interest obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion prices ranging from $.000375 and $.00195 per common share. Also during 2013, the Company issued 45,882,335 shares of common stock to Merit (“Merit”) in payment of $28,981 in interest obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Merit using a conversion prices ranging from $.000375 and $.0009 per common share.

During 2013, the Company issued 64,000,000 shares of common stock to Cape One in payment of $9,900 of principal and $29,975 in interest obligations on the Senior Secured Convertible Notes. These shares were issued at prices ranging from $.0004 to $0.00825 per share in accordance with the debt agreement and the conversion rates in place at the time the conversions were made.

Results of Statement of Operations

For the years ended December 31, 2013 and 2012

Revenue and Gross Profit

During the twelve months ended December 31, 2013 and 2012, the Company recorded $147,362 and $136,611, respectively in revenue for products and samples. Gross margin from continuing operations of $117,749 and $ 125,638 reflects 80% and 92% of sales for these periods, respectively. The Company expects that it will experience significant variations in gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the year ended		Variance
	December 31,		Increase
Revenue, Cost of Goods, and Gross Profit	2013	2012	(decrease)
Halloysite based products, revenue	$147,362	$136,611	$10,751

Halloysite based products, cost of goods	29,613	10,973	(18,640)
Gross Margin	$117,749	$125,638	$(7,889)
Gross Margin %	80%	92%

Operating Expenses

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2014 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total research and development expenses decreased by $59,173 to $55,927 in the year ended December 31, 2013. The Company did not incur outside consulting services for research in 2013 and spent $3,407 less on patent maintenance filings than 2012. Consulting services were reduced in 2013 as product formulations developed in 2012 continue to be used in current sales with fewer new formulations requested by customers. There was no depreciation expense in 2013 as all laboratory assets were fully depreciated during 2012.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2013	2012	(decrease)
Salaries and benefits	$11,841	$-	$11,841
Patent Costs	3,334	6,741	(3,407)
Consulting Services	-	21,088	(21,088)
Rents & Utilities	39,349	33,117	6,232
Depreciation	-	44,451	(44,451)
All other	1,403	9,703	(8,300)
	$55,927	$115,100	$(59,173)

Total general and administrative expense for the year ended December 31, 2013 was $680,928 as compared to $368,334 for the year ended December 31, 2012.

Salaries and benefits increased 3% in 2013 over costs incurred in 2012 and professional services increased by 14% to $73,987. During the first and fourth quarters of 2013, the Company granted a total of 114,000,000 warrants to certain consultants, the Company’s CEO and the Company’s board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $324,525.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% % and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates ranged from $0.0014 to $0.0039 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero. On January 3, 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.01 per warrant share.  The warrants vest over three years, expire January 3, 2016 and contain a cashless exercise provision.  The 2011 warrant grant results in expense of $11,626 annual expense over the vesting period.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2013	2012	(decrease)
Salary & Benefits	$196,975	$191,758	$5,217
Legal and Professional Fees	73,987	64,652	9,335
Consulting Services	-	34,437	(34,437)
Insurance	5,375	3,935	1,440
Shareholder and Board	42,216	47,293	(5,077)
Travel and Entertainment	14,322	8,917	5,405
All other	12,071	5,716	6,355
General and administrative excluding stock based compensation	$344,946	$356,708	$(11,762)

Stock based compensation related to warrants	$335,982	$11,626	$324,356

Total general and administrative	$680,928	$368,334	$312,594

Management continues to actively assess the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for general and administrative expenses will continue to be controlled in 2014, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other expense for the year ended December 31, 2013 was $272,969 as compared $854,694 for the year ended December 31, 2012.

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. During the twelve months ended December 31, 2013 and 2012, the Company recognized a loss of $6,517 and $4,074 respectively relating to the changes in fair market value for these derivative liabilities.

In 2013, the Company recorded an expense of $30,000 in connection with debt modifications related to forbearance agreements signed during the year as opposed to $473,567 for debt modifications in 2012. These losses from debt modification were netted against gains on forgiveness of debt in each year of $19,654 and $4,769, respectively. The Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. These vendor concessions have been treated as gains in the period that the underlying agreements were reached. During 2013, the Company released $70,000 of deferred income from a prior year where management considered all conditions to income recognition had been met related to a research project from an interested party. This research was not extended beyond Phase I.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2013 or 2012.

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

Revenue Recognition

Revenue is generated from the delivery of Pleximer™ and sample products specifically formulated for customer applications. The Company earns and recognizes such revenue when the shipment of the sample products has occurred, title transfers, no further performance obligation exists, and when collection is reasonably assured.

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

As of the years ended December 31, 2013 and 2012, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2013 and considering industry and Company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2012, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2013. To the best of his knowledge, our Chief Executive Officer believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our Chief Executive Officer has assessed the effectiveness of our internal control over financial reporting. In making this assessment, this officer used the criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2013:

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2013 and December 31, 2012 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2013 and December 31, 2012 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As of December 31, 2013 there are two members of the Board of Directors, one of which is the CEO and President of the Company.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2013, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2013 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *

Alexander Ruckdäschel	41	Director	11/09/10

James Wemett	65	President and Director	02/16/09

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

The Board and Committees of the Board

The Company does not currently have an Audit Committee, Compensation Committee or a Nominating committee and has not established specific procedures for selecting candidates for director. However, in the past directors were nominated by a majority vote of the Board or stockholders. There is also no established procedure for shareholder communications with members of the Board or the Board as a whole. However, shareholders requests for communication are referred by the president of the Company for a response.

Code of Ethics

The Company has adopted a Code of Ethics for the Senior Executive Officer that is applicable to our principal executive officer and can be viewed on our website www.naturalnano.com.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(c)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
James Wemett President	2013	150,000	0	$151,845	0	0	0	20,000	$321,845
James Wemett President	2012	150,000	0	0	0	0	0	25,000	$175,000

(a)	The CEO’s board approved salary is $150,000 per annum. For the years ended 2013 and 2012, $39,300 and $26,200 respectively were paid in cash and $110,700 and $123,800 respectively have been accrued.
(b)	The amounts in the column “Stock Awards” reflect the warrants grant date fair value recognized for financial statement reporting purposes for common stock warrants granted.
(c)	The amounts in the column “Option Awards” reflect the grant date fair value to be recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans.
(d)	The amounts in the column “All Other Compensation” reflect the actual cash paid for being a member of the Board of Directors.

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

On February 26, 2013, the Company awarded 28,500,000 warrants to purchase common stock to two consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the date of grant, expire February 26, 2023 and contain a cashless exercise provision. On November 29, 2013, the Company awarded 54,000,000 warrants to purchase common stock to seven consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the date of grant, expire November 29, 2018 and contain a cashless exercise provision. On December 5, 2013, the Company awarded 31,500,000 warrants to purchase common stock to two consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the date of grant, expire December 5, 2018 and contain a cashless exercise provision.

The fair market value of the 2013 warrant grants was determined using the Black-Scholes model and was measured on the respective date of grant.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on February 26, 2013, November 29, 2013, and December 5, 2013 was $0.0014, $0.0030, and $0.0039, per share, respectively.  The expiration date used in the valuation model aligns with the warrant life.  The dividend yield was assumed to be zero. The fair market value of the 2013 warrants on the date of grant aggregated $324,525.

In 2011, Mr. Jim Wemett, the Company’s CEO, was awarded 882,353 warrant shares, each warrant share grants the right to purchase one share of common stock, at an exercise price of $0.17 per warrant share, vesting over three years.  The warrants expire January 3, 2016 and contain a cashless exercise provision.  The fair value of the warrant on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $34,879.  An expected volatility assumption of 150% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 3.36% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on January 3, 2011 was $0.0476 per share.  The expiration date used in the valuation model aligns with the warrant life of five years.  The dividend yield was assumed to be zero.

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

Outstanding Equity Awards at December 31, 2013

The following tables summarize information concerning outstanding equity awards held by the named executive officer at December 31, 2013.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Unexercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	705,882	None	$0.34	05/15/2015
James Wemett	882,353	None	$0.17	01/03/2016
James Wemett	15,000,000	None	$0.0014	2/26/2023
James Wemett	30,000,000	None	$0.0014	11/29/2018
James Wemett	10,500,000	None	$0.0014	12/5/2018

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	None	None	$0.00	N/A

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2013.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $20,000 for services provided in 2013.   See Executive Compensation above. The independent director received grants aggregating 9,000,000 common stock warrants in 2013 for serving as a board member.  Directors are reimbursed for their reasonable expenses incurred in attending all board meetings. Not all of the board members incurred expenses in attending board meetings.

The following table shows compensation earned for the fiscal year ended December 31, 2013 for our independent director who is not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Alexander Ruckdäschel	$ none	$15,900	$ none	$15,900

(1)	Certain columnar information required by Item 402(k) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the fiscal year ended December 31, 2013.
(2)	The independent director was granted 6 million warrants during the year ended December 31, 2103 with a fair market value of $15,900 determined using the Black Scholes valuation model.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 28, 2014 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 763 Linden Ave. Rochester, New York 14625. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after April 1, 2014. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3) (4)(5)	46,667,565	7.81%
Alexander Ruckdäschel Director	6,073,529	1.02%
All Directors and Executive Officers as a group (2 persons) (3) (4)	52,741,094	8.83%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)	Applicable percentage of ownership is based on 597,473,866 shares outstanding on March 27, 2014 together with applicable options and warrants for such stockholder. Shares subject to conversion currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
3)	Includes (i) 30,512 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership (ii) 705,882 warrants to purchase shares of common stock at $0.34 per share, (iii) 882,353 warrants to purchase shares of common stock at $0.17 per share and 45,000,000 warrants to purchase shares of common stock at $0.0014 per share.
4)	Includes currently exercisable options to purchase 58,824 shares of common stock at $0.85 per share held by Technology Innovations, LLC (“TI”). Our current Board member, James Wemett is an equity holder of TI, which previously owned 56.3% of our outstanding common stock.

5)	On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holder of the Series D Preferred Stock is entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Platinum Partners Long Term Growth IV and Alpha Capital Anstalt (as assigned by Longview Special Financing, Inc.) and Merit Consulting, LLC (as assigned by Platinum Advisors LLC)

March 7, 2007 Loan and Security Agreement and Related Warrants

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

During the year ended December 31, 2013, the Company issued 9,500,000 shares of common stock to Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) upon the conversion of $10,013 of outstanding principal due on the 8% Senior Secured Convertible Notes held by Longview Special Finance. During the year ended December 31, 2013, the Company also issued 129,000,000 shares of common stock to Alpha Capital Anstalt upon the conversion of $139,508 of interest due on the 8% Senior Secured Convertible Notes held by Longview Special Finance.

During the year ended December 31, 2013, the Company issued 45,882,335 shares of common stock to Merit Consulting, LLC upon the conversion of $28,981 of interest due on the 8% Senior Secured Convertible Notes.

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

The Loan and Security Agreement and the related underlying notes issued in accordance with the March 7, 2007 agreement had the original conversion price of $3.74 (as cited in the March 7, 2007 agreement) adjusted to a conversion price of $0.085. This conversion price was triggered as a result of the notes issued on September 29, 2008 thereby resulting in a reset of (a) the conversion price of the Initial Notes, (b) the exercise price of the warrants related to the Initial Notes and (c) the number of shares that may be purchased by such warrants.  The warrants issued in connection with the March 7, 2007 Loan and Security Agreement were adjusted under the anti-dilution provisions of the agreement, resulting in a new exercise price of $.085 per share.  On September 29, 2008, the Lenders also agreed to cancel warrants to purchase 71,702,945 shares of common stock at $.085 per share in exchange for 5,000,000 shares of preferred stock. These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014.

2009 Senior Secured Promissory Notes

During 2009, the Company entered into various Senior Secured Promissory Notes aggregating to $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes were available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on June 30, 2009 (the maturity date of the notes).  These notes have been extended numerous times through forbearance agreements and are now due and payable on April 16, 2013.  The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,415 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.  Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2011 Senior Secured Promissory Notes

During 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $87,750 and $37,250, respectively, with Platinum and Longview (“the 2011 Senior Secured Promissory Notes”). The 2011 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2011 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2012 Senior Secured Promissory Notes

During 2012, the Company entered into various Senior Secured Promissory Notes aggregating to $105,000 and $29,000, respectively, with Platinum and Longview (“the 2012 Senior Secured Promissory Notes”). The 2012 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2012 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2013.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2013 Senior Secured Promissory Notes

During 2013, the Company entered into various Senior Secured Promissory Notes aggregating to $184,365 with Platinum and Alpha (“the 2013 Senior Secured Promissory Notes”). The 2013 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2013 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2013 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and are payable in cash as follows: $21,000 due on June 30, 2013, $12,000 due July 25, 2013, $30,005 due on July 30, 2013, $49,400 due on September 30, 2013, $2,500 due October 30, 2013, $24,000 due November 30, 2013, $29,930 due January 30, 2014 and $15,530 due February 28, 2014. Past due amounts have been extended through forbearance agreements with the principal and interest now due on June 30, 2014.

Waivers of Default and Forbearance Agreements

The Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Alpha Capital Anstalt and Merit Consulting LLC effective September 30, 2013 (for Platinum), effective June 30, 2013 for Alpha and effective August 20, 2013 for Merit (collectively referred to as “the Lenders”) relating to the Company’s default on various terms and conditions with borrowing agreements.

The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2014 (for the debt outstanding from Platinum Long Term Growth, Alpha and Merit Consulting) unless extended by the lenders in their discretion.

Effective on September 30, 2013 the Company entered into a Forbearance Agreement with Platinum Long Term Growth LLC due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$20,000 8% Senior Secured Promissory Note due September 1, 2012,

$7,000 8% Senior Secured Promissory Note due September 30, 2012,

$13,500 8% Senior Secured Promissory Note due January 31, 2013 and

$12,500 8% Senior Secured Promissory Note due January 31, 2013.

Effective August 20, 2013 the Company entered into a Forbearance Agreement with Merit Consulting LLC relating to the Company’s default on $97,500 of 8% Senior Secured Notes due March 6, 2009.

Effective on June 30, 2013 the Company entered into a Forbearance Agreement with Alpha Capital Anstalt due to the Company’s default on various terms and conditions under the following borrowing agreements:

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

$9,000 Senior Secured Promissory Note due January 15, 2011,

$35,000 Senior Secured Promissory Note due June 30, 2011,

$2,250 Senior Secured Promissory Note due December 31, 2011,

$24,000 Senior Secured Promissory Note due September 30, 2012,

$2,500 Senior Secured Promissory Note due January 31, 2013, and the

$30,015 2013 Senior Secured Promissory Notes.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Merit Consulting agreed to forbear from demanding payments defined in these agreements until June 30, 2014.  Alpha Capital Anstalt agreed to forbear from demanding payments defined in these agreements until June 30, 2014.

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

During 2013, Alpha elected to convert 137,500 shares of Series B preferred shares owned by Longview into 22,000,000 common shares at the conversion rate of 160 common shares per each Series B share. Longview has assigned its Series B preferred stock ownership to Alpha Capital Anstalt.

During 2013, Platinum elected to convert 1,192,229 shares of their Series C preferred shares into 190,756,640 common shares at the conversion rate of 160 common shares per each Series C share.

During the first quarter of 2014 the Company issued an aggregate of 43,134,720 shares of our common stock to Platinum in satisfaction of the conversion of 269,592 Preferred C shares.

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

The aggregate fees billed or expected to be billed by for services performed by Freed Maxick CPAs, P.C. for the years ended December 31, 2013 and 2012 are as follows:

	2013		2012

Audit Fees		$57,000		$61,000

Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2013 and 2012 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q.

AUDIT RELATED FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two fiscal years other than reported above.

TAX FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

ALL OTHER FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two fiscal years other than reported above.

Pre-Approval Policies and Procedures

In the absence of an Audit Committee, the Board of Directors approves all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

Item 15.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc., Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.2	Amended and Restated By-laws of NaturalNano, Inc.	(83)
4.1	NaturalNano, Inc. Amended and Restated 2007 Incentive Stock Plan #	(46)
4.2	NaturalNano, Inc. 2005 Incentive Stock Plan #	(4)
4.3	Form of Non-Qualified Stock Option Agreement #	(5)
	NaturalNano, Inc. 2011 Incentive Stock Plan #	(110)
	NaturalNano, Inc. 2012 Incentive Stock Plan #	(118)
4.4	Non-Qualified Stock Option Agreement dated July 24, 2006 between NaturalNano, Inc. and Cathy A. Fleischer #	(6)
4.5	Non-Qualified Stock Option Agreement dated December 7, 2006 between NaturalNano, Inc. and Sir Harold Kroto #	(7)
4.6	Registration Rights Agreement dated as of December 22, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(8)
4.7	Form of Subscription Agreement for the Purchase of Convertible Notes of NaturalNano, Inc.	(9)
4.8	Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(10)
4.9	Registration Rights Agreement, dated March 7, 2007, by and among NaturalNano, Inc., and the Investors named therein	(11)
4.10	Observation Rights Agreement dated July 20, 2007 among NaturalNano, Inc., Technology Innovations, LLC, Michael L. Weiner and Ross B. Kenzie	(12)
4.11	Warrant for 4,770,000 shares of Common Stock issued to SBI Brightline XIII	(13)
4.12	Warrant for 4,500,000 shares of Common Stock issued to SBI USA, LLC	(14)
4.13	Form of 8% Senior Secured Promissory Notes due March 7, 2009 issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(15)
4.14	Form of Series A Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(16)
4.15	Form of Series B Common Stock Purchase Warrants issued pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(17)
4.16	Form of Series C Common Stock Purchase Warrants issued to Platinum Advisors LLC pursuant to the Loan and Security Agreement, dated March 7, 2007, by and among NaturalNano, Inc., NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(18)
4.16.1	Certificate of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series A Preferred Stock	*
4.17	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series B Preferred Stock.	(2.1)
4.18	Certificate Of Designation Of Rights, Preferences, Designations, Qualifications And Limitations Of The Series C Preferred Stock.	(2.2)
4.19	NaturalNano, Inc. 2008 Incentive Stock Plan #	(55)
	NaturalNano, Inc. 2009 Incentive Stock Plan #	(56)
10.1	Lease Agreement – Schoen Place	(19)
10.2	Amendment No. 1 to Lease between Schoen Place, LLC and NaturalNano, Inc.	(20)
10.3	Exclusive License Agreement between Technology Innovations, LLC and NaturalNano, Inc. effective as of January 24, 2006	(21)
10.4	Joint Research Agreement between Nanolution, LLC and NaturalNano, Inc. dated as of May 25, 2005	(22)
10.5	Patent Assignments dated March 2, 2007 and March 5, 2007 by and between Technology Innovations, LLC and NaturalNano Research, Inc.	(23)
10.6	Amended and Restated License Agreement between Ambit Corporation and NaturalNano, Inc., effective as of October 1, 2006	(24)
10.7	Nonexclusive License between NaturalNano and U.S. Department of the Navy at Naval Research Laboratory	(25)
10.8	Employment Agreement with Cathy A. Fleischer, Ph.D. #	(26)
10.9	Employment Letter of Michael D. Riedlinger and Amendment No. 1 thereto #	(27)
10.10	Separation Agreement and Mutual Release dated as of October 31, 2006 between NaturalNano, Inc. and Michael D. Riedlinger #	(28)
10.11	Employment Letter of Kathleen A. Browne and Amendment No. 1 thereto #	(29)
10.12	Employment Letter of Sarah Cooper #	(30)
10.13	Stock Purchase Agreement dated March 30, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(31)
10.14	Termination Agreement dated July 9, 2006 between SBI Brightline XIII, LLC and NaturalNano, Inc.	(32)
10.15	Stock Purchase Agreement dated July 9, 2006 between NaturalNano, Inc. and SBI Brightline XIII, LLC	(33)
10.16	Line of Credit Agreement dated as of December 29, 2004 between NaturalNano, Inc. and Technology Innovations, LLC	(34)

10.17	Line of Credit Agreement dated as of June 28, 2006 between NaturalNano, Inc. and Technology Innovations, LLC	(35)
10.18	Promissory Note dated June 28, 2006 to the order of Technology Innovations, LLC	(36)
10.19	Letter from Technology Innovations, LLC to Platinum Advisors LLC, as Agent, and the Investors named therein	(37)
10.20	Pledge Agreement, dated March 7, 2007, by and among NaturalNano, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(38)
10.21	Patent Security Agreement, dated March 7, 2007, by and among NaturalNano Research, Inc., Platinum Advisors LLC, as Agent, and the Investors named therein	(39)
10.22	Warrant Purchase Agreement dated August 9, 2006 between NaturalNano, Inc. and Crestview Capital Master, LLC	(40)
10.23	Joint Development Agreement dated April 23, 2007 between Nylon Corporation of America and NaturalNano, Inc.	(47)
10.24	Joint Development Agreement dated April 24, 2007 between Cascade Engineering, Inc. and NaturalNano, Inc.	(47)
10.25	Joint Development Agreement dated July 18, 2007 between Pactiv Corporation and NaturalNano, Inc.	(47)
10.26	Employment Agreement with Kent A. Tapper #	(41)
10.27	Partially Exclusive License between NaturalNano, Inc. and United States Department of the Navy at Naval Research Laboratory, dated October 3, 2007.	(42)
10.28	Lease Agreement between Cottrone Development Co., Inc. and NaturalNano, Inc. dated December 7, 2007.	(43)
10.29	Promissory Note dated June 6, 2008 to the order of Ross B. Kenzie	(84)
10.30	Warrant purchase agreement dated June 6, 2008 between NaturalNano, Inc. and Ross B. Kenzie	(85)
10.31	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $150,000, payable to the order of Platinum Long Term Growth IV, LLC.	(48)
10.32	8% Senior Secured Promissory Note Due March 6, 2009, in the principal amount of $20,000, payable to the order of Longview Special Financing Inc.	(49)
10.33	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(50)
10.34	Agreement with Technology Innovations, LLC, dated August 1, 2008.	(51)
10.35	Loan and Security Agreement, dated September 29, 2008, by and among investors listed on Schedule 1 thereto, and Platinum Advisors LLC, as agent for the investors.	(2.3)
10.36	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on September 29, 2008, in the amount of $190,000.	(2.4)
10.37	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on September 29, 2008, in the amount of $30,000.	(2.5)
10.38	Form of Forbearance Agreement, dated September 29, 2008.	(2.6)
10.39	Joint Development and Supply Agreement, dated October 20, 2008.	(52)
10.40	8% Senior Secured Promissory Note Due January 31, 2010, made to Platinum Long Term Growth IV, LLC on October 31, 2008, in the amount of $59,500.	(53)
10.41	8% Senior Secured Promissory Note Due January 31, 2010, made to Longview Special Financing Inc. on October 31, 2008, in the amount of $25,500.	(54)
10.43	Letter Agreement dated April 8, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, and the $25,500 Senior Secured Promissory Note due January 31, 2010	(80)
10.44	Letter Agreement dated April 8, 2009 with Platinum Advisors LLC regarding their forbearance $97,500 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007 (together the “Notes”)	(81)
10.45	Letter Agreement dated April 8, 2009 with Platinum Long Term Growth IV, LLC, regarding forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes”)	(82)
10.46	Series C Amendment	(57)
10.47	Letter Agreement dated May 20, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010.	(60)
10.48	Letter Agreement dated May 20, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(61)
10.49	Letter Agreement dated May 20, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010.	(62)

10.50	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $34,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(63)
10.51	8% Senior Secured Promissory Note dated as of April 3, 2009 in the original principal amount of $136,375.98 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(64)
10.52	8% Senior Secured Promissory Note dated as of April 17, 2009 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(58)
10.53	8% Senior Secured Promissory Note dated as of May 12, 2009 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(59)
10.54	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and the $14,941.34 8% Senior Secured Promissory Note, issued on or about February 20, 2009 (together the “Notes")	(65)
10.55	Letter Agreement dated August 31, 2009 with Platinum Advisors LLC regarding their forbearance with respect to $97,500 8% Senior Secured Promissory Note due March 6, 2009 (the “Notes”).	(66)
10.56	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, and the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 (together the "Notes")	(67)
10.57	Letter Agreement dated August 31, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $136,375.98, the 8% Senior Secured Promissory Note, dated as of April 17, 2009, in the original principal amount of $5,000, and the 8% Senior Secured Promissory Note, dated as of May 12, 2009, in the original principal amount of $15,000 (collectively the "Notes")	(68)
10.58	Letter Agreement dated August 31, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the 8% Senior Secured Promissory Note, dated as of April 3, 2009, in the original principal amount of $34,750 (the "Note") from NaturalNano, Inc. and NaturalNano Research, Inc. (jointly and severally, the "Borrower") to Longview Special Financing, Inc. (the "Lender")	(69)
10.59	Letter Agreement dated as of October 2, 2009 with Platinum Long Term Growth IV, LLC (“Platinum”) to pay Platinum the sum $25,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(70)
10.60	Letter Agreement dated as of October 22, 2009 with Longview Special Finance, Inc. (“Longview”) to pay Longview sum $40,000 plus interest of 16% per annum within 10 days of the date of the Agreement.	(71)
10.61	Letter Agreement dated November 10, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, the $190,000 Senior Secured Promissory Note due January 31, 2010, the $59,500 Senior Secured Promissory Note due January 31, 2010, the $136,376 8% Senior Secured Promissory Note, $5,000 due June 30, 2009, $15,000 due June 30, 2009, $25,000 due October 12, 2009.	(72)
10.62	Letter Agreement dated November 12, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to $500,000 8% Senior Secured Promissory Note due March 6, 2009, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, the $30,000 Senior Secured Promissory Note due January 31, 2010, the $25,500 Senior Secured Promissory Note due January 31, 2010, the $34,750 8% Senior Secured Promissory Note due June 30, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(73)
10.63	Letter Agreement dated November 17, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured promissory notes due March 6, 2009.	(74)
10.63	Form of a Subscription Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(75)
10.64	Form of a Subordinated Secured Convertible Promissory Note, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Borrower.	(76)
16.65	Form of a Common Stock Purchase Warrant, dated as of November 30, 2009 (Right to Purchase 45,000,000 shares of Common Stock of NaturalNano, Inc)	(77)
10.66	Form of a Security Agreement, dated as of November 30, 2009, by and between NaturalNano, Inc. and the Subscribers.	(78)
10.67	Letter Agreement, dated November 30, 2009 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(79)

10.68	Letter Agreement, dated November 30, 2009 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(86)
10.69	Letter Agreement, dated March 20, 2010 with Cape One Financial LP regarding their forbearance with respect to the $225,000 10% Subordinated Secured Promissory Note.	(87)
10.70	Letter Agreement, dated November 30, 2009 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(88)
10.71	Consent Agreement, dated November 30, 2009, by and between Platinum Long Term Growth IV, LLC, Platinum Advisors LLC and Longview Special Finance Inc.(“Senior Creditors”) and NaturalNano, Inc. (“Company’) regarding the Senior Creditors’ consent to the issuance by the Company of a subordinate convertible promissory note in the aggregate principal amount of $225,000 (the “Junior Note”), convertible (subject to adjustment) at a conversion price of $.005 per share of Common Stock of the Company.	(89)
10.72	Settlement dated March 17, 2010 from Technology Innovations, LLC in favor of NaturalNano, Inc.	(90)
10.75	Letter Agreement effective as of June 30, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(91)
10.76	Letter Agreement effective as of June 30, 2010 with Pla Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(92)
10.77	8% Senior Secured Promissory Note dated as of July 21, 2010 in the original principal amount of $3,846.15 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(93)
10.78	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(94)
10.79	Letter Agreement effective as of August 10, 2010 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 and the $40,000 16% Senior Secured Promissory Note due November 1, 2009.	(95)
10.80	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $16,293 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(96)
10.81	8% Senior Secured Promissory Note dated as of October 20, 2010 in the original principal amount of $3,077 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(97)
10.82	Letter Agreement effective as of October 22, 2010 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $70,961.12 (together the “Notes”).	(98)
10.83	Letter Agreement effective as of October 22, 2010 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(99)
10.85	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(100)
10.86	8% Senior Secured Promissory Note dated as of November 12, 2010 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC	(101)
10.87	Letter Agreement effective as of March 15, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(104)
10.88	Letter Agreement effective as of March 15, 2011 with Platinum Advisors, LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(105)
10.89	Letter Agreement effective as of April 4, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $158,884 (together the “Notes”).	(106)

10.90	Letter Agreement effective as of April 5, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009 and one or more secured bridge notes in the current principal amount of $15,923 (together the “Notes”).	(107)
10.91	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $2,250 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance Inc.	(108)
10.92	8% Senior Secured Promissory Note dated as of April 15, 2011 in the original principal amount of $12,750 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(109)
10.93	Letter Agreement effective as of June 30, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $186,634 (together the “Notes”).	(111)
10.94	Letter Agreement effective as of June 30, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(112)
10.95	Letter Agreement effective as of June 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(113)
10.96	Letter Agreement effective as of June 30, 2011 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.	(114)
10.97	8% Senior Secured Promissory Note dated as of September 21, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(115)
10.98	8% Senior Secured Promissory Note dated as of October 11, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(116)
10.99	Letter Agreement effective as of September 30, 2011 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2011.	(117)
10.100	8% Senior Secured Promissory Note dated as of December 1, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(118)
10.101	Letter Agreement effective as of December 8, 2011 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $246,634 (together the “Notes”).	(119)
10.102	Letter Agreement effective as of December 8, 2011 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(120)
10.103	8% Senior Secured Promissory Note dated as of December 16, 2011 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(121)
10.104	Letter Agreement effective as of January 1, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(122)

10.105	Letter Agreement effective as of January 17, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(123)
10.106	8% Senior Secured Promissory Note dated as of February 10, 2012 in the original principal amount of $25,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(124)
10.107	8% Senior Secured Promissory Note dated as of March 5, 2012 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(125)
10.108	8% Senior Secured Promissory Note dated as of April 16, 2012 in the original principal amount of $15,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(126)
10.109	Letter agreement effective as of April 16, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(127)
10.110	Letter Agreement effective as of April 16, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(128)
10.111	Letter Agreement effective as of April 16 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $283,634 (together the “Notes”).	(129)
10.112	Letter Agreement effective as of April 16, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(130)
10.113	Letter Agreement effective as of June 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(131)
10.114	Letter Agreement effective as of July 16, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $212,673 (together the “Notes”).	(132)
10.115	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $7,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	(133)
10.116	8% Senior Secured Promissory Note dated as of July 19, 2012 in the original principal amount of $24,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	(134)
10.117	Letter Agreement effective as of July 25, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(135)
10.118	Letter Agreement effective as of June 15, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $127,923.	(136)
10.119	Letter Agreement effective as of September 30, 2012 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	(137)
10.120	Letter Agreement effective as of September 30, 2012 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $325,634 (together the “Notes”).	(138)

10.121	Letter Agreement effective as of September 30, 2012 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	(139)
10.122	Letter Agreement effective as of September 30, 2012 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $53,173.	(140)
10.123	8% Senior Secured Promissory Note dated as of October 7, 2012 in the original principal amount of $13,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.124	8% Senior Secured Promissory Note dated as of November 15, 2012 in the original principal amount of $12,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.125	8% Senior Secured Promissory Note dated as of November 15, 2012 in the original principal amount of $2,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	*
10.126	Letter Agreement effective as of January 31, 2013 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	*
10.127	Letter Agreement effective as of January 31, 2013 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	*
10.128	Letter Agreement effective as of January 31, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $150,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $190,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $59,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008 and one or more secured bridge notes in the current principal amount of $466,049 (together the “Notes”).	*
10.129	Letter Agreement effective as of January 31, 2013 with Longview Special Finance Inc. regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $82,173.	*
10.130	8% Senior Secured Promissory Note dated as of February 4, 2013 in the original principal amount of $3,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Longview Special Finance.	*
10.131	8% Senior Secured Promissory Note dated as of February 4, 2013 in the original principal amount of $17,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.132	8% Senior Secured Promissory Note dated as of March 6, 2013 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.133	8% Senior Secured Promissory Note dated as of March 14, 2013 in the original principal amount of $25,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.134	8% Senior Secured Promissory Note dated as of March 19, 2013 in the original principal amount of $5,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.	*
10.135	Assignment of Longview Special Finance interest in 8% Senior Secured Promissory Note dated as of February 19, 2013 to Alpha Capital.	*
10.136	8% Senior Secured Promissory Note dated as of April 4, 2013 in the original principal amount of $20,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.137	8% Senior Secured Promissory Note dated as of April 4, 2013 in the original principal amount of $10,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.	*
10.138	8% Senior secured Promissory Note Assignment dated May 1, 2013 between NaturalNano, Inc. and Merit Consulting, LLC.	*
10.139	Letter Agreement effective as of April 16, 2013 with Platinum Advisors LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.
10.140	Letter agreement effective as of April 16,2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due march 6, 2009 $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Note due January 31, 2010, $136,375 8% Senior Secured Promissory Note due January 10, 2012, $5,000 8% Senior Secured Promissory Note due June 30,2009, $15,000 8% Senior Secured Promissory Note June 30, 2009, $25,000 8% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $280,673 (together the “Notes”).	*
10.141	8% Senior Secured Promissory Notes dated as of May 20, 2013 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.142	8% Senior Secured Promissory Note dated as of June 28, 2013 in the original principal amount of $2,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital.	*
10.143	8% Senior secured Promissory Note dated as of July 25, 2013 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.144	Letter Agreement effective as of June 30, 2013 with Merit Consulting LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	*
10.145	Letter Agreement effective as of June 30, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due March 6, 2009, $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Promissory Note due January 31, 2010, $136,375 8% Senior Secured Promissory Note due January 31, 2010, $5,000 8% Senior Secured Promissory Note due June 30, 2009, $15,000 8% Senior Secured Promissory Note due June 30, 2009, $25,000 16% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $298,173 (together the “Notes”).	*
10.146	Letter Agreement effective as of June 30, 2013 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	*
10.147	Letter Agreement effective as of August 15, 2013 with Alpha Capital Anstalt regarding their forbearance with respect to Letter Agreement regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $82,173.	*
10.148	8% Senior secured Promissory Note dated as of July 2, 2013 in the original principal amount of $2,400 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.149	8% Senior secured Promissory Note dated as of July 2, 2013 in the original principal amount of $20,400 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.150	8% Senior secured Promissory Note dated as of July 2, 2013 in the original principal amount of $3,600 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	*
10.151	8% Senior secured Promissory Note dated as of October 15, 2013 in the original principal amount of $3,600 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	*
10.152	Letter Agreement effective as of September 30, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due March 6, 2009, $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Promissory Note due January 31, 2010, $136,375 8% Senior Secured Promissory Note due January 31, 2010, $5,000 8% Senior Secured Promissory Note due June 30, 2009, $15,000 8% Senior Secured Promissory Note due June 30, 2009, $25,000 16% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $330,573 (together the “Notes”).	*
10.153	Letter Agreement effective as of September 30, 2013 with Cape One Financial regarding their forbearance with respect to the $225,000 10% Senior Secured Convertible Note due March 1, 2010.	*
10.154	8% Senior secured Promissory Note dated as of October 24, 2013 in the original principal amount of $3,900 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	**
10.155	8% Senior secured Promissory Note dated as of November 27, 2013 in the original principal amount of $1,500 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	**
10.156	8% Senior secured Promissory Note dated as of February 5, 2014 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	**
10.157	8% Senior secured Promissory Note dated as of November 13, 2013 in the original principal amount of $12,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.158	8% Senior secured Promissory Note dated as of December 2, 2013 in the original principal amount of $14,025 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.159	8% Senior secured Promissory Note dated as of February 5, 2014 in the original principal amount of $51,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.160	Letter Agreement effective as of September 30, 2013 with Platinum Long Term Growth IV, LLC regarding their forbearance with respect to the $2,750,000 8% Senior Secured Notes due March 6, 2009, $150,000 8% Senior Secured Notes due March 6, 2009, $59,500 8% Senior Secured Notes due January 31, 2010, $190,000 8% Senior Secured Promissory Note due January 31, 2010, $136,376 8% Senior Secured Promissory Note due January 31, 2010, $5,000 8% Senior Secured Promissory Note due June 30, 2009, $15,000 8% Senior Secured Promissory Note due June 30, 2009, $25,000 16% Senior Secured Promissory Note due October 12, 2009, and one or more secured bridge notes in the current principal amount of $313,173 (together the “Notes”).	**
10.161	Letter Agreement effective as of June 30, 2013 with Alpha Capital Anstalt regarding their forbearance with respect to Letter Agreement regarding their forbearance with respect to the $500,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about March 6, 2007, the $20,000 8% Senior Secured Promissory Note due March 6, 2009, issued on or about August 4, 2008, the $30,000 Senior Secured Promissory Note due January 31, 2010, issued on or about September 29, 2008, the $25,500 Senior Secured Promissory Note due January 31, 2010, issued on or about October 31, 2008, the $34,750 16% Senior Secured Promissory Note due January 31, 2010 issued on or about April 3, 2009, the $40,000 16% Senior Secured Promissory Note due November 1, 2009 issued on or about October 22, 2009, and one or more secured bridge notes in the current principal amount of $48,923.	**
10.162	Letter Agreement effective as of September 30, 2013 with Cape One Master Fund II lp regarding their forbearance with respect to the $225,000 8% Senior Secured Convertible Note due March 1, 2010, $30,000 8% Senior Secured Convertible Note due March 8, 2011, $25,000 8% Senior Secured Convertible Note due January 17, 2012, $30,000 8% Senior Secured Convertible Note due June 30, 2012, and $30,000 8% Senior Secured Convertible Note due June 30, 2014.	**
10.163	Letter Agreement effective as of August 20, 2013 with Merit Consulting LLC regarding their forbearance with respect to the $97,500 8% Senior Secured Promissory Note due March 6, 2009.	**
10.164	8% Senior secured Promissory Note dated as of January 8, 2014 in the original principal amount of $3,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	**
10.165	8% Senior secured Promissory Note dated as of January 9, 2014 in the original principal amount of $17,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Platinum Long Term Growth IV, LLC.	**
10.166	8% Senior secured Promissory Note dated as of January 24, 2014 in the original principal amount of $200,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. to Alpha Capital Anstalt.	**
14.1	Code of Ethics for CEO and Senior Financial Officer	(44)
21.1	Subsidiaries	(45)
23.1	Consent of Freed Maxick CPAs, P.C.	**
31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	**
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Deficiency (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.	**

31

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

Signature	Title	Date

/s/James Wemett	President and Director	March 31, 2014
James Wemett	(Principal Executive Officer)
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

Signature	Title	Date

/s/ James Wemett	President and Director	March 31, 2014
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

Signature	Title	Date

/s/ Alexander Ruckdäschel	Director	March 31, 2014
Alexander Ruckdäschel

NATURALNANO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NaturalNano, Inc

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 31, 2014

NaturalNano, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash	$-	$6,160
Accounts Receivable	23,206	5,400
Inventory	13,246	19,480
Prepaid expenses, and other current assets	7,040	10,196
Total current assets	43,492	41,236

Total Assets	$43,492	$41,236
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (See Note 2)	$4,088,425	$3,893,972
Accounts payable	448,127	502,814
Accrued expenses	100,331	96,343
Accrued interest	611,261	444,131
Accrued payroll	978,340	871,610
Deferred revenue	30,000	100,000
Registration rights liability	82,489	82,489
Derivative liabilities	32,419	25,732
Total current liabilities	6,371,392	6,017,091

Total Liabilities	6,371,392	6,017,091

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 5,000 at December 31, 2013 with an aggregate liquidation preference of $10	425	14,111
Series C - issued and outstanding 2,857,266 at December 31, 2013 with an aggregate liquidation preference value of $5,715	242,940	153,648
Commitments and contingencies (See Note 8)
Stockholders’ Deficiency
Common Stock - $.001 par value 800,000,000 authorized, issued and outstanding 554,339,146 and 93,200,171, respectively	554,339	93,200
Series D – issued and outstanding 100 at December 31, 2013	-	-
Additional paid in capital	21,176,747	21,159,134
Non-controlling interest in subsidiary	-	14,264
Accumulated deficit	(28,302,351)	(27,410,212)
Total stockholders' deficiency	(6,571,265)	(6,143,614)
Total liabilities and stockholders' deficiency	$43,492	$41,236

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2013	2012
Income:
Revenue	$147,362	$136,611
Cost of goods sold	29,613	10,973
Gross profit	117,749	125,638
Operating expenses:
Research and development	55,927	115,100
General and administrative excluding stock based compensation	344,946	356,708
Stock based compensation related to warrants	335,982	11,626
Total operating expenses	736,855	483,434

Loss from Operations	(619,106)	(357,796)

Other income (expense):
Interest expense	(365,593)	(381,732)
Net loss on derivative liability	(6,517)	(4,074)
Net loss on forgiveness/modification of debt	(10,346)	(468,888)
Other income	70,114	-
Gain on dissolution of Combotexs	39,373	-
	(272,969)	(854,694)
Net loss from continuing operations	(892,075)	(1,212,490)
Net income from discontinued operations	11,115	15,927
Loss on write-off of discontinued operations	(11,179)	-
Consolidated net loss attributable to the controlling interest	$(892,139)	$(1,196,563)

Less: Preferred stock conversion inducement	-	(12,235)

Consolidated net loss attributable to the common shareholders	$(892,139)	$(1,208,798)

Continuing operations loss per common share basic and diluted	$(0.00)	$(0.02)
Discontinued operations loss per common share basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	291,684,785	50,116,924

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

					Additional		Non-controlling
	Common Stock		Preferred Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	in Subsidiary	Deficiency
Balance at December 31, 2011	23,403,671	$23,404	4,897,500	$4,898	$19,977,329	$(26,213,649)	$14,264	$(6,193,754)
Grant of common stock for services @:
$0.005 to $.0007 per share	1,764,706	1,765			9,035			10,800
Issuance of common stock as interest payment	9,321,155	9,321			235,563			244,884
Warrant issued for services					11,626			11,626
Shares issued on debt conversion	13,594,382	13,594			969,991			983,585
Series B preferred shares converted to common shares	10,035,294	10,035	(486,250)	(486)	(9,549)			-
Series C preferred shares converted to common shares	5,633,283	5,633	(35,207)	(35)	(5,598)			-
Transfer of preferred shares to temporary equity			(4,376,043)	(4,377)				(4,377)
Post-transfer conversion of 18,750 preferred B shares to common stock	3,000,000	3,000			(2,981)			19
Post-transfer conversion of 165,298 preferred B shares to common stock	26,447,680	26,448			(26,282)			166
Net loss for the twelve months ended 12/31/12						(1,196,563)		(1,196,563)
Balance at December 31, 2012	93,200,171	$93,200	-	$-	$21,159,134	$(27,410,212)	$14,264	$(6,143,614)
Issuance of common stock as interest payment	226,882,335	226,882			(28,418)			198,464
Warrants issued for services					335,983			335,983
Shares issued on debt conversion	21,500,000	21,500			(1,587)			19,913
Series B preferred shares converted to common shares and change in value	22,000,000	22,000			(8,314)			13,686
Series C preferred shares converted to common shares and changed in value	190,756,640	190,757			(280,051)			(89,294)
Net loss for the twelve months ended 12/31/13						(892,139)		(892,139)
Dissolution of Non-controlling interest							(14,264)	(14,264)
Issuance of Series D preferred shares			100
Balance at December 31, 2013	554,339,146	$554,339	100	$-	$21,176,747	$(28,302,351)	$-	$(6,571,265)

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss attributable to controlling interest	$(892,139)	$(1,196,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	44,451
Fair value adjustment of derivative liabilities	6,688	4,074
Issuance of warrants for services	335,983	11,626
Loss on modification of debt	30,000	473,567
Non-cash gain on forgiveness of debt	(19,654)	(4,679)
Gain on dissolution of Combotexs	(39,373)	-
Loss on write off of discontinued operations	11,179	-
Issuance of stock for services	-	10,800
Issuance of stock for interest	-	244,884
Changes in operating assets and liabilities:
Decrease( increase) in accounts receivable	(19,756)	6,136
Decrease (increase) in inventory	(2,995)	1,113
Decrease (increase) in other current assets	3,156	(163)
Increase in accounts payable, accrued payroll and accrued expenses	466,386	279,182
Decrease in deferred revenue	(70,000)	-
Decrease in derivative liability	-	(4,000)
Net cash used in operating activities	(190,525)	(129,572)
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	184,365	134,000
Net cash provided by financing activities	184,365	134,000
Decrease in cash and cash equivalents	(6,160)	4,428
Cash and cash equivalents at beginning of year	6,160	1,732
Cash and cash equivalents at end of year	$0	$6,160

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$19,913	$983,585

See notes to consolidated financial statements

NaturalNano, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

In the second quarter of 2013, the Company filed a Certificate of Dissolution for Combotexs, LLC with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs (a dormant New York limited liability company.) Prior to this action, the Company had a 51% controlling interest in Combotexs.  The dissolution was accepted by NYS in the third quarter of 2013. As a result of these actions, the non-controlling interest in subsidiary in the stockholders deficiency section of the balance sheet was eliminated in the third quarter of 2013 in the amount of $14,264 and a gain of $39,373 was taken in the third quarter of 2013 which was attributed to the release of outstanding liabilities.

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

Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for 2013 of $892,139 and had negative working capital of $6,327,900 and a stockholders' deficiency of $6,571,265 at December 31, 2013. Since inception the Company’s operations have been funded through a combination of convertible debt from private investors and from cash advances from its former parent and majority shareholder Technology Innovations, LLC. These factors, among others, indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to extend the terms of its existing obligations, to obtain additional financing and, ultimately, to attain successful operations.

As of December 31, 2013 the company owed $4,699,686 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 2). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of December 31, 2013, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received.

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

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which could, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts.  Included in the Accounts Receivable at December 31, 2013 is $10,500 due from Checklist Boards Corporation which is 50% owned by the Company’s CEO. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2013 and 2012 no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market value. When halloysite nanotubes or Pleximer™ held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) in cost of goods sold will be charged as customer shipments are made. Overhead costs are applied to inventory during production and included in cost of goods sold.

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

Property and equipment, at cost, consists of the following:

	2013	2012	Useful Life

Lab equipment	$564,234	$564,234	5 years
Leasehold Improvements	118,120	118,120	3-15 years
	682,354	682,354
Accumulated depreciation and amortization	(682,354)	(682,354)

Net property and equipment	$-	$-

Accrued Payroll

The Company accrues for earned and unused vacation benefits and deferred compensation costs for amounts contractually owed to employees.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2013 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Revenue Recognition

Revenue is generated from the delivery of Pleximer™ and sample products specifically formulated for customer applications and production. The Company earns and recognizes such revenue when the shipment of the sample products has occurred, title transfers, no further performance obligation exists, and when collection is reasonably assured.

Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

Other Income

During 2013, the Company released $70,000 of deferred income from a prior year where management considered all conditions to income recognition had been met related to a research project from an interested party. This research was not extended beyond Phase I.

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

As of December 31, 2013 there were 1,678,082,198 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with the Company’s lenders. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. As of December 31, 2013, the Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Subsequent to December 31, 2013, 43,134,720 common shares were issued upon conversion of the instruments noted above which will dilute any potential future earnings.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued expenses, notes payable and derivative liabilities. Fair values for all instruments except for derivative liabilities and convertible notes payable were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the derivative liabilities is discussed further in Note 3. The fair value of the Company’s convertible notes payable is estimated be less than the carrying value at December 31, 2013 based upon overall value of the company, lack of authorized shares underlying the conversion of the instruments, and the lack of liquid market for the volume of shares issuable upon conversion of the entire outstanding balance.

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

2.      NOTES PAYABLE

Notes payable as of December 31, 2013 and 2012, respectively consisted of the following:

Notes Payable	2013	2012
Senior Secured Convertible Notes	$3,124,403	$3,134,415
Senior Secured Promissory Notes	692,922	508,557
Subordinated Secured Convertible Note	271,100	251,000
Total	$4,088,425	$3,893,972

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of December 31, 2013, Notes payable on the balance sheet includes $3,817,325 ($3,642,972 at December 31, 2012) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Merit Consulting, LLC (to whom Platinum Advisors has assigned their ownership interest in notes receivable from the Company) have granted waivers of default on their outstanding principal balance of $3,188,399 through June 30, 2014. Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) has granted a waiver of default on their outstanding principal of $628,926 through March 31, 2014.

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

During the year ended December 31, 2013, the Company issued 9,500,000 shares of common stock to Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) upon the conversion of $10,013 of outstanding principal due on the 8% Senior Secured Convertible Notes held by Longview Special Finance. During the year ended December 31, 2013, the Company also issued 129,000,000 shares of common stock to Alpha Capital Anstalt upon the conversion of $139,508 of interest due on the 8% Senior Secured Convertible Notes held by Longview Special Finance.

During the year ended December 31, 2013, the Company issued 45,882,335 shares of common stock to Merit Consulting, LLC upon the conversion of $28,981 of interest due on the 8% Senior Secured Convertible Notes.

During 2012 the Company issued an aggregate of 11,053,941 shares of our common stock to Platinum in satisfaction of $939,585 of principal and an aggregate of 5,697,038 shares of our common stock to Platinum in satisfaction of $172,393 of interest due on the 8% Senior Secured Convertible Notes.

The Initial Notes March 7, 2007

On March 7, 2007, we entered into a Loan and Security Agreement (the “Purchase Agreement”) for $3,347,500 (the “Initial Notes”) consisting of $3,250,000 8% senior secured convertible notes and a note for $97,500 as partial consideration of due diligence fees with Platinum Partners Long Term Growth IV (“Platinum”), Longview Special Financing, Inc. (“Longview”) and Platinum Advisors LLC (the “Agent”). The shares underlying these notes represented an aggregate of 895,054 common shares issuable upon the conversion of the principal amount of the notes at the original fixed conversion price of $3.74 per share at the time of the agreement. Longview Special Financing, Inc. and Platinum Advisors LLC subsequently assigned their notes to Alpha Capital Anstalt and Merit Consulting, LLC, respectively.

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

Warrant Agreements with Platinum Partners Long Term Growth IV and Longview Special Financing, Inc.

As further consideration, on March 7, 2007 the Company issued to Platinum and Longview two series of warrants, for the purchase at any time on or before March 7, 2011, of an aggregate of 1,303,476 shares of the Company’s common stock. The first series of warrants (the “Series A Warrants”) covered the purchase of an aggregate of 651,738 shares of the Company’s common stock at an exercise price of $3.74 per share. The second series of warrants (the “Series B Warrants”) covered the purchase of an additional aggregate of 651,738 shares of the Company’s common stock at an exercise price of $5.61 per share. Each series of Warrants contained anti-dilution protection that automatically adjusted the exercise price of such series of Warrants when the Company issued equity or equity-linked securities at a price per common share below the exercise price of such series to the price at which it issued such equity or equity-linked securities. This anti-dilution provision was triggered in the third quarter of 2008 when the conversion price was modified to $0.085. On September 29, 2008 Platinum and Longview agreed to exchange these warrants for 5,000,000 shares of preferred stock (see Note 5).

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

The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At December 31, 2013 and 2012 the outstanding balance for this obligation was $82,489.

As of the December of 2013, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company a forbearance agreement related to this default through June 30, 2014.

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

Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

As of December 31, 2013 and 2012, there is $3,124,403 and $3,134,415 respectively outstanding related to the Initial and 2008 Notes convertible into an aggregate of 826,248,501 common shares as of December 31, 2013 upon the conversion of the principal amount of these Notes.

2009 Senior Secured Promissory Notes

During 2009, the Company entered into various Senior Secured Promissory Notes aggregating to $181,376 and $74,750, respectively, with Platinum and Longview (“the 2009 Senior Secured Promissory Notes”). The 2009 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2009 Senior Secured Promissory Notes were available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on June 30, 2009 (the maturity date of the notes).  These notes have been extended numerous times through forbearance agreements and are now due and payable on April 16, 2013.  The 2009 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum. In the event of a default (as defined in the agreement), interest will be charged at 16% during the period of the default and until such default has been cured. The Company repaid $110,415 on these borrowings in the third quarter of 2009 upon the receipt of $253,000 from the QETC Facilities, Operations, and Training rebate (“the QETC rebate”) from the State of New York related to the 2008 tax year as required in the debt agreement.  Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2010 Senior Secured Promissory Notes

During 2010, the Company entered into various Senior Secured Promissory Notes aggregating to $87,923 and $15,923, respectively, with Platinum and Longview (“the 2010 Senior Secured Promissory Notes”). The 2010 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2010 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. The outstanding principal and all accrued and unpaid interest was originally due and payable in full on January 1, 2011 (the maturity date of the notes).  The 2010 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% or 16% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2011 Senior Secured Promissory Notes

During 2011, the Company entered into various Senior Secured Promissory Notes aggregating to $87,750 and $37,250, respectively, with Platinum and Longview (“the 2011 Senior Secured Promissory Notes”). The 2011 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2011 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2011.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2012 Senior Secured Promissory Notes

During 2012, the Company entered into various Senior Secured Promissory Notes aggregating to $105,000 and $29,000, respectively, with Platinum and Longview (“the 2012 Senior Secured Promissory Notes”). The 2012 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes (see Note 2) dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2011 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2012 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and were payable in cash on January 1, 2013.  These notes have been extended through forbearance agreements and are now due and payable on June 30, 2014. Longview Special Financing, Inc. subsequently assigned these notes to Alpha Capital Anstalt.

2013 Senior Secured Promissory Notes

During 2013, the Company entered into various Senior Secured Promissory Notes aggregating to $184,365 with Platinum and Alpha (“the 2013 Senior Secured Promissory Notes”). The 2013 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2013 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders The 2013 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and are payable in cash as follows: $21,000 due on June 30, 2013, $12,000 due July 25, 2013, $30,005 due on July 30, 2013, $49,400 due on September 30, 2013, $2,500 due October 30, 2013, $24,000 due November 30, 2013, $29,930 due January 30, 2014 and $15,530 due February 28, 2014. Past due amounts have been extended through forbearance agreements with the principal and interest now due on June 30, 2014.

Forbearance

During 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, the lenders will be paid $255,000 which was added to the principal balance of the Initial Notes and resulted in a loss on modification of debt of $255,000 for the year ending December 31, 2012 reported in the statement of operations. Also as consideration for forbearance in 2012, the conversion rate of the Initial Notes and 2008 Senior Convertible Promissory Notes was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion and the conversion rate of Preferred B and C shares held by the lenders was adjusted from 9.4:1 to 160:1. The value of the adjustments to the conversion rates of debt and preferred stock (combined with the adjustment to the conversion rate of the Cape One debt described below) was determined to be $163,566 and was recorded as a loss on modification of debt during the year ended December 31, 2012. There was no consideration related to forbearance agreements entered into on Senior Notes during the year ended December 31, 2013.

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

The 10% Convertible Note had a 15-month term, bears interest at 10% per annum and is secured by certain assets of the Company pursuant to a security agreement, dated November 30, 2009.  The 10% Convertible Note is convertible into Common Stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% (9.99% upon 61 days’ prior written notice) of the issued and outstanding Common Stock at $0.085 per share (the “Conversion Price”), subject to adjustment upon the occurrence of certain anti-dilution events.  Interest under the Note is due quarterly in cash or if registered, in the Company’s common stock at a 20% discount in accordance with a formula set forth in the 10% Note.  The 10% Note and security interest is subordinate to certain outstanding senior indebtedness of the Company held by Platinum Long Term Growth IV, LLC, Merit Consulting and Alpha Capital Anstalt (“Senior Lenders”). Upon the occurrence of Events of Default as set forth in the Note, the principal and interest due under the Note may be accelerated and the interest rate payable may be increased to 18%.

During 2011, various forbearance agreements were entered into between Cape One and the Company which extended the due date.  As consideration for these forbearances, Cape One will be paid $60,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $60,000 for the year ended December 31, 2011 reported in the statement of operations. In addition, the interest rate on the outstanding amount during the forbearance periods was adjusted from 10% to 18%. During 2012, the Company entered into various forbearance agreements which extended the due date of all the outstanding principal and interest balances.  As consideration for these forbearances, Cape One will be paid $55,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $55,000 for the year ending December 31, 2012 reported in the statement of operations. Also as consideration for forbearance in 2012, the conversion rate of the note was adjusted from $0.085 to 75% of the lowest VWAP for the 1, 5 or 10-day period immediately prior to the conversion. During 2013, various forbearance agreements were entered into between Cape One and the Company which extended the due date.  As consideration for these forbearances, Cape One will be paid $55,000 which was added to the principal balance of the note and resulted in a loss on modification of debt of $30,000 for the year ended December 31, 2013 reported in the statement of operations. This note has been extended through forbearance agreements and is now due and payable on March 31, 2014.

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

The warrant and conversion terms related to the transaction were considered to be derivatives as a result of the anti-dilution provisions. The fair value of the Cape One derivatives was determined by estimating the total enterprise value of the Company based upon trending the firm value and considering company specific factors thereafter including the changes in forward estimated revenues and market factors.  An option pricing model was then used to allocate $12,603 to the Cape One derivatives, recorded as a note discount. This discount was fully amortized prior to 2012.

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

3.        DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2013 considering industry and Company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2013 are as follows:

•	The debt conversion feature embedded in the 8% Senior Secured Convertible notes entered into in March 2007 which contains anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the 10% Subordinated Secured Convertible debt entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 2.)

The fair value of the derivative liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013 Derivative Liability	December 31, 2012 Derivative Liability
Derivative Instrument
8% Notes conversion feature	$18,045	$24,285
10% Notes conversion feature	3,946	1,447
Warrant liability	10,428	-
Total	$32,419	$25,732

The Company notes that additional derivative liabilities may exist related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of December 31, 2013, but as the exercise prices for these outstanding options and warrants are significantly in excess of current market prices for the Company’s common stock, the value of and derivative liabilities would be negligible.

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

	2013	2012
Fair value – beginning	$25,732	$21,658
Loss recognized	6,687	4,074
Fair value – ending	$32,419	$25,732

4.     INCOME TAXES

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

The benefit for income taxes consists of the following:

	2013	2012
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(152,125)	(221,188)
State	-	(927)
Total deferred	(152,125)	(222,115)
Less increase in valuation allowance	152,125	222,115
Net deferred	-	-
Total income taxes	$-	$-

Individual components of deferred taxes are as follows:

	2013	2012
Deferred tax assets
Net operating loss carry forwards	$4,401,295	$4,050,993
Equity issued for services	1,262,862	1,138,218
Other	140,311	475,226
Total	5,804,468	5,664,437
Less valuation allowance	(5,804,468)	(5,664,437)
Net deferred tax asset	$-	$-

The Company has approximately $15,200,000 in federal net operating loss carry-forwards (“NOLs”) available to reduce future taxable income.  These carry-forwards expire at various dates from 2024 through 2033. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carry-forward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with ASC 718 when realized for tax purposes.

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the availability of a company’s net operating losses and other corporate tax attributes as ownership changes occur.  As a result of the controlling ownership by Technology Innovations, as well as with the changes in ownership that occurred during 2010, a Section 382 ownership change is expected and a study will be required to determine the date of the ownership change. The amount of the Company’s net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value.  A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application will not have a material effect on the balance sheet or statements of operations of the Company in 2013 or 2012.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2013	2012

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal benefit	-	-
Nondeductible Interest Expense	(14.0)	(10.9)
Nondeductible Loss on Debt Modification	(1.2)	(4.7)
Change in valuation allowance	(17.2)	(18.6)
Other	(1.6)	0.2
Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$760,000	$760,000
Gross increase for tax positions of prior years	-	-
Gross decrease for tax positions of prior years	-	-
Gross increase for tax positions of current year	-	-
Gross decrease for tax positions of current year	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits balance at December 31	$760,000	$760,000

At each of December 31, 2013 and 2012, the total unrecognized tax benefits of $760,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013 and 2012 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2009-2013 generally remain open to examination by major taxing jurisdictions to which the Company is subject. The Company has not filed its federal or state income tax returns for 2012.

5.      STOCKHOLDERS DEFICIENCY

As of December 31, 2013 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Increase in Authorized Common Stock: On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares from 294,117,647 shares to 800,000,000 shares of common stock. As of December 31, 2013 there were 1,678,082,198 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Preferred Stock Issuances

On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holder of the Series D Preferred Stock is entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

On September 29, 2008 the Platinum and Longview agreed to exchange detachable warrants (see Note 2) to purchase 71,691,180 shares of common stock of the Company for $0.085 per share held by such Investors related to the March 6, 2007 convertible notes payable for 5,000,000 shares of preferred stock.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The conversion rate was reduced to 9.41 as a result of the 2012 reverse split (Note 9), but was subsequently changed back to 160 as part of the consideration related to 2012 forbearance agreements (Note 2). Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  On December 31, 2013, the Series B Convertible Preferred Stock has an aggregate liquidation value of $10 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $5,715.

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet as of December 31, 2013 and 2012.

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

During 2013, Alpha elected to convert 137,500 shares of Series B preferred shares owned by Longview into 22,000,000 common shares at the conversion rate of 160 common shares per each Series B share. Longview has assigned its Series B preferred stock ownership to Alpha Capital Anstalt.

During 2013, Platinum elected to convert 1,192,229 shares of their Series C preferred shares into 190,756,640 common shares at the conversion rate of 160 common shares per each Series C share.

Common Stock Issuances

During the year ended December 31, 2013, the Company issued an aggregate of 226,882,335 shares in satisfaction of $198,464 of interest obligations to lenders on convertible debt. Also during this period, the Company issued an aggregate of 21,500,000 shares of its common stock in satisfaction of $19,913 of principal obligations to lenders on convertible debt.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2013 and 2012 respectively, there were common stock warrants outstanding to purchase an aggregate 118,235,294 and 4,247,059 shares of common stock.

During the first and fourth quarters of 2013, the Company granted a total of 114,000,000 warrants to certain consultants, the Company’s CEO and the Company’s independent board member. These warrants (summarized below) grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $324,525.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates ranged from $0.0014 to $0.0039 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

February 26, 2013:    28,500,000 warrants were granted with an exercise price of $0.0014, had a 10 year life and were granted when the company’s stock price was $0.0014 per share.

November 29, 2013:   54,000,000 warrants were granted with an exercise price of $0.0014, had a 5 year life and were granted when the company’s stock price was $0.003 per share.

December 5, 2013:    31,500,000 warrants were granted with an exercise price of $0.0014, had a 5 year life and were granted when the company’s stock price was $0.0039 per share.

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

A summary of the status of outstanding warrant plans is presented below:

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	4,247,059	$0.37	2.24	4,261,220	$0.34	3.33
Granted during the year	114,000,000	.0014		-
Cancelled or forfeited	(11,765)	5.61		(14,161)	4.42
Warrants outstanding at end of year	118,235,294	$0.0142	5.9	4,247,059	$0.37	2.24
Warrants exercisable at end of year	118,235,294	$0.0142	5.9	4,247,059	$0.37	2.24

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

Employee stock compensation expense was $0 for the twelve months ended December 31, 2013 and 2012. No option grants were made in 2013 or 2012.

A summary of the status of outstanding incentive stock plans is presented below:

	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	723,137	$3.07	3.53	741,372	$3.57	4.00
Granted during the year	-			-
Cancelled or forfeited	(14,117)			(18,235)
Options outstanding at end of year	709,020	$3.57	2.11	723,137	$3.07	3.53
Options exercisable at end of year	709,020	$3.57	2.11	723,137	$3.07	3.53

As of December 31, 2013, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

6.     DISCONTINUED OPERATIONS

On May 10, 2013 the Company ceased all activities associated with the Medical Board business segment. The Company assessed this segment and determined that inadequate income had been generated relative to the efforts of production and administrative support. The Statement of Operations for the year ended December 31, 2013 reflects the Medical Board business as a discontinued operation and prior reported periods have been reclassified to reflect this presentation. The results of discontinued operations are as follows:

	For the year ended
	December 31, 2013	December 31, 2012

Revenues from Medical Board business	$14,750	$41,125

Profit from Medical Board business	$11,115	$15,927

In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. As a result of this decision, certain unrecovered sample inventory amounts were written off during the second quarter of 2013. The loss on write-off of discontinued operations was $11,179 and is reflected in the Statement of Operations in the third quarter of 2013.

The Nanotechnology business remains as the Company’s only reportable operating segment.

7.     CREDITOR CONCESSIONS

During the 2013 and 2012, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying consolidated balance sheet. As a result of these agreements, liabilities of $19,664 and $4,679 respectively, were relieved resulting in a gain on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

8.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations

The Company leases approximately 9,200 square feet in Rochester, NY for laboratory space.  The lease is a month-to-month agreement at $2,000 per month with no targeted end date. Total rent expense of $24,000 was incurred in each of the years ended December 31, 2013 and 2012. The Company’s corporate operations are currently conducted from office space located at 763 Linden Avenue Rochester, New York. There is no signed lease agreement and no rent expense has been incurred in either calendar year 2013 or 2012.

Commitments

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2013. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

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

10.     SUBSEQUENT EVENTS

Purchase Agreement with MJ Enterprises

On January 30, 2014, the Company entered into a purchase agreement (“the Purchase Agreement”) to acquire all the issued and outstanding membership units of MJ Enterprises (“MJE”) from Jackson August Holdings, LLC, JFish, LLC and Adventure CNY LLC (collectively “the Sellers”). MJE is in the business of developing, manufacturing, marketing, distributing and selling plating products.

In connection with the execution and delivery of the Purchase Agreement, the Company loaned MJE $200,000 for working capital purposes. The loan and interest accrued at an annual interest rate of 8% is due and payable on June 30, 2014. The purchase price for MJE consists of 60,000,000 common shares of the Company. If MJE achieves gross sales of $20 million or more during the period from the acquisition closing through September 30, 2015, the purchase price shall be increased by the issuance of an additional 20,000,000 common shares of the Company. Pursuant to the Purchase Agreement, following the closing the Company shall use it best efforts to ensure that John Jacus is elected to serve on the board of directors of the Company and remain as such as long as Janus is employed by MJE. The Purchase Agreement contains representations, warranties and covenants, indemnification rights and termination provisions customary for transactions of this nature. The consummation of the transaction is subject to the satisfaction or waiver of customary closing conditions, particularly the completion of the audit of MJE’s financial statements. The sale is expected to close in the second quarter of 2014.

Pursuant to the terms of the purchase Agreement, upon consummation of the transaction, the parties will enter into lockup agreements with the Sellers with respect to the shares of the Company and Employment Agreements with certain employees of MJE.

In connection with the execution and delivery of the purchase Agreement, Alpha Capital Anstalt loaned the Company $200,000. With an annual interest rate of 8% that is due and payable on February 7, 2014. The note is secured by the terms of the previous security agreements executed by the Company in favor of Alpha, and this bridge loan is senior to all other indebtedness of the Company. MJE has also guaranteed the obligations of the Company to Alpha.

The Company has agreed to reserve 179,655,506 shares of its common stock to be issued to its lenders: Alpha, Platinum and Merit.

Debt and Common Stock transactions subsequent to December 31, 2013

Promissory Notes:

•	January 9, 2014, the Company borrowed $17,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a senior secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable June 30, 2014.

•	January 8, 2014, the Company borrowed $3,000 from Alpha Capital pursuant to the terms of a senior secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable June 30, 2014.

•	January 24, 2014, the Company borrowed $200,000 from Alpha Capital in connection with the execution and delivery of the Purchase Agreement with MJ Enterprises described above. The note bears interest at the rate of 8% per annum and is due and payable February 7, 2014.

•	February 5, 2014, the Company borrowed $51,000 from Platinum Long Term Growth IV, LLC pursuant to the terms of a senior secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable June 30, 2014.

•	February 5, 2014, the Company borrowed $9,000 from Alpha Capital pursuant to the terms of a senior secured Promissory Note. The note bears interest at the rate of 8% per annum and is due and payable June 30, 2014.

Series C Preferred Stock Conversion to Common Stock:

On February 3, 2014, Platinum Long Term Growth IV, LLC elected to convert 269,592 shares of their Series C preferred shares into 43,134,720 common shares at the conversion rate of 160 shares per each Series C share.

