Form 10-Q
period 2014-03-31
NaturalNano, Inc.
filed 2014-05-20
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : March 31, 2014___________________

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 597,473,866 as of May 15, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash	$7,753	$-
Accounts Receivable	12,250	23,206
Inventory	18,725	13,246
Prepaid expenses and other current assets	7,040	7,040
Receivable due from MJ Enterprises	200,000	-
Total current assets	245,768	43,492

Total Assets	$245,768	$43,492

Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (See Note 2)	$4,408,435	$4,088,425
Accounts payable	414,510	448,127
Accrued expenses	94,752	100,331
Accrued interest	706,807	611,261
Accrued payroll	1,000,784	978,340
Deferred revenue	70,745	30,000
Registration rights liability (See Note 2)	82,489	82,489
Derivative liability (see Note 4)	58,727	32,419
Total current liabilities	6,837,249	6,371,392
Total Liabilities	6,837,249	6,371,392

Preferred Stock - $.001 par value, 10 million shares authorized
Series B – 5,000 issued and outstanding with an aggregate liquidation preference of $10	248	425
Series C - issued and outstanding 2,587,674 and 2,857,266 respectively with an aggregate liquidation preference value of $5,175 and $5,715, respectively	128,295	242,940
Commitments and contingencies (See Note 7)
Stockholder’s Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 597,473,866 and 554,339,146 issued and outstanding, respectively	597,474	554,339
Series D –issued and outstanding 100	-	-
Additional paid in capital	21,248,433	21,176,747
Accumulated deficit	(28,565,931)	(28,302,351)
Total stockholders' deficiency	(6,720,024)	(6,571,265)
Total liabilities and stockholders' deficiency	$245,768	$43,492

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2014	2013
Income:
Revenue	$3,640	$5,898
Cost of goods sold	485	451
Gross profit	3,155	5,447
Operating expenses:
Research and development	10,735	14,930
General and administrative	94,145	70,301
Total operating expenses	104,880	85,231

Loss from Operations	(101,725)	(79,784)

Other expense:
Interest expense, net	(95,547)	(90,122)
Net loss on derivative liability	(26,308)	(9,834)
Loss on modification of debt	(40,000)	(30,000)
Other expense	(161,855)	(129,956)

Net loss from continuing operations	(263,580)	(209,740)
Net income from discontinued operations	-	9,093
Consolidated net loss	$(263,580)	$(200,647)

Continuing operations loss per common share - basic and diluted	$(0.00)	$(0.00)
Discontinued operations income per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	581,178,527	142,840,123

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock		Preferred Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2013	554,339,146	$554,339	100	-	$21,176,747	($28,302,351)	($6,571,265)
Series C preferred shares converted to common stock and change in value	43,134,720	43,135	-	-	71,686	-	114,821
Net loss for the three months ended March 31, 2014	-	-	-	-	-	(263,580)	(263,580)
Balance at March 31, 2014	597,473,866	$597,474	100	-	21,248,433	(28,565,931)	($6,720,024)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(263,580)	$(200,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value adjustment of derivative liabilities	26,308	9,834
Issuance of warrants for services	-	3,077
Loss on modification of debt	40,000	30,000
Changes in operating assets and liabilities:
Increase in inventory	(5,479)	(60)
Decrease (increase) in accounts receivable	10,956	(15,500)
Decrease in other current assets	-	1,173
Increase in accounts payable, accrued payroll and accrued expenses	78,803	115,141
Increase in deferred revenue	40,745	-
Net cash used in operating activities	(72,247)	(56,982)
Cash flows from investing activities:
Receivable due from MJ Enterprises	(200,000)	-
Net cash used in investing activities	(200,000)	-
Cash flows from financing activities:
Proceeds from senior secured Promissory Notes	280,000	56,005
Net cash provided by financing activities	280,000	56,005
Increase (decrease) in cash and cash equivalents	7,753	(977)
Cash at beginning of period	0	6,160
Cash at end of period	$7,753	$5,183

Schedule of non-cash investing and financing activities:
Common stock issued for Convertible notes	$-	$10,013
Common stock issued for accrued interest	$-	$17,325

See notes to consolidated financial statements

NaturalNano, Inc.

For the three months ended March 31, 2014 and 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2014 of approximately $264,000 and had negative working capital of approximately $6,591,000 and a stockholders’ deficiency of $6,720,024 at March 31, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to March 2014 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three month periods ending March 31, 2014 and 2013.

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

As of March 31, 2014 and 2013 there were 2,016,101,890 and 4,394,378,211 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with Platinum, Platinum Advisors, Alpha Capital and Technology Innovations LLC. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	March 31, 2014	December 31, 2013
Senior Secured Convertible Notes	$3,124,403	$3,124,403
Senior Secured Promissory Notes	972,932	692,922
Subordinated Secured Convertible Note	311,100	271,100
	$4,408,435	$4,088,425

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of March 31, 2014, Notes payable on the balance sheet includes $4,097,335 ($3,817,325 at December 31, 2013) for senior secured convertible and non-convertible promissory notes.  As further described below, the Company has defaulted on certain provisions of the notes. Platinum Long Term Growth and Merit Consulting, LLC (to whom Platinum Advisors has assigned their ownership interest in notes receivable from the Company) have granted waivers of default on their outstanding principal balance through June 30, 2014. Alpha Capital Anstalt (to whom Longview Special Finance has assigned its ownership interest in notes receivable to the Company) has granted a waiver of default on their outstanding principal through June 30, 2014.

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

2014 Senior Secured Promissory Notes

During the first quarter of 2014, the Company entered into various Senior Secured Promissory Notes aggregating to $280,000 with Platinum, Longview and Alpha (“the 2014 Senior Secured Promissory Notes”). The 2014 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2014 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 8% per annum and are payable in cash as follows: $80,000 due on June 30, 2014, and $200,000 due on February 7, 2014.  The $200,000 note has been extended through a forbearance agreement and is now due and payable on June 30, 2014.

Subordinated Secured Convertible Note

Convertible Notes

On December 4, 2009, the Company received net proceeds of $197,500 pursuant to the terms of a subscription agreement dated as of November 30, 2009 with Cape One an accredited investor.  Pursuant to the terms of the Subscription Agreement the Company issued (i) a 10% Subordinated Secured Convertible Promissory Note (“the 10% Convertible Note”) in the principal amount of $225,000 and (ii) a five-year common stock purchase warrant to purchase 2,647,059 shares, subject to certain anti-dilution provisions in the agreement of the Company’s common stock, par value $0.001 per share at an exercise price of $0.425 per share. The balance of this note as of March 31, 2014 is $311,100, a net result of increases as consideration for forbearance and conversions of principal.

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

During the three month periods ended March 31, 2014 and March 31, 2013, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000 and $30,000 in the respectively periods cited above. These amounts were added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 and $30,000, respectively in the three month periods ended March 31, 2014 and March 31, 2013. This note has been extended through forbearance agreements and is now due and payable on May 30, 2014.

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

As of March 31, 2014, the registration statement had not been updated with the requisite SEC filings and as such, the Company was in default of this provision of the Registration Rights Agreement. The lenders have provided the Company forbearance agreements related to this default through June 30, 2014. The Company recorded a total of $146,028 in such liquidated damages as of December 17, 2007, the date the registration statement was declared effective. As of December 31, 2007, $63,539 of this obligation was paid in cash and $82,489 was recorded as an accrued liability. The lender has the option to settle the liquidated damages in common stock valued at the average price for the five days prior to the end of a payment period. At March 31, 2014 and December 31, 2013 the outstanding balance for this obligation was $82,489.

3.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to December 2013 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of March 31, 2014 are as follows:

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

•	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of March 31, 2014.

The fair value of the derivative liabilities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Derivative Instrument
8% Notes conversion feature	$44,137	$18,045
10% Notes conversion feature	5,920	3,946
Warrant liability	8,670	10,428
Total	$58,727	$32,419

The increase in the fair value of the derivative liability of $26,308 was recognized as a loss on change in derivative liability in the statement of operations for the three months ended March 31, 2014.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s derivative liability was determined utilizing Level 3 inputs.

4.	STOCKHOLDERS EQUITY

As of March 31, 2014 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Increase in Authorized Common Stock: On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 shares of common stock. As of March 31, 2014 there were 1,974,710,583 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

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

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The conversion rate was reduced to 9.41 as a result of the 2012 reverse split, but was subsequently changed back to 160 as part of the consideration related to 2012 forbearance agreements. Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes Series B and Series C Convertible Preferred and the Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).  The Series B Convertible Preferred Stock has an aggregate liquidation value of $10 and the Series C Convertible Preferred Stock has an aggregate liquidation value of $5,175.

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet.

During first quarter of 2014, Platinum elected to convert 269,592 shares of their Series C preferred shares into 43,134,720 common shares at the conversion rate of 160 common shares per each Series C share.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2014 and December 31, 2013 there were common stock warrants outstanding to purchase an aggregate of 118,235,294 shares of common stock pursuant to the warrant grant agreements.

A summary of the outstanding warrants is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2014	118,235,294	$0.0142	5.9
Granted during the first quarter of 2014	-
Cancelled or forfeited	-
Warrants outstanding at March 31, 2014	118,235,294	$0.0142	5.65
Warrants exercisable at March 31, 2014	118,235,294	$0.0142	5.65

5.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below at March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2014	709,020	$3.57	2.11
Options granted/exercises/cancelled/forfeited	-
Options outstanding at March 31, 2014	709,020	$3.57	1.86
Options exercisable at March 31, 2014	709,020	$3.57	1.86

All compensation costs for the above options have been previously recognized in operations.

6.	DISCONTINUED OPERATIONS

In the second quarter of 2013, the Company ceased all activities associated with the Medical Board business segment. The Company assessed this segment and determined that inadequate income had been generated relative to the efforts of production and administrative support. The Statement of Operations for the three month period ended March 31, 2013 reflects the Medical Board business as a discontinued operation. The first quarter of 2013 included revenues from this discontinued operation of $13,000, cost of goods sold of $3,907 and gross margin of $9,093. In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. The Nanotechnology business remains as the Company’s only reportable operating segment.

7.	SUBSEQUENT EVENTS

Purchase Agreement with MJ Enterprises

On January 30, 2014, NaturalNano, Inc. entered into a purchase agreement to acquire all the issued and outstanding membership units of MJ Enterprises (“MJE”) from Jackson August Holdings, LLC, JFish, LLC and Adventure CNY LLC. MJE is in the business of developing, manufacturing, marketing, distributing and selling plating products through GSP LLC. a wholly owned subsidiary. In May 2014 the Company determined that the transaction should not proceed after due diligence was completed. MJE has committed to return proceeds advanced by NNAN which includes a loan of $200,000 collateralized with assets of the MJE and Personal Guarantees.

8% Convertible Promissory Note- Marlin Capital Investments LLC

On May 8, 2014, the Company entered into $45,000 convertible promissory note with Marlin Capital Investments LLC. The note is due on June 30, 2014, bears interest at 8% per annum and the note and interest accrued on the note are convertible into the Company’s common stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% of the issued and outstanding Common Stock) at $0.22 per share subject to adjustment upon the occurrence of certain anti-dilution events.

Grant of Warrants

On May 8, 2014, the Company granted 48 million warrants to certain employees and consultants with an exercise price of $0.0014 per share, a term of 5 years and which allow for cashless exercise. The Company’s stock price was $.0022 per share on the date the warrants were granted.

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

The Company

NaturalNano, Inc. (the “Company”), located in Rochester, New York, is engaged in the development and commercialization of material additives based on nanomaterials technology utilizing halloysite nanotubes (HNTs). The Company provides additives designed to improve the processing characteristics and mechanical properties of engineering thermoplastics and additives designed to optimize release of active agent such as vitamins and fragrance in cosmetics products. NaturalNano holds patents relating to the commercial use of HNTs in composite materials as well as specialized techniques used in the refinement and processing of HNTs and intermediaries that it ships to customers. HNT materials used as a surface treatment have also shown promise in medical research in stem cell collection and in trapping circulating cancer cells. The Company is also exploring surface treatments related to improved adhesion of protective coatings for polymer components used in several commercial applications.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss for the three months ended March 31, 2014 of approximately $264,000 and had negative working capital of approximately $6,591,000 and a stockholders’ deficiency of $6,720,024 at March 31, 2014. Since inception the Company’s growth has been funded through a combination of convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2104 the company owed $5,115,242 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As March 31, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 of the consolidated financial statements for lenders waivers and maturity extensions received.

Operating activities

Net cash used in operating activities in the three months ended March 31, 2014 and 2013 was $72,247 and $56,982, respectively. The net loss generated in the first three months of 2014 was $62,933 more than the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2014 to be comparable to the 2013 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net loss to the cash used in operations aggregated $66,308 in the first three months of 2014 versus $42,911 in first three months of 2013. The change in these non-cash items reflects, the increase in the fair market value of the derivative liabilities and the first quarter loss on debt modification compared to the first quarter of 2013.

Investing activities

During the first quarter of 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company has decided not to pursue this acquisition. This advance is receivable from MJE due on June 30, 2014 and accrues interest at 8%.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2014 and 2013 was $280,000 and $56,005, respectively. The cash flows from financing activities in the first three months of 2014 include the receipt of an aggregate of $68,000 in proceeds from Platinum Long Term Growth IV and $212,000 in proceeds from Alpha. The cash flows from financing activities in the three months of 2013 reflect a receipt of $47,500 in proceeds from Platinum Long Term Growth IV and $8,505 in proceeds from Alpha.

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

Refer to the Company’s December 31, 2013 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the three months ended March 31, 2014.

Comparison of Statement of Operations for the three months ended March 31, 2014 and 2013

Revenue and Gross Profit

During the three months ended March 31, 2014 and 2013, the Company recorded $3,640 and $5,898, respectively in revenue from continuing operations. Cost of goods sold was $485 and $451 for the shipments of nanotechnology formulations completed in the respective quarters. Gross margin of $3,155 and $5,447 was realized for the three months ended March 31, 2014 and 2013, respectively.

Fluctuations in products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized in the three months ended March 31, 2014 was 87% compared to 92% for three months ended March 31, 2013. In the second quarter of 2013, the Company exited the Medical Board segment operations (See Note 6 “Discontinued Operations”).

Operating Expenses

Research and development expenses for the three months ended March 31, 2014 were $10,735 compared to $14,930 for the three months ended March 31, 2013.  Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the three months ended		Variance
	March 31,		increase
Research and Development	2014	2013	(decrease)
Consulting services	$-	$6,443	$(6,443)
Patent costs	-	134	(134)
Rent & utilities	7,046	8,296	(1,250)
All other	3,689	57	3,632
	$10,735	$14,930	$(4,195)

Total general and administrative expenses for the three months ended March 31, 2014 was $94,145 as compared to expenses of $70,301 for the three months ended March 31, 2013. The increase is a result of fees incurred in connection with the assessment of a potential acquisition target. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	March 31,		Increase
General and Administrative	2014	2013	(decrease)
Salaries & benefits	$47,513	$43,596	$3,917
Consulting Services	9,123	6,956	2,167
Legal & professional fees	17,598	4,000	13,598
Insurance expense	1,695	1,174	521
Shareholder and Board expense	9,067	6,722	2,345
State tax	104	1,049	(945)
All other	9,045	6,804	2,241
	$94,145	$70,301	$23,844

Other Expense

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the three months ended		Variance
	March 31,		increase
Other Expense	2014	2013	(decrease)
Interest to Senior convertible and promissory notes	$(83,347)	$(77,872)	$5,475
Interest to 10% Subordinated secured convertible notes	(12,200)	(12,250)	(50)
	$(95,547)	$(90,122)	$5,425
Net loss on derivative liability	$(26,308)	$(9,834)	$16,474

Loss on forgiveness/modification of debt	$(40,000)	$(30,000)	$10,000

The increase in interest expense for the first quarter of 2014 as compared to the first quarter of 2013 is due to incremental borrowing in the first quarter of 2014.

The loss on derivative liability in the first quarter of 2014 is the result of updated valuations performed for the Company on instruments that, due to the nature of the instruments and the Company’s current number of authorized common shares being insufficient to facilitate conversion or exercise of all outstanding instruments, result in derivative liabilities.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. During the three months ended March 31, 2014 and March 31, 2013, $40,000 and $30,000, respectively, was added to the outstanding principal owed to Cape One in exchange for forbearance.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

February 3, 2014     43,134,720 shares in conversion of 269,592 shares of Preferred C shares

Item 3. Defaults Upon Senior Securities

The Company entered into various Forbearance Agreements with Platinum Long Term Growth IV LLC, Alpha Capital Anstalt, Merit Consulting LLC and Cape One LLC effective September 30, 2013 for Platinum, effective June 30, 2013 for Alpha, effective August 20, 2013 for Merit, and effective March 31, 2014 for Cape One (collectively referred to as “the Lenders”) relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until June 30, 2014 for the debt outstanding from Platinum Long Term Growth, Alpha and Merit Consulting and until May 30, 2014 for the debt outstanding from Cape One unless extended by the lenders in their discretion.

These Forbearance Agreements also extend to the Registration Rights Agreement entered into by the Company on March 7, 2007. Platinum Long Term Growth and Merit Consulting agreed to forbear from demanding payments defined in these agreements until June 30, 2014.  Alpha Capital Anstalt agreed to forbear from demanding payments defined in these agreements until June 30, 2014.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.167	8% Senior Secured Promissory Note dated as of February 5, 2014 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. Alpha Capital.

10.168	Forbearance Cape One

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 20, 2014	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)

