Form 10-Q
period 2014-06-30
NaturalNano, Inc.
filed 2014-08-19
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :                                  June 30, 2014___________________

or

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

597,473,866 as of August 18, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Current assets:
Cash	$182	$-
Accounts Receivable	8,400	23,206
Inventory	13,131	13,246
Prepaid expenses and other current assets	12,040	7,040
Bitcoin auction deposit	200,000	-
Receivable due from MJ Enterprises	200,000	-
Total current assets	433,753	43,492

Total Assets	$433,753	$43,492

Liabilities and Stockholders' Deficiency
Liaiblities
Current Liabilities
Notes payable (Note 2)	$1,721,036	$4,088,425
Accounts payable	445,223	478,127
Accrued expenses	101,252	100,331
Accrued interest	211,111	611,261
Accrued payroll	1,024,584	978,340
Registration rights liability	12,324	82,489
Derivative liability (Note 4)	421,714	32,419
Total current liabilities	3,937,244	6,371,392
Total Liabilities	3,937,244	6,371,392

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preferance of $10	2,126	425
Series C - 0 and 2,857,266 shares issued and outstanding, with an aggregate liquidation preference value $0 and $5,175 respectively	-	242,940
Commitments and contingencies (Note 7)
Stockholders' Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 597,473,866 and 554,339,146 shares issued and outstanding respectively	597,474	554,339
Series D - issued and outstanding 100 shares	-	-
Additional paid in capital	21,352,055	21,176,747
Accumulated deficit	(25,455,146)	(28,302,351)
Total stockholders' deficiency	(3,505,617)	(6,571,265)
Total liabilities and stockholders' deficiency	$433,753	$43,492

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Income:
Revenue	$42,534	$117,420	$46,174	$123,318
Cost of good sold	8,149	23,581	8,634	24,030
Gross Profit	34,385	93,839	37,540	99,288
Operating expenses:
Research and development	12,259	12,661	22,994	27,592
General and administrative	198,096	112,990	292,241	183,266
	210,355	125,651	315,235	210,858
Loss from operations	(175,970)	(31,812)	(277,695)	(111,570)
Other income (expense):
Interest expense (net)	(96,717)	(91,401)	(192,264)	(181,550)
Net loss on derivative liability	(363,801)	(66,854)	(390,109)	(76,688)
Net gain(loss) on extinguishment/modification of debt	3,747,273	19,664	3,707,273	(10,336)
Other income (expense)	3,286,755	(138,591)	3,124,900	(268,574)

Net income (loss) from continued operations	3,110,785	(170,403)	2,847,205	(380,144)
Net income from discontinued operations	-	2,022	-	11,115
Loss on write-off of discontinue doperations	-	(11,179)	-	(11,179)
Consolidated net income (loss)	$3,110,785	($179,560)	$2,847,205	($380,208)

Continuing operations income per common share - basic	$0.01	$(0.00)	$0.00	$(0.00)
Continuing operations income per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)
Discontinued operations income per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	597,473,866	264,395,920	589,371,211	203,953,811
Fully diluted	1,132,701,808	na	1,124,599,153	na

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2013	554,339,146	$554,339	100	$-	$21,176,747	$(28,302,351)	$(6,571,265)

Series C preferred shares converted to commons stock and change in value	43,134,720	43,135	-	-	69,807	-	112,942

Warrants issued for services	-	-	-	-	105,501	-	105,501

Net income for the six months ended June 30, 2014	-	-	-	-	-	2,847,205	2,847,205

Balance at June 30, 2014	597,473,866	$597,474	100	$-	$21,352,055	$(25,455,146)	$(3,505,617)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$2,847,205	$(380,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain(loss) on extinguishment/modification of debt	(3,707,273)	10,336
Change in fair value of derivative liabilities	390,109	76,858
Issuance of warrants for services	105,501	5,814
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,806	(12,800)
Decrease in inventory	115	6,225
(Increase) in other current assets	(5,000)	(8,044)
Increase in accounts payable and accrued expenses	205,719	203,496
Net cash used in operating activities	(148,818)	(98,323)
Cash flows from investing activities
Receivable from MJ Enterprises	(200,000)	-
Deposit made on bitcoin auction	(200,000)	-
Net cash used in investing activities	(400,000)	-
Cash flows from financing activities
Proceeds from senior secured promissory notes	649,000	100,506
Proceeds from bitcoin promissory notes	2,150,000	-
Repayment of bitcoin promissory notes	(1,950,000)	-
Payment on extinguishment of debt	(300,000)	-
Net cash provided by financing activities	549,000	100,506
Increase in cash	182	2,183
Cash at beginning of period	-	6,160
Cash at end of period	$182	$8,343

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$-	$19,913
Common stock issued for accrued interest	$-	$54,291

See notes to consolidated financial statements

NaturalNano, Inc.

For the three and six months ended June 30, 2014 and 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. However, in the opinion of management of the Company, these financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the six months ended June 30, 2014 of approximately $2,847,000, primarily from a non-cash gain on the extinguishment of debt in the second quarter of 2014, had negative working capital of approximately $3,503,000 and a stockholders’ deficiency of approximately $3,506,000 at June 30, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

Basis of Consolidation

The consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiaries NaturalNano Research, Inc. (“NN Research”) a Delaware corporation and Bitcoin Bidder, Inc. a Nevada corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

NaturalNano established its subsidiary, Bitcoin Bidder, Inc. in June, 2014 for the sole purpose of bidding on bitcoins which were seized by the FBI and were sold at auction June 27, 2014.  Bitcoin Bidder, Inc. was not successful at the auction and is expected to be dissolved in 2014.

Description of the Business

NaturalNano (the “Company”), located in Rochester, New York, is engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	cosmetics, health and beauty products; and
•	polymers, plastics and composites

During the six months ended June 30, 2014 and 2013 the Company derived 94% of its total revenue from one customer.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
·	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
·	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaids, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable approximates their carrying value as the terms of this debt reflects market conditions. The Company’s derivative liability was determined utilizing Level 3 inputs.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to June 2014 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the six month periods ending June 30, 2014 and 2013.

Income (Loss) Per Share

Basic loss per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred.

As of June 30, 2014 and 2013 there were 1,125,518,683 and 5,292,124,009 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with lenders. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments. Approximately 5 million shares were excluded from the calculation of diluted earnings per share as of June 30, 2014 as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	June 30, 2014	December 31, 2013
Senior Secured Convertible Notes	$441,998	$3,124,403
Senior Secured Promissory Notes	398,938	692,922
Subordinated Secured Convertible Note	311,100	271,100
2014 Convertible Promissory Notes	369,000	-
Bitcoin Promissory Notes	200,000	-
	$1,721,036	$4,088,425

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of June 30, 2014, Notes payable on the balance sheet includes $840,936 ($3,817,325 at December 31, 2013) for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through November 20, 2014. As a condition of this forbearance the interest rate on these notes has been increased to 18% effective July 18, 2014.

2014 Senior Secured Promissory Notes

During the first quarter of 2014, the Company entered into various Senior Secured Promissory Notes aggregating to $280,000. The 2014 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2014 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 18% per annum as a condition of forbearance and are payable in cash on November 20, 2014.

Payoff Agreement with Platinum Long Term Growth IV, LLC and Merit Consulting LLC

On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273.

Subordinated Secured Convertible Note

As of June 30, 2014, Notes payable on the balance sheet includes $311,100 ($271,100 at December 31, 2013) for Subordinated Secured Convertible Notes. The conversion rate for principal and accrued interest on Subordinated Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. During the six month periods ended June 30, 2014 and June 30, 2013, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000 and $30,000 in the respectively periods cited above. These amounts were added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 and $30,000, respectively in the six month periods ended June 30, 2014 and June 30, 2013. Also as a condition of forbearance, the interest rate on this note had been increased to 18% in a prior year. On July 23, 2014, the Company and Cape One Master Fund II LLP agreed to exchange all outstanding notes and related accrued and unpaid interest in exchange for 2 billion reserved shares of the Company’s common stock. See Note 7 Subsequent Events.

2014 Convertible Promissory Notes

On June 27, 2014, the Company sold $300,000 in 8% convertible promissory notes to certain accredited investors due and payable on September 27, 2014. The Company used the proceeds from the sale of these notes for the payment described in the Payoff Agreement above with Platinum and Merit. These notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.001 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.

On May 8, 2014 the Company issued an 8% convertible promissory note in the amount of $45,000 that was due on June 30, 2014. The note holder has granted a forbearance agreement which extends the due date of this note to August 30, 2014 and increases the interest rate to 18%. The Company used the proceeds of this note for operating purposes. The May 8, 2014 note is convertible into shares of the Company’s common stock at a conversion price of $0.22 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of new notes subsequent to May 8, 2014, the conversion price was modified to $0.001 per share. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.

On June 12, 2014 the Company issued an 8% convertible promissory note in the amount of $24,000 that is due and payable on September 27, 2014. The Company used the proceeds of this note for operating purposes. The June 12, 2014 note is convertible into shares of the Company’s common stock at a conversion price of $0.22 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of new notes subsequent to June 12, 2014 (see Note 7), the conversion price was modified to $0.001 per share. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.

Bitcoin Promissory Notes

The Company established its subsidiary, Bitcoin Bidder, Inc. in June, 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction June 27, 2014. In connection with this, the Company issued notes aggregating $2,150,000 under a Securities Purchase Agreement. Bitcoin Bidder, Inc. was not successful at the auction and $1,950,000 in borrowings was repaid to the lenders on June 30, 2014. The remaining $200,000 was repaid to the lenders in July, 2014 without any penalty or interest charges to NaturalNano.  The Company intends to dissolve Bitcoin Bidder, Inc. in 2014.

3.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending of the firm value from December 2006 to June 2014 considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of June 30, 2014 and December 31, 2013 are as follows:

•	The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007 which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 2.)
•	The debt conversion feature embedded in the 2014 Convertible Promissory Notes entered into in 2014 which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
•	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of June 30, 2014 and December 31, 2013.

The fair value of the derivative liabilities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30 2014	December 31, 2013
Derivative Instrument
Senior Secured Convertible Notes conversion feature	$43,666	$18,045
Subordinated Secured Convertible Note conversion feature	35,731	3,946
2014 Convertible Promissory Notes conversion feature	244,117	-
Warrant liability	98,200	10,428
Total	$421,714	$32,419

The increase in the fair value of the derivative liability of $390,109 was recognized as a loss on change in derivative liability in the statement of operations for the six months ended June 30, 2014. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

Fair Value Valuation Hierarchy Measurement

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
·	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
·	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s derivative liability was determined utilizing Level 3 inputs.

4.	STOCKHOLDERS EQUITY

As of June 30, 2014 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Increase in Authorized Common Stock: On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of June 30, 2014 there were 1,125,518,683 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments. (See Note 7 Subsequent Events.)

Preferred Stock Issuances

Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes attributable to Series B and Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet.

During the six months ended June 30, 2014, Platinum elected to convert 269,592 shares of their Series C preferred shares into 43,134,720 common shares at the conversion rate of 160 common shares per each Series C share.

In connection with the June 27, 2014 Payoff Agreement (Note 2) all shares of the remaining Series C preferred shares were cancelled.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2014 and December 31, 2013 there were common stock warrants outstanding to purchase an aggregate of 118,235,294 and 166,235,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

On May 8, 2014, the Company granted a total of 48,000,000 warrants to certain consultants, the Company’s CEO and the Company’s independent board member. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.0014 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $105,501.  An expected volatility assumption of 289% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.63% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.0022 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the outstanding warrants is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2014	118,235,294	$0.0142	5.9
Granted	48,000,000	0.0014
Cancelled or forfeited	-
Warrants outstanding at June 30, 2014	166,235,294	$0.0105	5.24
Warrants exercisable at June 30, 2014	166,235,294	$0.0105	5.24

5.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below at June 30, 2014 and December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2014	709,020	$3.57	2.11
Options granted/exercises/cancelled/forfeited	-
Options outstanding at June 30, 2014	709,020	$3.57	1.61
Options exercisable at June 30, 2014	709,020	$3.57	1.61

All compensation costs for the above options have been previously recognized in operations.

6.	DISCONTINUED OPERATIONS

 In the second quarter of 2013, the Company ceased all activities associated with the Medical Board business segment. The Company assessed this segment and determined that inadequate income had been generated relative to the efforts of production and administrative support. The Statement of Operations for the six month period ended June 30, 2013 reflects the Medical Board business as a discontinued operation. The six months ended June 30, 2013 included revenues from this discontinued operation of $14,750, cost of goods sold of $3,635 and gross margin of $11,115. In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. The Nanotechnology business remains as the Company’s only reportable operating segment.

7.	SUBSEQUENT EVENTS

8% Convertible Promissory Notes – Alpha Capital Anstalt LLC

On July 28, 2014, the Company issued a $30,000 convertible promissory note with Alpha Capital Anstalt LLC. The note is due on September 27, 2014, bears interest at 8% per annum. The note and the interest accrued on the note are convertible into the Company’s common stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% of the issued and outstanding Common Stock) at $0.001 per share subject to adjustment upon the occurrence of certain anti-dilution events.

On July 29, 2014, the Company issued a $5,000 convertible promissory note with Marlin Capital Investments LLC. The note is due on November 20, 2014, bears interest at 8% per annum. The note and the interest accrued on the note are convertible into the Company’s common stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% of the issued and outstanding Common Stock) at $0.001 per share subject to adjustment upon the occurrence of certain anti-dilution events.

Increase in Authorized Shares and Reverse Split

On July 18, 2014 the holder of the Company’s preferred D shares which control 51% of all votes in matters subject to shareholder approval, approved an amendment to the Company’s articles of incorporation to increase the number of authorized common and preferred shares from 800,000,000 and 10,000,000, respectively, to 1,800,000,000 and 100,000,000, respectively. Additionally, a reverse split was authorized for issued and outstanding shares of common stock in a range of 100 to one to 600 to one. None of these approved changes have been affected as of August 14, 2014.

 Exchange and Right to Shares Agreement – Cape One Master Fund II LP

On July 23, 2014, the Company and Cape One Master Fund II LLP agreed to exchange the Subordinated Secured Convertible Note and related accrued and unpaid interest in exchange for 2 billion reserved shares of the Company’s common stock. The Company and Cape One agreed that a beneficial ownership limitation of 4.99% shall be maintained at all times as to the number of the shares of the common stock outstanding immediately after giving effect to the issuance of the common stock issuable under this agreement. Cape One also agreed to a Lockup provision in the agreement that specifies that Cape One will not sell, transfer or hypothecate any of the reserved shares until Alpha Capital Anstalt has received $3,500,000 from the proceeds of sales of shares obtained upon conversion of notes issued by the Company and held by Alpha as of the date of this agreement. Upon expiration of the Lockup period, Cape One shall be allowed to sell the lesser of (i) 5% of the daily trading volume of the Company’s common stock or, (ii) 10% of the reserved shares in any calendar month. The Company has agreed to reserve 10 million shares (based upon a one-for 200 reverse stock split) in connection with this agreement.

Bitcoin Bidder, Inc. return of $200,000 deposit and Note Payoff Agreement

On July 3, 2014, the $200,000 deposit submitted by Bitcoin Bidder, Inc. was refunded to the Company (see Note 2.) The Company repaid the remaining $200,00010% promissory notes with no penalty or interest charges incurred. The note holders agreed to waive any and all interest accrued on the notes as of the date of the payoff agreement.

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

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the six months ended June 30, 2014 of approximately $2,847,000, primarily from a non-cash gain on the extinguishment of debt in the second quarter of 2014, had negative working capital of approximately $3,503,000 and a stockholders’ deficiency of approximately $3,506,000 at June 30, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2014 the Company owed $1,932,147 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As June 30, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 of the consolidated financial statements for lenders waivers and maturity extensions received.

Operating activities

Net cash used in operating activities in the six months ended June 30, 2014 and 2013 was $148,818 and $98,323, respectively. The net income generated in the first half of 2014 was $2,847,205 compared to a net loss of $380,208 in the prior year period.  Included in the income for the six months ended June 30, 2014 earnings is $3,747,273 in non-cash gain on extinguishment of debt. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2014 to be comparable to the 2013 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net income (loss) to the cash used in operations aggregated a net reduction of $3,211,663 in the first half of 2014 versus an increase of $93,008 in first half of 2013. The change in these non-cash items reflects the net gain on extinguishment of debt, and the change in the fair market value of warrant and derivative liabilities.

Investing activities

During the first half of 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE due on June 30, 2014.The Company believes this amount will be collected from MJE and is actively pursuing all collection efforts.

The Company established its subsidiary, Bitcoin Bidder, Inc. in June, 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction June 27, 2014. In connection with this, the Company issued notes aggregating $200,000 under a Securities Purchase Agreement and Securities Agreement. Bitcoin Bidder, Inc. used this advance as a deposit to participate in the auction process. The Company was not successful at the auction. The $200,000 deposit were returned to the Company and all related borrowing was repaid in July, 2014 without any penalty or interest charges to NaturalNano.  Bitcoin Bidder, Inc. is expected to be dissolved in 2014.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2014 and 2013 was $549,000 and $100,506, respectively. The cash flows from financing activities in 2014 include the receipt of an aggregate of $300,000 in new borrowing in connection with the Payoff Agreement with Platinum Long Term Growth IV LLC and Merit Advisors LLC. Other convertible and non-convertible promissory notes aggregating $349,000 were received for operating uses in the six month period ended June 30, 2014. The Payoff Agreement included $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit. The cash flows from financing activities in 2013 reflect a receipt of $79,500 in proceeds from Platinum Long Term Growth IV LLC and $21,006 in proceeds from Alpha.

The Company established its subsidiary, Bitcoin Bidder, Inc. in June, 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction June 27, 2014. In connection with this, the Company issued notes aggregating $2,150,000 under a Securities Purchase Agreement and Securities Agreement that allowed borrowings of up to $2,150,000. Bitcoin Bidder, Inc. was not successful at the auction and $1,950,000 in borrowings was repaid to the lenders on June 30, 2014. The remaining $200,000 was repaid to the lenders in July, 2014 without any penalty or interest charges to NaturalNano.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2013 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the six months ended June 30, 2014.

Comparison of Statement of Operations for the three months ended June 30, 2014 and 2013

Revenue and Gross Profit

During the three months ended June 30, 2014 and 2013, the Company recorded $42,534 and $117,420, respectively in revenue from continuing operations. Cost of goods sold was $8,149 and $23,581 for the shipments of nanotechnology formulations completed in the respective quarters. Gross margin of $34,385 and $93,839 was realized for the three months ended June 30, 2014 and 2013, respectively.

Fluctuations in products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized in the three months ended June 30, 2014 was 81% compared to 80% for three months ended June 30, 2013. In the second quarter of 2013, the Company exited the Medical Board segment operations (See Note 6 “Discontinued Operations”).

Operating Expenses

Research and development expenses for the three months ended June 30, 2014 were $12,259 compared to $12,661 for the three months ended June 30, 2013.  Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the three months ended		Variance
	June 30,		increase
Research and Development	2014	2013	(decrease)
Patent costs	-	485	(485)
Rent & utilities	8,240	9,523	(1,283)
All other	4,019	2,653	1,366
	$12,259	$12,661	$(402)

Total general and administrative expenses for the three months ended June 30, 2014 was $198,096 as compared to expenses of $112,990 for the three months ended June 30, 2013. The increase in expenses in 2014 is primarily the result of warrants granted for services during the second quarter of 2014. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	June 30,		Increase
General and Administrative	2014	2013	(decrease)
Salaries & benefits	$35,919	$46,949	$(11,030)
Warrants granted for services	105,501	2,737	102,764
Consulting Services	5,306	8,525	(3,219)
Legal & professional fees	24,938	34,500	(9,562)
Rent and utilities	3,300	-	3,300
Insurance expense	2,985	2,073	912
Shareholder and Board expense	7,983	15,010	(7,027)
All other	12,164	3,196	8,968
	$198,096	$112,990	$85,106

Other Expense

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the three months ended		Variance
	June 30,		increase
Other Expense	2014	2013	(decrease)
Interest to Senior convertible and promissory notes	$(82,718)	$(79,100)	$(3,618)
Interest to 10% Subordinated secured convertible notes	(13,999)	(12,301)	(1,698)
	$(96,717)	$(91,401)	$(5,316)
Net loss on derivative liability	$(363,801)	$(66,854)	$(296,947)

Gain (loss) on extinguishment/modification of debt	$3,747,273	$19,664	$3,727,609

The increase in interest expense for the second quarter of 2014 as compared to the second quarter of 2013 is due to incremental borrowing in the 2014.

The loss on derivative liability in the second quarter of 2014 is the result of updated valuations performed for the Company on instruments that, due to the nature of the instruments and the Company’s current number of authorized common shares being insufficient to facilitate conversion or exercise of all outstanding instruments, result in derivative liabilities. During the second quarter of 2014 warrant grants representing 48 million common shares were granted for services provided to the Company. The loss on derivatives also reflects the 2014 convertible debt granted in the current period.

On June 26, 2014, the Company entered into a Payoff Agreement with Platinum and Merit (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest in consideration for an aggregate payment of $300,000. As further consideration, Platinum agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. During the three months ended June 30, 2014 and June 30, 2013, $40,000 and $30,000, respectively, was added to the outstanding principal owed to Cape One in exchange for forbearance.

Comparison of Statement of Operations for the six months ended June 30, 2014 and 2013

Revenue and Gross Profit

During the six months ended June 30, 2014 and 2013, the Company recorded $46,174 and $123,318, respectively in revenue from continuing operations. Cost of goods sold was $8,634 and $24,030 for the shipments of nanotechnology formulations completed in the respective quarters. Gross margin of $37,540 and $99,288 was realized for the six months ended June 30, 2014 and 2013, respectively.

Fluctuations in products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized was 81% during each of the six month periods in 2014 and 2013. In the second quarter of 2013, the Company exited the Medical Board segment operations (See Note 6 “Discontinued Operations”).

Operating Expenses

Research and development expenses for the six months ended June 30, 2014 were $22,994 compared to $27,592 for the six months ended June 30, 2013.  Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the six months ended		Variance
	June 30,		increase
Research and Development	2014	2013	(decrease)
Salaries and benefits	$8,620	$6,730	1,890
Patent costs	-	620	(620)
Rent & utilities	9,990	17,820	(7,830)
All other	4,384	2,422	1,962
	$22,994	$27,592	$(4,598)

Total general and administrative expenses for the six months ended June 30, 2014 was $292,241 as compared to expenses of $183,266 for the six months ended June 30, 2013. The increase is a primarily driven by the expense incurred in the second quarter of 2014 related to warrants issued for services in the amount of $105,501. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the six months ended		Variance
	June 30,		Increase
General and Administrative	2014	2013	(decrease)
Salaries & benefits	$84,342	$90,574	$(6,232)
Warrants granted for services	105,501	5,814	99,687
Consulting Services	14,429	15,481	(1,052)
Legal & professional fees	42,536	38,500	4,036
Rent and utilities	8,540	-	8,540
Insurance expense	2,985	3,247	(262)
Shareholder and Board expense	17,050	21,733	(4,683)
All other	16,858	7,917	8,941
	$292,241	$183,266	$108,975

Other Expense

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the six months ended		Variance
	June 30		increase
Other Expense	2014	2013	(decrease)
Interest to Senior convertible and promissory notes	$(166,065)	$(156,999)	$(9,066)
Interest to 10% Subordinated secured convertible notes	(26,199)	(24,551)	(1,648)
	$(192,264)	$(181,550)	$10,714
Net loss on derivative liability	$(390,109)	$(76,688))	$313,421

Loss on forgiveness/modification of debt	$3,707,273	$(10,336)	$3,717,609

The increase in interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is due to incremental borrowing in 2014.

The loss on derivative liability in the second quarter of 2014 is the result of updated valuations performed for the Company on instruments that, due to the nature of the instruments and the Company’s current number of authorized common shares being insufficient to facilitate conversion or exercise of all outstanding instruments, result in derivative liabilities. During the second quarter of 2014 warrant grants representing 48 million common shares were granted for services provided to the Company. The loss on derivatives also reflects the 2014 convertible debt granted in the current period.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273. During the six months ended June 30, 2014 and 2013, $40,000 and $30,000, respectively, was added to the outstanding principal owed to Cape One in exchange for forbearance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

     None.

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt and Marlin Capital Investments effective on July 18, 2014 relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Notes until November 20, 2014.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.169	8% Convertible Promissory Note dated as of May 8, 2014 in the original principal amount of $45,000 issued by NaturalNano, Inc. to Marlin Capital Investments LLC due and payable on June 30, 2014.

10.170	8% Convertible Promissory Note dated as of June 12 2014 in the original principal amount of $24,000 issued by NaturalNano, Inc. to Alpha Capital Anstalt due and payable on August 12, 2014.
10.171	8% Convertible Promissory Note dated as of July 29, 2014 in the original principal amount of $5,000 issued by NaturalNano, Inc. to Marlin Capital Investments LLC due and payable on November 20, 2014.
10.172	Exchange and Right to Shares Agreement dated as of July 23, 2014 between Cape One Master Fund II LP and NaturalNano, Inc.
10.173	Forbearance Agreement effective July 18, 2014 between Alpha Capital Anstalt and NaturalNano, Inc. and NaturalNano Research, Inc.
10.174	Forbearance Agreement effective July 18, 2014 between Marlin Capital Investments LLC and NaturalNano, Inc. and NaturalNano Research, Inc.

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	August 18, 2014	/s/ James Wemett
James Wemett
President and Director (Principal Executive, Financial and Accounting Officer)

