Form 10-Q
period 2014-09-30
NaturalNano, Inc.
filed 2014-11-14
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                       September 30, 2014___________________

or

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

627,473,866 as of November 14, 2014

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Current assets:
Cash	$18,597	$-
Accounts Receivable	7,300	23,206
Inventory	12,076	13,246
Prepaid expenses and other current assets	7,140	7,040
Receivable due from MJ Enterprises, net of reserve of $100,000 at September 30, 2014 and $0 at December 31, 2014	100,000	-
Total current assets	145,113	43,492
Total Assets	$145,113	$43,492

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities
Notes payable (Note 2)	$1,274,946	$4,088,425
Accounts payable	404,182	448,127
Accrued expenses	123,588	130,331
Accrued interest	192,919	611,261
Accrued payroll	1,021,598	978,340
Registration rights liability	12,324	82,489
Derivative liability (Note 3)	369,551	32,419
Total current liabilities	3,399,108	6,371,392
Total Liabilities	3,399,108	6,371,392

Rights to reserved common shares (Note 2)	54,289	-

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preference of $10	2,240	425
Series C - 0 and 2,857,266 shares issued and outstanding, with an aggregate liquidation preference value $0 and $5,175 respectively	-	242,940
Commitments and contingencies	-	-
Stockholders' Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 597,473,866 and 554,339,146 shares issued and outstanding respectively	597,474	554,339
Series D - issued and outstanding 100 shares	-	-
Additional paid in capital	21,351,972	21,176,747
Accumulated deficit	(25,259,970)	(28,302,351)
Total stockholders' deficiency	(3,310,524)	(6,571,265)
Total liabilities and stockholders' deficiency	$145,113	$43,492

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2014		2013		2014		2013

Income:
Revenue		$89,600		$18,674		$135,774	$141,992
Cost of goods sold		8,279		3,657		16,913	27,687
Gross Profit		81,321		15,017		118,861	114,305
Operating expenses:
Research and development		17,082		14,031		40,076	41,623
General and administrative		97,013		81,884		389,254	265,150
		114,095		95,915		429,330	306,773
Loss from operations		(32,774)		(80,898)		(310,469)	(192,468)
Other income (expense):
Interest expense (net)		(50,362)		(93,208)		(242,626)	(274,758)
Net (loss) gain on derivative liability		52,977		89,536		(337,132)	12,848
Net (loss) gain on extinguishment/modification of debt		325,335		-		4,032,608	(10,336)
Provision for reserve on receivable due from MJ Enterprises		(100,000)		-		(100,000)	-
Gain on dissolution of Combotexs		-		39,373		-	39,373
Other income (expense)		227,950		35,701		3,352,850	(232,873)

Net income (loss) from continued operations		195,176		(45,197)		3,042,381	(425,341)

Net income from discontinued operations		-		-		-	11,115
Loss on write-off of discontinued operations		-		-		-	(11,179)
Consolidated net income (loss)		$195,176		($(45,197)		$3,042,381	($425,405)

Continuing operations income (loss) per common share - basic		$0.00		$(0.00)		$0.00	$(0.00)
Continuing operations income (loss) per common share - diluted	$	na		$(0.00)	$	na	$(0.00)
Discontinued operations income (loss) per common share - basic and diluted	$	na	$	na	$	na	$(0.00)

Weighted average shares outstanding
Basic		597,473,866		311,664,926		592,101,776	240,252,062
Fully diluted		3,381,857,383		na		2,427,952,525	na

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2013	554,339,146	$554,339	100	$-	$21,176,747	$(28,302,351)	$(6,571,265)

Series C preferred shares converted to commons stock and change in value	43,134,720	43,135	-	-	69,724	-	112,859

Warrants issued for services	-	-	-	-	105,501	-	105,501

Net income for the nine months ended September30, 2014	-	-	-	-	-	3,042,381	3,042,381

Balance at September 30, 2014	597,473,866	$597,474	100	$-	$21,351,972	$(25,259,970)	$(3,310,524)

See notes to consolidated financial statements

NATURALNANO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$3,042,381	$(425,405)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss on extinguishment/modification of debt	(4,032,608)	10,336
Change in fair value of derivative liabilities	337,132	(12,848)
Issuance of warrants for services	105,501	8,721
Provision for reserve on receivable from MJ Enterprises	100,000	-
Gain on dissolution of Combotexs	-	(39,373)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,906	(20,306)
Decrease in inventory	1,170	6,229
Increase in other current assets	(100)	(1,844)
Increase in accounts payable and accrued expenses	235,205	329,434
Net cash used in operating activities	(195,413)	(145,056)
Cash flows from investing activities
Deposit on bitcoin auction	(200,000)	-
Return of bitcoin deposit	200,000	-
Receivable from MJ Enterprises	(200,000)	-
Net cash used in investing activities	(200,000)	-
Cash flows from financing activities
Proceeds from senior secured promissory notes	714,010	138,906
Proceeds from bitcoin promissory notes	200,000	-
Repayment of bitcoin promissory notes	(200,000)	-
Payment on extinguishment of debt	(300,000)	-
Net cash provided by financing activities	414,010	138,906
Increase in cash	18,597	(6,150)
Cash at beginning of period	0	6,160
Cash at end of period	$18,597	$10

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$-	$19,913
Common stock issued for accrued interest	$-	$62,090

See notes to consolidated financial statements

NaturalNano, Inc.

For the three and nine months ended September 30, 2014 and 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. However, in the opinion of management of the Company, these consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the nine months ended September 30, 2014 of approximately $3,042,000, primarily from a non-cash gain on the extinguishment of debt , had negative working capital of approximately $3,254,000 and a stockholders’ deficiency of approximately $3,311,000 at September 30, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

During the nine months ended September 30, 2014 and 2013 the Company derived 93% of its total revenue from one customer.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to September 2014 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 which requires the recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the nine month periods ending September 30, 2014 and 2013.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred.

As of September 30, 2014 and 2013 there were 1,682,479,014 and 6,412,911,665 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of September 30, 2014 were an additional 2 billion reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

These potentially dilutive shares have been limited by certain debt and equity agreements with lenders. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments. Approximately 84 million shares were excluded from the calculation of diluted earnings per share for the quarter ended September 30, 2014 and 4.9 million shares were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2014 as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” an updated standard on revenue recognition. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have not yet selected a transition method and we are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	September 30, 2014	December 31, 2013
Senior Secured Convertible Notes	$441,988	$3,124,403
Senior Secured Promissory Notes	398,938	692,922
Subordinated Secured Convertible Note	-	271,100
2014 Convertible Promissory Notes	434,020	-
	$1,274,946	$4,088,425

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of September 30, 2014, Notes payable on the balance sheet includes $840,926 ($3,817,325 at December 31, 2013) for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through November 20, 2014. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

2014 Senior Secured Promissory Notes

During the first quarter of 2014, the Company entered into various Senior Secured Convertible Promissory Notes aggregating $280,000. The 2014 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The 2014 Senior Secured Promissory Notes bear interest, in arrears, at a rate of 18% per annum as a condition of forbearance and are payable in cash on dates ranging from November 20, 2014 to January 30, 2015.

Subordinated Secured Convertible Note and Exchange and Right to Shares Agreement – Cape One Master Fund II LP

On July 23, 2014, the Company and Cape One Master Fund II LLP agreed to exchange the Subordinated Secured Convertible Note and related accrued and unpaid interest totaling a combined $379,624 in exchange for 2 billion reserved shares of the Company’s common stock. The Company and Cape One agreed that a beneficial ownership limitation of 4.99% shall be maintained at all times as to the number of the shares of the common stock outstanding immediately after giving effect to the issuance of the common stock issuable under this agreement. Cape One also agreed to a Lockup provision in the agreement that specifies that Cape One will not sell, transfer or hypothecate any of the reserved shares until Alpha Capital Anstalt has received $3,500,000 from the proceeds of sales of shares obtained upon conversion of notes issued by the Company and held by Alpha as of the date of this agreement. Upon expiration of the Lockup period, Cape One shall be allowed to sell the lesser of (i) 5% of the daily trading volume of the Company’s common stock or, (ii) 10% of the reserved shares in any calendar month. The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2014, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 2 billion share rights and other securities in the Company’s capital structure. The fair value of these 2 billion share rights was estimated at $54,289 and the Company recognized a gain on extinguishment of debt of $325,335 during the three months ended September 30, 2014 based on the excess of the value of the instruments settled over the estimated fair market value of the 2 billion share rights. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 2 billion share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the 2 billion share rights have been presented in temporary equity classification on the balance sheet.

During the nine month periods ended September 30, 2014 and September 30, 2013, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000 and $30,000 in the respectively periods cited above. These amounts were added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 and $30,000, respectively in the nine month periods ended September 30, 2014 and September 30, 2013.

2014 Convertible Promissory Notes

During the third quarter of 2014 the Company sold an aggregate of $65,010 in 8% convertible promissory notes to certain accredited investors due and payable between September 27, 2014 and November 25, 2014. These notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.001 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The Company has obtained a waiver of default on the outstanding principal through dates ranging from January 26, 2015 to January 30, 2015. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

On June 27, 2014, the Company sold $300,000 in 8% convertible promissory notes to certain accredited investors due and payable on September 27, 2014. The Company used the proceeds from the sale of these notes for the payment described in the Payoff Agreement above with Platinum and Merit. These notes are convertible into shares of the Company’s common stock at an initial conversion price of $0.001 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The Company has obtained a waiver of default on the half of outstanding principal through to January 30, 2015 and the balance through January 26, 2015. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

On May 8, 2014 the Company issued an 8% convertible promissory note in the amount of $45,000 that was due on June 30, 2014. The Company used the proceeds of this note for operating purposes. The May 8, 2014 note is convertible into shares of the Company’s common stock at a conversion price of $0.22 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of new notes subsequent to May 8, 2014, the conversion price was modified to $0.001 per share. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The Company has obtained a waiver of default on the outstanding principal through January 30, 2015. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

On June 12, 2014 the Company issued an 8% convertible promissory note in the amount of $24,000 that is due and payable on September 27, 2014. The Company used the proceeds of this note for operating purposes. The June 12, 2014 note is convertible into shares of the Company’s common stock at a conversion price of $0.22 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of new notes subsequent to June 12, 2014 (see Note 7), the conversion price was modified to $0.001 per share. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The Company has obtained a waiver of default on the outstanding principal through January 30, 2015. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

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

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2014, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of September 30, 2014 and December 31, 2013 are as follows:

•	The debt conversion feature embedded in the Senior Secured Convertible Notes entered into in March 2007 which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
•	The debt conversion feature and the 2,647,059 warrants exercisable at $0.425 per share granted in connection with the Subordinated Secured Convertible Note entered into in November 2009. These agreements contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below the exercise price (described in Note 2.)
•	The debt conversion feature embedded in the 2014 Convertible Promissory Notes entered into in 2014 which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
•	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of September 30, 2014 and December 31, 2013.

The fair value of the derivative liabilities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30 2014	December 31, 2013
Derivative Instrument
Senior Secured Convertible Notes conversion feature	$37,549	$18,045
Subordinated Secured Convertible Note conversion feature	-	3,946
2014 Convertible Promissory Notes conversion feature	249,683	-
Warrant liability	82,319	10,428
Total	$369,551	$32,419

The increase in the fair value of the derivative liability of $337,132 was recognized as a loss on change in derivative liability in the statement of operations for the nine months ended September 30, 2014. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

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

As of September 30, 2014 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Increase in Authorized Common Stock: On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of September 30, 2014 there were 1,682,479,014 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares were an additional 2 billion reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments. (See Note 7 Subsequent Events.)

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

As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, share rights, convertible preferred stock, warrants and options, the Series B and C preferred shares have been moved into temporary equity classification on the balance sheet.

During the second quarter of 2014, Platinum elected to convert 269,592 shares of their Series C preferred shares into 43,134,720 common shares at the conversion rate of 160 common shares per each Series C share. In connection with the June 27, 2014 Payoff Agreement (Note 2) all shares of the remaining Series C preferred shares were cancelled.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2014 and December 31, 2013 there were common stock warrants outstanding to purchase an aggregate of 166,235,294 and 118,235,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

A summary of the outstanding warrants is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2014	118,235,294	$0.0142	5.9
Granted	48,000,000	0.0014
Cancelled or forfeited	-
Warrants outstanding at September 30, 2014	166,235,294	$0.0105	5.0
Warrants exercisable at September 30, 2014	166,235,294	$0.0105	5.0

5.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below at September 30, 2014 and December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2014	709,020	$3.57	2.11
Options granted/exercises/cancelled/forfeited	-
Options outstanding at September 30, 2014	709,020	$3.57	1.36
Options exercisable at September 30, 2014	709,020	$3.57	1.36

All compensation costs for the above options have been previously recognized in operations.

6.	DISCONTINUED OPERATIONS

 In the second quarter of 2013, the Company ceased all activities associated with the Medical Board business segment. The Company assessed this segment and determined that inadequate income had been generated relative to the efforts of production and administrative support. The Statement of Operations for the nine month period ended September 30, 2013 reflects the Medical Board business as a discontinued operation. The nine months ended September 30, 2013 included revenues from this discontinued operation of $14,750, cost of goods sold of $3,635 and gross margin of $11,115. In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. The Nanotechnology business remains as the Company’s only reportable operating segment.

7.	SUBSEQUENT EVENTS

ViralProtec business line

On November 5, 2014 the Company announced the new business line, ViralProtec, (www.viralprotec.com) a division of NaturalNano. ViralProtec, is a reseller for Ebola personal protective equipment (PPE) and ancillary supplies. Our mission is to provide personal protective equipment for caregivers for infectious patient care that meet or exceed CDC and WHO guidelines. ViralProtec was created in response of the public concern and publicity surrounding the risk to caregivers and other responders created by the Ebola virus. The Company will maintain inventory on hand for customers to order complete protection kits from a single source instead multiple sources.

8% Convertible Promissory Notes

On October 20, 2014, the Company issued $260,000 in convertible promissory notes. The notes are due on January 30, 2015 bears interest at 8% per annum. The notes and the interest accrued are convertible into the Company’s common stock at any time prior to maturity (provided that such conversion does not result in the holder and its affiliates beneficially owning in excess of 4.99% of the issued and outstanding Common Stock) at $0.001 per share subject to adjustment upon the occurrence of certain anti-dilution events.

Common Stock Issued

On October 30, 2014, the Company issued 30 million common shares to Alpha Capital in payment of $12,000 in accrued interest on the 8% Senior Secured Convertible Promissory Notes.

Increase in Authorized Shares and Reverse Split

On July 18, 2014 the holder of the Company’s preferred D shares, which controls 51% of all votes in matters subject to shareholder approval, approved an amendment to the Company’s articles of incorporation and to increase the number of authorized common and preferred shares from 800,000,000 and 10,000,000, respectively. Additionally, a reverse split was authorized for the issued and outstanding shares of common stock in a range of 100 to one to 600 to one. On November 4, 2014, the Company abandoned its July 18, 2014 proposal to increase the number of authorized shares of common stock. The increase in authorized preferred shares and the reverse split are still approved and have not been affected as of November 14, 2014.

Other Events

On October 20, 2014, the Company executed an agreement with ZA Capital LLC to provide strategic consulting services and public relations. The six month fee for these services of $100,000 has been paid to ZA Capital.

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

ViralProtec business line

On November 5, 2014 the Company announced the new business line, ViralProtec, (www.viralprotec.com) a division of NaturalNano. ViralProtec, is a reseller for Ebola personal protective equipment (PPE) and ancillary supplies. Our mission is to provide personal protective equipment for caregivers for infectious patient care that meet or exceed CDC and WHO guidelines. ViralProtec was created in response of the public concern and publicity surrounding the risk to caregivers and other responders created by the Ebola virus. The Company will maintain inventory on hand for customers to order complete protection kits from a single source instead of multiple sources.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the nine months ended September 30, 2014 of approximately $3,042,000, primarily from a non-cash gain on the extinguishment of debt, had negative working capital of approximately $3,254,000 and a stockholders’ deficiency of approximately $3,311,000 at September 30, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2014 the Company owed $1,467,865 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As September 30, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 of the consolidated financial statements for lenders waivers and maturity extensions received.

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2014 and 2013 was $195,413 and $145,056, respectively. The net income generated in the nine month period of 2014 was $3,042,381 compared to a net loss of $425,405 in the prior year period.  Included in the income for the nine months ended September 30, 2014 earnings is $4,032,608 in non-cash gains on extinguishment of debt. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company continues to evaluate opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2014 to be comparable to the 2013 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net income (loss) to the cash used in operations aggregated a net reduction of $3,489,975 in the nine months ended September 30, 2014 compared to $33,164 in the nine months ended September 30, 2013. The change in these non-cash items reflects the net gains on extinguishment of debt, and the change in the fair market value of warrant and derivative liabilities.

Investing activities

During 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE due on June 30, 2014.The Company believes this amount will be collected from MJE and is actively pursuing all collection efforts. During the third quarter of 2014, the Company provided a reserve of $100,000 on the potential non-recovery of the full amount due from MJE.

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

Financing Activities

Net cash provided from financing activities in the nine months ended September 30, 2014 and 2013 was $414,010 and $138,906, respectively. The cash flows from financing activities in 2014 include the receipt of an aggregate of $300,000 in new borrowing in connection with the Payoff Agreement with Platinum Long Term Growth IV LLC and Merit Advisors LLC. Other convertible and non-convertible promissory notes aggregating $714,010 were received for operating uses in the nine month period ended September 30, 2014. The Payoff Agreement included $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit. The cash flows from financing activities in 2013 reflect a receipt of $114,300 in proceeds from Platinum Long Term Growth IV LLC and $24,606 in proceeds from Alpha.

The Company established its subsidiary, Bitcoin Bidder, Inc. in June 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction June 27, 2014. In connection with this, the Company issued notes aggregating $2,150,000 under a Securities Purchase Agreement and Securities Agreement that allowed borrowings of up to $2,150,000. Bitcoin Bidder, Inc. was not successful at the auction and $1,950,000 in borrowings was repaid to the lenders on June 30, 2014. The remaining $200,000 was repaid to the lenders in July, 2014 without any penalty or interest charges to NaturalNano.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2013 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the nine months ended September 30, 2014.

Comparison of Statement of Operations for the three months ended September 30, 2014 and 2013

Revenue and Gross Profit

During the three months ended September 30, 2014 and 2013, the Company recorded $89,600 and $18,674, respectively in revenue from continuing operations. Cost of goods sold was $8,279 and $3,657 for the shipments of nanotechnology formulations completed in the respective quarters. Gross margin of $81,321 and $15,017 was realized for the three months ended September 30, 2014 and 2013, respectively.

Fluctuations in products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized in the three months ended September 30, 2014 was 90% compared to 80% for three months ended September 30, 2013. In the second quarter of 2013, the Company exited the Medical Board segment operations (See Note 6 “Discontinued Operations”).

Operating Expenses

Research and development expenses for the three months ended September 30, 2014 were $17,082 compared to $14,031 for the three months ended September 30, 2013.  Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the three months ended		Variance
	September 30,		increase
Research and Development	2014	2013	(decrease)
Salaries and benefits	7,260	-	7,260
Rent & utilities	6,570	11,327	(4,757)
All other	3,252	2,704	548
	$17,082	$14,031	$3,051

Total general and administrative expenses for the three months ended September 30, 2014 was $97,013 as compared to expenses of $81,884 for the three months ended September 30, 2013. The increase in expenses in 2014 is primarily the result of increases in salaries, consulting and professional fees as the Company reassesses is business objectives and future financing opportunities. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the three months ended		Variance
	September 30,		Increase
General and Administrative	2014	2013	(decrease)
Salaries & benefits	$51,881	$46,156	$5,725
Consulting Services	15,124	7,884	7,240
Legal & professional fees	8,124	12,415	(4,291)
Rent and utilities	3,000	-	3,000
Insurance expense	1,010	850	160
Shareholder and Board expense	10,550	8,501	2,049
All other	7,324	6,078	1,246
	$97,013	$81,884	$15,129

Other Expense

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the three months ended		Variance
	September 30,		increase
Other Expense	2014	2013	(decrease)
Interest to Senior convertible and promissory notes	$(45,977)	$(81,259)	$(35,282)
Interest to 10% Subordinated secured convertible notes	(4,385)	(11,949)	(7,564)
	$(50,362)	$(93,208)	$(42,846)

Net gain on derivative liability	$52,977	$89,536	$(36,599)
Provision for reserve on receivable from MJE	$100,000	-	$100,000

The decrease in interest expense for the third quarter of 2014 as compared to the third quarter of 2013 reflects the decrease in outstanding debt as a result of the payoff agreement with Platinum Long Term Growth IV, LLC and Merit Consulting effective June 26, 2014.

The gain on derivative liability in the third quarter of 2014 is the result of updated valuations performed for the Company on instruments that, due to the nature of the instruments and the Company’s current number of authorized common shares being insufficient to facilitate conversion or exercise of all outstanding instruments, result in derivative liabilities. During the third quarter the Company removed the derivative liability associated with the Subordinated Secured Convertible Note conversion feature as the underlying note was satisfied through the Right to Shares Agreement issued to Cape One Master Fund II LP on July 23, 2014.

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

The fair market value of the Right to reserved commons shares due to Cape One was determined based on the Company estimated the total enterprise value based upon trending the firm value from December 2006 to September 2014 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure. The Rights to reserved shares due to Cape One was measured as $54,289 at September 30, 2014. The Company recorded a gain on extinguishment of debt of due to Cape One of $325,335 in the third quarter of 2014 based on the agreement between the parties to eliminate all outstanding principal and interest on the Subordinated Secured Convertible Notes in the amount of $379,624.

The loss on derivatives also reflects the 2014 convertible debt granted in the current year.

The Company recorded a $100,000 provision for the future collection of the receivable due from MJ Enterprises in the third quarter of 2014. The Company will aggressively pursue the collection of this amount with all possible avenues for recovery. As the amount has now been past due since June 30, 2014, the Company provided for the potential non-recovery of the full amount outstanding.

Comparison of Statement of Operations for the nine months ended September 30, 2014 and 2013

Revenue and Gross Profit

During the nine months ended September 30, 2014 and 2013, the Company recorded $135,774 and $141,992, respectively in revenue from continuing operations. Cost of goods sold was $16,913 and $27,687 for the shipments of nanotechnology formulations completed in the respective quarters. Gross margin of $118,861 and $114,305 was realized for the nine months ended September 30, 2014 and 2013, respectively.

Fluctuations in products sales year over year is a result of the unique market application of these products. The Company expects that it will experience significant variations in sales and gross margins with its Nanotechnology products as it continues to introduce to market and develop new products and related applications. Gross margin realized was 87% during the nine month period ended September 30, 2014 and 81% in the nine month period ended September 30, 2013.

Operating Expenses

Research and development expenses for the nine months ended September 30, 2014 were $40,076 compared to $41,623 for the nine months ended September 30, 2013.  Future research and development expenditure levels will be largely depend upon the availability of discretionary cash flow which is anticipated to be limited.

	For the nine months ended		Variance
	September 30,		increase
Research and Development	2014	2013	(decrease)
Salaries and benefits	$15,966	$9,633	6,333
Rent & utilities	18,800	30,721	(11,921)
All other	5,310	1,269	4,041
	$40,076	$41,623	$(1,547)

Total general and administrative expenses for the nine months ended September 30, 2014 was $389,254 as compared to expenses of $265,150 for the nine months ended September 30, 2013. The increase is a primarily driven by the expense incurred in the second quarter of 2014 related to warrants issued for services in the amount of $105,501. Management continues to actively assess the Company’s operating structure with the objective align cash expenditures and expenses with growth in total revenue.

	For the nine months ended		Variance
	September 30,		Increase
General and Administrative	2014	2013	(decrease)
Salaries & benefits	$137,199	$136,702	$497
Warrants granted for services	105,501	-	105,501
Legal & professional fees	75,095	74,340	755
Rent and utilities	9,300	-	9,300
Insurance expense	3,995	4,097	(102)
Shareholder and Board expense	29,363	30,233	(870)
All other	28,801	19,778	9,023
	$389,254	$265,150	$124,104

Other Expense

Other expense consists of interest expense on convertible and promissory notes outstanding and other debt related financing and amortization expenses considered components of interest expense for financial reporting.

	For the nine months ended		Variance
	September 30		increase
Other Expense	2014	2013	(decrease)
Interest to Senior convertible and promissory notes	$(212,042)	$(238,248)	$(26,206)
Interest to 10% Subordinated secured convertible notes	(30,554)	(36,500)	(5,946)
	$(242,596)	$(274,748)	$(32,152)
Net gain (loss) on derivative liability	$(337,162)	$12,848	$(350,010)

Gain (loss) on forgiveness/modification of debt	$4,032,608	$(10,336)	$4,042,944
Provision for reserve on receivable from MJE	$(100,000)	$-	$100,000

The decrease in interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is due to reduction in borrowing in 2014 offset as a result of the payoff agreement with Platinum Long Term Growth IV, LLC and Merit Consulting effective June 26, 2014.

The loss on derivative liability in 2014 reflects updated valuations performed for the Company on instruments that, due to the nature of the instruments and the Company’s current number of authorized common shares being insufficient to facilitate conversion or exercise of all outstanding instruments, result in derivative liabilities. During the second quarter of 2014 warrant grants representing 48 million common shares were granted for services provided to the Company. There were no warrant grants in the third quarter of 2014. The loss on derivatives also reflects the 2014 convertible debt granted in second quarter.

The Company recorded a $100,000 provision for the future collection of the receivable due from MJ Enterprises in the third quarter of 2014. The Company will aggressively pursue the collection of this amount with all possible avenues for recovery. As the amount has now been past due since June 30, 2014, the Company provided for the potential non-recovery of the full amount outstanding.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273. During 2014 and 2013, $40,000 and $30,000, respectively, was added to the outstanding principal owed to Cape One in exchange for forbearance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On October 30, 2014, the Company issued 30,000,000 common shares to Alpha Capital in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. We issued these shares in connection with a Notice of Conversion received from Alpha Capital as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.0004 per share in payment of $12,000 of accrued interest on the related notes.

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on July 18, 2014, November 14, 2014 and September 27, 2014, respectively, relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes due to Alpha until November 20, 2014 and until January 30, 2015 for the 2014 Convertible Promissory Notes. The debt owed to Marlin and Bull Hunter has been waived through January 26, 2015.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.173	Forbearance Agreement effective July 18, 2014 between Alpha Capital Anstalt and NaturalNano, Inc. and NaturalNano Research, Inc.
10.174	Forbearance Agreement effective September 1, 2014 between Marlin Capital Investments LLC and NaturalNano, Inc. and NaturalNano Research, Inc.
10.175	Forbearance Agreement effective September 27, 2014 between Bull Hunter LLC and NaturalNano, Inc. and NaturalNano Research, Inc.
10.176	8% Convertible Promissory Note dated 8/15/14 in the original principal amount of $15,000 issued by NaturalNano Inc. to Marlin Capital Investments LLC due and payable on November 25, 2014.
10.177	8% Convertible Promissory Note dated 10/20/14 in the original principal amount of $130,000 issued by NaturalNano Inc. to Marlin Capital Investments LLC due and payable on January 30, 2015.
10.178	8% Convertible Promissory Note dated 8/18/14 in the original principal amount of $15,000 issued by NaturalNano Inc. to Alpha Capital Anstalt due and payable on November 25, 2014.
10.179	8% Convertible Promissory Note dated 10/20/14 in the original principal amount of $130,000 issued by NaturalNano Inc. to Alpha Capital Anstalt due and payable on January 30, 2015.
10.180	8% Convertible Promissory Note dated 9/27/14 in the original principal amount of $54,000 issued by NaturalNano Inc. to Alpha Capital Anstalt due and payable on November 20, 2014.
10.181	Forbearance Agreement effective November 14, 2014 between Alpha Capital Anstalt and Natural Nano, Inc. and NaturalNano Research, Inc.
31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	November 14, 2014	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)

