Form 10-K
period 2014-12-31
NaturalNano, Inc.
filed 2015-04-15
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

1,991,580 shares at a market valued by reference to the closing price of such stock ($0.6006), as of June 30, 2014 was $1,196,143.

As of April 10, 2015, there were 2,093,502 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

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

Description of Business

NaturalNano (the “Company”), located in Rochester, New York, is engaged in two business segments:

•	The Nanotechnology segment includes the development and commercialization of material additives based on a technology utilizing halloysite nanotubes (HNTs). The Company provides additives designed to improve the processing characteristics and mechanical properties of engineering thermoplastics and additives designed to optimize release of active agent such as vitamins and fragrance in cosmetics products. NaturalNano holds patents relating to the commercial use of HNTs in composite materials as well as specialized techniques used in the refinement and processing of HNTs and intermediaries that it ships to customers. HNT materials used as a surface treatment have also shown promise in medical research in stem cell collection and in trapping circulating cancer cells. The Company is also exploring surface treatments related to improved adhesion of protective coatings for polymer components used in several commercial applications.
•	On November 5, 2014 the Company announced the new business line, ViralProtec, (www.viralprotec.com) a division of NaturalNano. ViralProtec, is a reseller for Ebola personal protective equipment (PPE) and ancillary supplies. Our mission is to provide personal protective equipment for caregivers for infectious patient care that meet or exceed CDC and WHO guidelines. ViralProtec was created in response of the public concern and publicity surrounding the risk to caregivers and other responders created by the Ebola virus. The Company will maintain inventory on hand for customers to order complete protection kits from a single source instead multiple sources.

Liquidity and Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company reported net income for the year ended December 31, 2014 of $2,681,747, primarily resulting from a non-cash gain on the extinguishment of debt, and had negative working capital of $3,602,659 and a stockholders' deficiency of $4,164,079 at December 31, 2014.

As of December 31, 2014 the company owed $1,774,883 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 2 to the Company’s consolidated financial statements). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of December 31, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 to the Company’s consolidated financial statements for lenders waivers and maturity extensions received.

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

For the years ending December 31, 2014 and 2013 we invested $40,076 and $55,927, respectively, in support of our research and development programs.

Nanocomposites

Today, most nanocomposites used in the plastics industry are made with “platy nanoclays” materials or nano-sized versions of traditional fillers that are challenging and expensive to process. Platy nanoclays, such as montmorillonite, contain layered two-dimensional sheets held together by an intermediary layer. These clay sheets must be exfoliated (chemically separated) to produce a nanoparticulate filler with uniform dispersion characteristics within a polymer matrix. Today’s platy nanoclay composite production processes require multiple processing steps including: surface treatments, incorporation of nanoclay into the polymer synthesis process, and additional extrusion steps before the final polymer extruder or molding, in order to achieve the uniform dispersion required for most polymer composite products. These multiple manufacturing processes lead to complexity, increased cost and dispersion quality challenges. Even with the manufacturing processes described above, today’s platy nanoclays are only viable in a limited number of polymer families due to specialized chemistry and manufacturing requirements.

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

The Company generates operating revenues from the sale of: filled-tubes, Pleximer™ products and from unique sample formulations developed from business development opportunities. Our CEO continues to receive sample requests from various industry manufacturers and works with these businesses to develop tailored product formulations.  Management believes this sample formulation and design program may result in future revenue opportunities.

During 2014 the Company continues to note interest in the Company’s recent findings in the use of halloysite nanotubes in the following areas:

(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,

(b) commercial and household products using anti-bacterial controlled release products, and

(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer for the Nanotechnology segment, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes the Company’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2014 and 2013 the Company’s sales of HNT to Fiabila represented approximately 92% and 79%, respectively of total Nanotechnology sales.  Fiabila products using our technology are currently being sold at the largest retailers, including Target, Wal-Mart, CVS and Walgreen’s. The Company’s relationship with Fiabila continues to represent a revenue opportunity for us that utilize our HNT to provide nail polishes with increased durability and performance.  NaturalNano has renewed its three year exclusive supply agreement and license with Fiabila for the use of HNT as a component in nail polish and nail-care products through 2017. Sparta Armor represented approximately 14% of total Nanotechnology sales in 2013.

ViralProtec is a supplier of PPE (Personal Protective Equipment) for Ebola and other virus emergency needs.  ViralProtec supplies Major US Hospitals, Not-for Profits supplying Africa, Government Facilities, and State's Public Health Emergency preparedness facilities. In 2014, the Company derived 77% of the total ViralProtec revenue from one customer.

Competition

Competitors in the Nanotechnology segment include large public firms where nanotechnology may be a business unit and private firms that may focus solely on nanomaterials and nanotechnologies.   Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with other manufacturers of material additives that may have internal development programs. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

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

Competitors in the ViralProtec segment include larger private and public product distribution firms where personal protective equipment is one of many medical supplies in their catalogue of products offered for sale. Most of these competitors have greater financial resources which could create a competitive pricing to the Company’s disadvantage.

Employees

As of December 31, 2014, the Company had 1 full time employee and 4 part time employees associated assigned to the ViralProtec business.  These employees are located in Rochester, New York.  The full time employee focuses his energies solely on the business development and production of the Nanotechnology business.  Due to the Company’s liquidity position, spending and staffing levels remain minimum until the business can sustain margin contributions. The Company will continue to meet staffing needs through part time staffing and through independent contractors.

If our liquidity and cash positions improve, the Company will hire business development and sales staff in connection with the product development and commercialization of our products. There are no assurances that the Company’s liquidity and cash position will improve and allow hiring to be initiated in the near future. Our human resource needs have been filled through the use of experienced part-time consultants in various functional areas in lieu of hiring of full-time employees. All of our employees and consultants are required to signed confidentiality agreements and non-competition agreements, as appropriate.

Intellectual Property

An overview of the Company’s issued patents is summarized below.

Issued and pending patents assigned from Technology Innovations, LLC (our former parent) include the following:

•	Issued #7,425,232 Hydrogen Storage Apparatus Comprised of Halloysite and Mineral Microtubules , issued on 9/16/08 and expires on 4/15/2024
•	Issued #7,400,490 Ultra-capacitors Comprised of Mineral Microtubules , issued on 7/15/08 and expires on 1/25/2025
•	Issued US2008 / 0316677A1 Ultra-capacitors Comprised of Mineral Microtubules (a continuation of #7,400,490)
•	Pending Method for Stabilizing Nanotubular Halloysite

Issued patent applications developed internally cover the following processes and applications:

•	Issued #7,888,419 and 8,217,108 Polymeric Composite including Nanoparticle Filler , issued on 02/15/2011 and expires on 08/31/2026
•	Issued #8,124,678 Nanocomposite Master Batch Composition and Method of Manufacture , issued on 02/28/2012 and expires on 11/27/2026

Government Regulation and Environmental Laws

Our operations subject us to government regulations relating to air emissions, waste water disposal and solid waste disposal, building codes with respect to the storage of flammable gases and liquids and workplace safety requirements of the Occupational Health and Safety Act.

Our Nanotechnology business involves the use of a broad range of chemicals and potentially hazardous materials. We may be required to obtain various permits pursuant to environmental law related to hazardous chemicals and materials, and will likely be required to obtain others as our operations continue to evolve. Any violation of environmental laws or regulations, material change in environmental laws or regulations or their enforcement or failure to properly use, handle, store, release or dispose of hazardous chemicals and materials could result in restrictions on our ability to operate our business and could cause us to incur potentially significant costs for personal injuries, property damage and environmental cleanup and remediation. We have assessed our compliance with environmental laws and regulations and management of environmental matters utilizing a combination of internal staff and external consultants. We believe we are currently substantially in compliance with environmental laws, and we have not incurred any material restrictions in our business operations. It is likely that we will be required to obtain a combination of federal, state and local permits relating to air emissions and waste water disposal. We do not believe the cost of obtaining such permits will be material.   All of our operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws and regulations.

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

Note regarding December 23, 2014 Reverse Stock Split

On December 23, 2014 we effected a one-for-three hundred reverse stock split. All references in this report to the number of shares of our common stock and to related per-share prices (including references to periods prior to the effective date of the reverse stock split) reflect this reverse stock split.

Item 2.	Properties

The business office for the Company is currently conducted from 800 square feet of office space located at 763 Linden Ave. in Rochester, New York. There is no signed lease agreement and the cost of rent for calendar year 2014 and 2013 was $2,500 and $0, respectively. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

The Company leases approximately 9,200 square feet at 832 Emerson Street in Rochester, New York for laboratory space. The lease is a month-to-month agreement at $2,000 per month. Total rent expense for the years ended December 31, 2014 and 2013 was $24,000 per year. The Company and the Landlord have a mutual agreement that the lease will continue on a month to month basis at $2,000 per month with no specified end date. We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and responded to this demand on May 8, 2009. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2014. During the third quarter of 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

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

The high and low share prices for the Company’s common stock as reported on the exchange identified above,  for each quarterly period since January 1, 2013 presented below have been adjusted to reflect the 300 to 1 reverse stock split effective December 23, 2014. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2013

First quarter	$1.44	$0.33
Second quarter	1.20	0.03
Third quarter	0.42	0.24
Fourth quarter	2.34	0.15

For the year ended December 31, 2014

First quarter	$7.51	$1.02
Second quarter	1.08	0.33
Third quarter	0.78	0.15
Fourth quarter	1.11	0.001

The closing price of the Company’s common stock on April 10, 2015, as reported on the OTC Bulletin Board, was $0.11 per share. As of April 10, 2015 there were outstanding 2,093,502 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,363	$1,070	-	*

Equity compensation plans not approved by security holders	545,294	$1.13	-
Total	547,657

* These shares are issuable under the Company’s 2008, 2007 and 2005 incentive stock plans. Such shares may be issued upon the exercise of stock options or pursuant to restricted stock units which vest based upon Board designation at the time of grant.

Equity Compensation Plans Approved by Security Holders include the Company’s 2005 Incentive Stock Plan (the “2005 Plan”), the Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”), the 2008 Incentive Stock Plan (the “2008 Plan”).  Officers, employees, directors and consultants may be granted options under these plans to purchase the Company’s common stock at fair market value as of the date of grant. Options become exercisable over varying vesting periods commencing from the date of grant and have terms of five to ten years. These plans also provide for the granting of performance-based and restricted stock awards.

Equity Compensation Plans approved by the Company’s shareholders and authorized to grant awards are as follows:

•	2005 Plan is authorized to grant up to 823,529 share unit awards,
•	2007 Plan is authorized to grant up to 1,000,000 share unit awards and
•	2008 Plan is authorized to grant up to 47,058,824 share units awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2013 are as follows:

•	2009 Plan is authorized to grant up to 1,176,471 unit share awards,
•	2011 Plan is authorized to grant up to 1,470,588 unit share awards,
•	2012 Plan is authorized to grant up to 1,764,706 unit share awards,
•	2,353 warrants granted in connection with services provided for the year ended December 31, 2010,
•	2,941 warrants granted in connection with services provided for the year ended December 31, 2011,
•	380,000 warrants granted in connection with services provided for the year ended December 31, 2013 and
•	160,000 warrants granted in connection with services provided for the year ended December 31, 2014.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, the Company issued shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Alpha Capital Anstalt as specified under the terms and conditions of the 8% Senior Secured Convertible Debt. These shares were converted at $0.12 per share price reflecting satisfaction in interest payments on the outstanding notes.

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

General

NaturalNano (the “Company”), located in Rochester, New York, operates in two business segments, the Nanotechnology segment and the ViralProtec reseller of personal protective equipment.

Nanotechnology

The Company, located in Rochester, New York, is engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

ViralProtec

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

Liquidity

Going Concern — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company reported net income for the year ended December 31, 2014 of $2,681,747, primarily resulting from a non-cash gain on the extinguishment of debt, and had negative working capital of $3,602,659 and a stockholders' deficiency of $4,164,079 at December 31, 2014.

As of December 31, 2014 the company owed $1,774,883 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock (see Note 2 to the Company’s consolidated financial statements). The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of December 31, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 to the Company’s consolidated financial statements for lenders waivers and maturity extensions received.

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

Comparison of Liquidity and Capital Resources for the years ended December 31, 2014 and 2013

Operating activities

Net cash used in operating activities in the years ended December 31, 2014 and 2013 was $474,010 and $190,525, respectively. The net income generated in 2014 was $2,681,747 compared to a net loss of $892,139 in 2013. Included in net income for the year ended December 31, 2014 are non-cash gains of $4,032,609 from the extinguishment and modification of certain debt instruments. During the year ended December 31, 2013, the Company incurred $30,000 in losses from the modification of debt instruments.

Total non-cash adjustments to reconcile the net income (loss) incurred to the cash used in operations aggregated $3,446,843 in 2014 and $324,823 in 2013.  The change in these non-cash items reflects the net gains on debt extinguishment, fair value adjustments for derivative liabilities, a provision for the receivables due from MJ Enterprises and a gain on the forgiveness of certain vendor payables. During 2014 and 2013, the Company reduced outstanding liabilities through negotiations with certain vendors resulting in a net gain on the forgiveness of debt of $75,037 and $19,654 in 2014 and 2013, respectively.

We expect that total operational spending in 2015 will be comparable to the 2014 levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Investing activities

During 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE on June 30, 2014.The Company believes this amount will be collected from MJE and is actively pursuing all collection efforts. During 2014, the Company provided a reserve of $200,000 on the potential non-recovery of the full amount due from MJE.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2014 and 2013 was $674,010 and $184,365, respectively.

The cash flows from financing activities in 2014 include the receipt of an aggregate of $300,000 in new borrowing in connection with the Payoff Agreement with Platinum Long Term Growth IV LLC and Merit Advisors LLC. Other convertible and non-convertible promissory notes aggregating $674,010 were received for operating uses 2014. The Payoff Agreement included $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit. The cash flows from financing activities in 2013 reflect receipts of $184,365 in proceeds from notes from Platinum Long Term Growth IV LLC and Alpha.

During 2013, the Company issued 461,667 shares of common stock to Alpha Capital Anstalt (“Alpha”) in payment of $10,013 of converted Longview Special Finance debt obligations and $139,507 in interest obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Alpha using a conversion prices ranging from $.11 and $.59 per common share. Also during 2013, the Company issued 152,941 shares of common stock to Merit (“Merit”) in payment of $28,981 in interest obligations on the Senior Secured Convertible Notes. In accordance with the debt agreement and accompanying assignment, these shares were issued to Merit using a conversion prices ranging from $.11 and $.27 per common share. During 2013, the Company issued 213,333 shares of common stock to Cape One in payment of $9,900 of principal and $29,975 in interest obligations on the Senior Secured Convertible Notes. These shares were issued at prices ranging from $.12 to $2.47 per share in accordance with the debt agreement and the conversion rates in place at the time the conversions were made.

Results of Statement of Operations for the years ended December 31, 2014 and 2013

Revenue and Gross Profit

During the years ended December 31, 2014 and 2013, the Company recorded $193,606 and $147,362, respectively in revenue for products and samples. Gross margin from continuing operations of $130,684 and $117,749 and resulted in a gross profit margin of 67% and 80% of sales for these periods, respectively. The Nanotechnology segment generated a gross profit of 81% in 2014 and the ViralProtec segment generated a gross profit of 35% since its initial sales in the fourth quarter of 2014. The Company expects that it will continue to experience notable variations in gross margins with its business as it continues to introduce and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the year ended		Variance
	December 31,		Increase
Revenue, Cost of Goods, and Gross Profit	2014	2013	(decrease)
Revenue:
Nanotechnology	$137,159	$147,362	$(10,203)
ViralProtec	56,447	-	56,447

Cost of goods:
Nanotechnology	25,952	29,613	(3,661)
ViralProtec	36,970	-	36,970

Consolidated Gross Margin	$130,684	$117,749	$12,935
Gross Margin %	67%	80%

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

Total research and development expenses incurred in 2014 and 2013, respectively were $40,076 to $55,927. The Company incurred incremental salary and supplies expenses in 2014 relative to its samples program. Utilities expenses declined in 2014 based on actual usage—the sublease tenants moved out and had been high users of utility costs.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2014	2013	(decrease)
Salaries and benefits	$15,966	$11,841	$4,125
Patent Costs	-	3,334	(3,334)
Rents & Utilities	18,800	39,349	(20,549)
Supplies and other	5,310	1,403	3,907
	$40,076	$55,927	$(15,851)

Total general and administrative expense for the year ended December 31, 2014 was $554,090 as compared to $344,946 for the year ended December 31, 2013.

Salaries and benefits increased in 2014 over costs incurred in 2013 reflecting part time staff hired in connection with the ViralProtec business in the fourth quarter of 2014. Legal and professional services increased by $76,658 over 2013 reflecting additional complexities to the Company’s legal structure, debt extinguishments and advances and expansion of business categories. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the six months period from October 2014 through April 2015.

During the second quarter of 2014, the Company granted a total of 160,000 warrants to certain consultants, the Company’s CEO and the Company’s board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $105,501.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.63% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant was $0.66 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

During the first and fourth quarters of 2013, the Company granted a total of 380,000 warrants to certain consultants, the Company’s CEO and the Company’s board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $335,982.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% % and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates ranged from $0.42 to $1.17 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2014	2013	(decrease)
Salary & Benefits	$222,523	$196,975	$25,548
Legal and Professional Fees	150,645	73,987	76,658
Investor Relations	44,421	-	44,421
Consulting Services	35,819	-	35,819
Rent and utilities	20,377	-	20,377
Insurance	5,399	5,375	24
Shareholder and Board	38,982	42,216	(3,234)
Travel and Entertainment	12,261	14,322	(2,061)
Supplies and other	23,663	12,071	11,592
General and administrative excluding stock based compensation	$554,090	$344,946	$209,144

Stock based compensation related to warrants	$105,501	$335,982	$(230,481)

Total general and administrative	$659,591	$680,927	$21,336

Management continues to actively monitor the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for 2015 general and administrative expenses will be comparable to the 2014 actual expenses incurred, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other income (expense) for the year ended December 31, 2014 was income of $3,250,730 as compared expense of $272,969 for the year ended December 31, 2013.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $301,614 in interest expense in 2014 and $365,593 in interest expense in 2013. The reduction in 2014 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt as further described below.

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. During the year ended December 31, 2014 and 2013, the Company recognized a loss of $355,302 and $6,517 respectively relating to the changes in fair market value for these derivative liabilities.

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

On July 23, 2014, the Company and Cape One Master Fund II LLP agreed to exchange the Subordinated Secured Convertible Note and related accrued and unpaid interest totaling a combined $379,624 in exchange for 6.667 million reserved shares of the Company’s common stock. The Company and Cape One agreed that a beneficial ownership limitation of 4.99% shall be maintained at all times as to the number of the shares of the common stock outstanding immediately after giving effect to the issuance of the common stock issuable under this agreement. Cape One also agreed to a Lockup provision in the agreement that specifies that Cape One will not sell, transfer or hypothecate any of the reserved shares until Alpha Capital Anstalt has received $3,500,000 from the proceeds of sales of shares obtained upon conversion of notes issued by the Company and held by Alpha as of the date of this agreement. Upon expiration of the Lockup period, Cape One shall be allowed to sell the lesser of (i) 5% of the daily trading volume of the Company’s common stock or, (ii) 10% of the reserved shares in any calendar month. The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2014, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6.667 million share rights and other securities in the Company’s capital structure. The fair value of these 6.667 million share rights was estimated at $54,289 on the date of the agreement and the Company recognized a gain on extinguishment of debt of $325,335 during the quarter September 30, 2014 based on the excess of the value of the instruments settled over the estimated fair market value of the 6.667 million share rights. These Rights to reserved common stock were revalued based on the total enterprise value of the Company at December 31, 2014 at $559,289. The change in fair market value of this rights liability of $505,000 has been reflected in Additional Paid In Capital.

In 2014, the Company recorded an expense of $40,000 in connection with debt modifications related to forbearance agreements signed during the year as opposed to $30,000 for debt modifications in 2013. These losses from debt modification were netted against gains on forgiveness of debt in each year of $75,038 and $4,769, respectively. The Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

During 2013, the Company released $70,000 of deferred income from a prior year where management considered all conditions to income recognition had been met related to a research project from an interested party. This research was not extended beyond Phase I.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2014 or 2013.

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

Revenue Recognition

Revenue is generated upon the delivery of Pleximer™ and Viral Protec products. The Company earns and recognizes such revenue when the shipment of the products has occurred, title transfers, no further performance obligation exists, and when collection is reasonably assured.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  FASB ASC 740 requires that a valuation allowance be established when management determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The Company evaluates the probability of realization of its net deferred tax assets on an annual basis and any additional valuation allowances are provided or released, as necessary.  Since the Company has had cumulative losses in recent years, the accounting guidance suggests that it should not look to future earnings to support the realization of the net deferred tax asset.

As of the years ended December 31, 2014 and 2013, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2014 and considering industry and Company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Item 8.	Financial Statements

Our consolidated financial statements, together with the reports thereon by our independent registered public accounting firms, begin on page F-1 of this Form 10-K.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2014, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2014. To the best of his knowledge, our Chief Executive Officer believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2014.

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2014 and December 31, 2013 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2014 and December 31, 2013 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

As of December 31, 2014 there are three members of the Board of Directors, one of which is the CEO and President of the Company.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2014, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2014 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *

Isaac Onn	64	Director	February 2015
David Rector	68	Director	June 2014
Alexander Ruckdäschel	43	Director	November 2010
James Wemett	67	President and Director	February 2009

* All Board members are elected to serve until the Company’s next meeting of shareholders.

Isaac Onn Mr. Onn was appointed to the Company’s board of directors on February 18, 2015. Mr. Onn has more than 30 years’ experience in marketing, business development, planning, managing, and providing solutions in the operation of a company. He is a member of the Israeli Bar and serves on the boards of Cybra Corp, Intellect Neursence, and Ness Energy of Israel. Mr. Onn was the CEO and partner of E.P.A – Fuel Services Ltd. from 2001 – 2007 and founder and board director Erez Tal Bar (ETB) Fueling Services Ltd from 2001 – 2003.

David Rector Mr. Rector currently serves as the Chief Operating Officer and as a Director of MV Portfolios, Inc. Mr. Rector has been a director of Sevion Theraputics Inc., a publicly traded company, since February 2002. Mr. Rector also serves as a director and member of the compensation and audit committee of DGSE Companies, Inc., a publicly traded company. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From November 2012 through January 28, 2014, Mr. Rector has served as the CEO, President and a director of Vaporin, Inc. From February 2012 through December 31, 2012, Mr. Rector served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 13, 2013, Mr. Rector served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology.

Alexander Ruckdäschel Mr. Ruckdäschel has extensive experience in international business and investments. He is a venture capitalist and also serves on the Board of Directors for several small cap companies. Alexander Ruckdäschel is a co-founder of Blue Rock-AG, a Swiss-based investment manager. From 2002 to 2006 he was a Fund Advisor at DAC-FONDS, a European Investment company specializing in clean tech and small-cap equities worldwide. Since 2003, Ruckdäschel has also served as an investment advisor to Nanostart AG. Founded in 2003, Nanostart quickly became the leading European venture investment firm in the area of nanotechnology. Prior to 2003, Ruckdäschel was a research analyst with Dunmore Management, a global hedge fund, and Thieme Associates, an investment advisor.

James Wemett Mr. Wemett is an experienced entrepreneur and consultant, involved in the formation and growth of numerous private and public companies. From July 2007 until November 2008, Mr. Wemett was a member of the Board of Directors of the Registrant. On February 19, 2009 Mr. Wemett became our President and the sole member of our Board of directors when the then sole holder of the Series C Convertible Preferred Stock, of NaturalNano, Inc., a Nevada corporation (the “Registrant”), elected and appointed Mr. Wemett as the Series C Director to the Registrant’s Board of Directors. The election was made pursuant to Section 7 of the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock of the Registrant. Mr. Wemett has served in this capacity and will continue until his successor is duly appointed and qualified.    In 1975 Mr. Wemett started ROC Communications, Inc., a retail distributor of electronics products, which was sold in 2001. Mr. Wemett has been a Director of Technology Innovations, LLC, since its inception in 1999, and has served on the board of OncoVista, LLC, (OVIT) a publicly traded oncology company, since June 2007. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the year ended December 31, 2014.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(c)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
James Wemett President	2014	150,000	0	32,969	0	0	0	10,000	$192,969
James Wemett President	2013	150,000	0	151,845	0	0	0	20,000	$321,845

(a)	The CEO’s board approved salary is $150,000 per annum. For the years ended 2014 and 2013, $84,950 and $39,300 respectively were paid in cash and $65,050 and $110,700 respectively have been accrued.
(b)	The amounts in the column “Stock Awards” reflect the warrants grant date fair value recognized for financial statement reporting purposes for common stock warrants granted.
(c)	The amounts in the column “Option Awards” reflect the grant date fair value to be recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans.
(d)	The amounts in the column “All Other Compensation” reflect the actual cash paid for being a member of the Board of Directors.

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

In 2014, the Company awarded 160,000 warrants to purchase common stock to seven consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The fair market value of the 2014 warrant grants was determined using the Black-Scholes model and was measured on the respective date of grant.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.63% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on the date of grant was $0.66 per share. The expiration date used in the valuation model aligns with the warrant life.  The dividend yield was assumed to be zero. The fair market value of the 2014 warrants on the date of grant aggregated $105,501.

In 2013, the Company awarded 95,000 warrants to purchase common stock to two consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the date of grant, expire February 26, 2023 and contain a cashless exercise provision. On November 29, 2013, the Company awarded 180,000 warrants to purchase common stock to seven consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the date of grant, expire November 29, 2018 and contain a cashless exercise provision. On December 5, 2013, the Company awarded 105,000 warrants to purchase common stock to two consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the date of grant, expire December 5, 2018 and contain a cashless exercise provision. The fair market value of the 2013 warrant grants was determined using the Black-Scholes model and was measured on the respective date of grant.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% has been derived from the U.S. treasury yield.  The market price of the Company’s common stock on February 26, 2013, November 29, 2013, and December 5, 2013 was $0.42, $0.90, and $1.17, per share, respectively.  The expiration date used in the valuation model aligns with the warrant life.  The dividend yield was assumed to be zero. The fair market value of the 2013 warrants on the date of grant aggregated $324,525.

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

Outstanding Equity Awards at December 31, 2014

The following tables summarize information concerning outstanding equity awards held by the named executive officer at December 31, 2014.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Unexercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	2,353	None	$102.00	05/15/2015
James Wemett	2,942	None	$51.00	01/03/2016
James Wemett	50,000	None	$0.42	02/26/2023
James Wemett	100,000	None	$0.42	11/29/2018
James Wemett	35,000	None	$0.42	12/05/2018
James Wemett	50,000	None	$0.42	05/08/2019

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Unexercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	None	None	$0.00	N/A

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the year ended December 31, 2014.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $10,000 for services in 2014 and $20,000 for services provided in 2013.   See Executive Compensation above. The independent director received grants aggregating 10,000 and 30,000 common stock warrants in 2014 and 2013, respectively for serving as a board member.  Directors are reimbursed for their reasonable expenses incurred in attending all board meetings. Not all of the board members incurred expenses in attending board meetings.

The following table shows compensation earned for the year ended December 31, 2014 for one our independent directors who is not also named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (2)	Option Awards ($) (3)		Total ($)
Alexander Ruckdäschel	$	none	$6,594	$	none	$6,594

(1)	Certain columnar information required by Item 402(k) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the year ended December 31, 2014.
(2)	The independent director was granted 10,000 warrants during the year ended December 31, 2014 with a fair market value of $6,594 determined using the Black Scholes valuation model.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 10, 2015 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 763 Linden Ave. Rochester, New York 14625. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after April 10, 2015. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3)(4)(5)	390,490	15.7%
Alexander Ruckdäschel Director	90,000	4.1%
David Rector Director	50,000	2.3%
All Directors and Executive Officers as a group (3 persons) (3) (4)	530,490	20.2%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)	Applicable percentage of ownership is based on 2,093,502 shares outstanding on April 10, 2015 together with applicable options and warrants for such stockholder. Shares subject to conversion currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
3)	Includes (i) 102 shares held by Mr. Wemett’s wife, of which shares Mr. Wemett disclaims beneficial ownership (ii) 2,353 warrants to purchase shares of common stock at $102.00 per share, (iii) 2,941 warrants to purchase shares of common stock at $51.00 per share (iv) 185,000 warrants to purchase shares of common stock at $0.42 per share and (v) 200,000 warrants to purchase shares of common stock at $0.10 per share.
4)	Includes currently exercisable options to purchase 196 shares of common stock at $255.00 per share held by Technology Innovations, LLC (“TI”). Our current Board member, James Wemett is an equity holder of TI, which previously owned 56.3% of our outstanding common stock.
5)	On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holder of the Series D Preferred Stock is entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

NONE

Director Independence

Although we are not subject to the rules or requirement of the American Stock Exchange (“AMEX”), we have, generally speaking, looked to those rules for guidance as to which members of our Board qualify as “independent directors.” Under these rules, an “independent director” is a person, other than an officer or employee of the Company or any parent or subsidiary, who has been affirmatively determined by our Board of Directors not to have a material relationship with us that would interfere with the exercise of independent judgment. As determined by AMEX, the following persons would not be deemed independent:

a)	a director who is, or during the past three years was, employed by the Company or by any parent or subsidiary of the Company, other than prior employment as an interim Chairman or CEO;
b)	a director who accepts or has an immediate family member who accepts any payments from the Company or any parent or subsidiary of the Company in excess of $100,000 during the current or any of the past three years, other than compensation for board service, compensation paid to an immediate family member who is a non-executive employee, non-discretionary compensation, certain requirement payments and a limited number of other specified types of payments;
c)	a director who is an immediate family member of an individual who is, or has been in any of the past three years, employed by the Company or any parent or subsidiary of the Company as an executive officer;

d)	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three years;
e)	a director who is, or has an immediate family member who is, employed as an executive officer or any other entity where at any time during the most recent three years any of the Company’s executive officers serve on that entity’s compensation committee; and Company’s audit at any time during any of the past three years.

Our board has determined that Mr. Ruckdäschel is an “independent director.”

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed or expected to be billed by for services performed by Freed Maxick CPAs, P.C. for the years ended December 31, 2014 and 2013 are as follows:

	2014		2013

Audit Fees		$58,500		$57,000
Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2014 and 2013 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q.

AUDIT RELATED FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two years other than reported above.

TAX FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide tax compliance, tax advice or tax planning services during the last two years.

ALL OTHER FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two years other than reported above.

Pre-Approval Policies and Procedures

In the absence of an Audit Committee, the Board of Directors approves all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

Item 15.

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger among NaturalNano, Inc. Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.1	Fourth Amended Restated Articles of Incorporation Dated December 19, 2014	*
3.2	The Third Amended and Restate By-laws of NaturalNano, Inc.	*
3.3	Form of Certificate of Amendment to the Articles of Incorporation	*
4.16.1	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series A Preferred Stock	*
4.17	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock	*
4.18	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock	*
14.1	Code of Ethics for CEO and Senior Financial Officer	*
21.1	Subsidiaries	*
10.167	8% Senior Secured Promissory Note dated as of February 5, 2014 in the original principal amount of $9,000 issued by NaturalNano, Inc. and NaturalNano Research, Inc. Alpha Capital	*
10.168	Forbearance Cape One	*
10.169	8% Convertible Promissory Note dated as of May 8, 2014 in the original principal amount of $45,000 issued by NaturalNano, Inc. to Marlin Capital Investments and payable June 30, 2014	*
10.170	8% Convertible Promissory Note dated as of June 12, 2014 in the original principal amount of $24,000 issued by NaturalNano, Inc. to Alpha Capital Anstalt due and payable August 12, 2014	*
10.171	8% Convertible Promissory Note dated as of July 29, 2014 in the original principal amount of $5,000 issued by NaturalNano, Inc. to Marlin Capital Investments due and payable November 20, 2014	*
10.172	Exchange and Right to Shares agreement dated as of July 23, 2014 between cape One Master Fun II LP and NaturalNano, Inc	*
10.173	Forbearance Agreement effective July 18, 2014 between Alpha Capital Anstalt and NaturalNano, Inc.	*
10.174	Forbearance Agreement effective July 18, 2014 between Marlin Capital Investments and NaturalNano, Inc.	*
10.175	Forbearance Agreement effective September 27, 2014 between Bull Hunter LLC and NaturalNano, Inc.	*
10.176	8% Convertible Promissory Note dated as of August 15, 2014 in the original principal amount of $15,000 issued by NaturalNano, Inc. to Marlin Capital Investments due and payable November 25, 2014	*
10.177	8% Convertible Promissory Note dated as of October 20, 2014 in the original principal amount of $130,000 issued by NaturalNano, Inc. to Marlin Capital Investments due and payable January 30, 2015	*
10.178	8% Senior Secured Promissory Note dated as of August 8, 2014 in the original principal amount of $15,000 issued by NaturalNano, Inc. to Alpha Capital Anstalt payable on November 25, 2014	*
10.179	8% Senior Secured Promissory Note dated as of October 20, 2014 in the original principal amount of $130,000 issued by NaturalNano, Inc. Alpha Capital Anstalt payable on January 30, 2015	*
10.180	8% Senior Secured Promissory Note dated as of September 27, 2014 in the original principal amount of $54,000 issued by NaturalNano, Inc. Alpha Capital Anstalt payable on November 20, 2014	*
10.181	Forbearance Agreement effective November 14, 2014 between Alpha Capital Anstalt and NaturalNano, Inc.	*
10.182	Payoff Agreement with Platinum Long Term Growth IV, LLC and Merit Consulting LLC dated June 26, 2014 with NaturalNano, Inc.	(3)
10.183	Form of Note with Platinum Long Term Growth IV, LLC and Merit Consulting LLC dated June 26, 2014 with NaturalNano, Inc.	(2)
10.184	8% Convertible Note for $30,500 with Alpha Capital Anstalt dated February 17, 2015	**
10.185	8% Convertible Note for $30,500 with Marlin Capital Investments dated February 10, 2015	**
10.186	Forbearance Agreement between Alpha Capital and NaturalNano, Inc. effective January 1, 2015	**
10.187	Forbearance Agreement between Marlin Capital Investments and NaturalNano, Inc. effective March 5, 2015	**
10.188	Forbearance Agreement between Bull Hunter and NaturalNano, Inc. effective March 5, 2015	**

23.1	Consent of Freed Maxick CPAs, P.C.	**
31.1	Certificate of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley act of 2002	**
32.1	Certificate of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley act of 2002	**
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Previously filed
**	Filed herewith
(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2014
(3)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 26, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	April 15, 2015
James Wemett	(Principal Executive Officer)
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

Signature	Title	Date

/s/ James Wemett	President and Director	April 15, 2015
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

/s/ Alexander Ruckdäschel	Director	April 15, 2015
Alexander Ruckdäschel

/s/ David Rector	Director	April 15, 2015
David Rector

NATURALNANO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NaturalNano, Inc.

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, a stockholders’ deficiency, has experienced recurring defaults related to various provisions of debt instruments, and will be dependent on extending the terms of its existing financing and obtaining future financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

April 15, 2015

NaturalNano, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash	$-	$-
Accounts Receivable	5,036	23,206
Inventory	231,764	13,246
Prepaid expenses, and other current assets	73,140	7,040
Total current assets	309,940	43,492

Total Assets	$309,940	$43,492
Liabilities and Stockholders' Deficiency
Liabilities
Current liabilities:
Notes Payable (See Note 2)	$1,534,946	$4,088,425
Accounts payable	572,128	448,127
Accrued expenses	97,095	130,331
Accrued interest	239,937	611,261
Accrued payroll	1,068,448	978,340
Registration rights liability	12,324	82,489
Derivative liabilities	387,721	32,419
Total current liabilities	3,912,599	6,371,392

Total Liabilities	3,912,599	6,371,392

Rights to reserved common shares (Note 2)	559,289	-

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - issued and outstanding 5,000 at December 31, 2014 with an aggregate liquidation preference of $10	2,131	425
Series C - issued and outstanding 0 and 2,857,266, respectively with an aggregate liquidation preference value of $0 and $5,715, respectively	-	242,940
Commitments and contingencies (See Note 9)
Stockholders’ Deficiency
Common Stock - $.001 par value 800,000,000 authorized, issued and outstanding 2,093,502 and 1,847,797, respectively	2,094	1,848
Series D – issued and outstanding 100	-	-
Additional paid in capital	21,454,431	21,729,238
Accumulated deficit	(25,620,604)	(28,302,351)
Total stockholders' deficiency	(4,164,079)	(6,571,265)
Total liabilities and stockholders' deficiency	$309,940	$43,492

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2014	2013
Income:
Revenue	$193,606	$147,362
Cost of goods sold	62,922	29,613
Gross profit	130,684	117,749
Operating expenses:
Research and development	40,076	55,927
General and administrative excluding stock based compensation	554,090	344,946
Stock based compensation related to warrants	105,501	335,982
Total operating expenses	699,667	736,855

Loss from Operations	(568,983)	(619,106)

Other income (expense):
Interest expense	(301,614)	(365,593)
Net loss on derivative liability	(355,302)	(6,517)
Net loss on forgiveness/modification of debt	4,107,646	(10,346)
Other (expense) income	(200,000)	70,114
Gain on dissolution of Combotexs	-	39,373
	3,250,730	(272,969)
Income (loss) before taxes	2,681,747	(892,075)
Income taxes	-	-
Net income (loss) from continuing operations	2,681,747	(892,075)
Net income from discontinued operations	-	11,115
Loss on write-off of discontinued operations	-	(11,179)
Consolidated net income (loss) attributable to the common shareholders	$2,681,747	$(892,139)

Continuing operations income (loss) per common share basic	$1.34	$(0.92)
Continuing operations income (loss) per common share diluted	$0.36	$(0.92)
Discontinued operations loss per common share basic and diluted	$-	$(0.00)
Weighted average shares outstanding - Basic	1,995,172	972,283
Weighted average shares outstanding – Diluted	7,572,514	972,283

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Stockholders’ Deficiency
Balance at December 31, 2012	310,667	$311	-	-	$21,252,023	$(27,410,212)	$14,264	$(6,143,614)

Issuance of common stock for interest	756,274	756	-	-	197,708	-	-	198,464
Warrants issued for services					335,983	-	-	335,983
Shares issued on debt conversion	71,667	72	-	-	19,841	-	-	19,913
Series B preferred shares converted to common shares and change in value	73,333	73	-	-	13,613	-	-	13,686
Series C preferred shares converted to common shares and change in value	635,856	636	-	-	(89,930)	-	-	(89,294)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(892,139)	-	(892,139)
Dissolution of non-controlling interest	-	-	-	-	-	-	(14,264)	(14,264)
Issuance of Series D shares	-	-	100	-	-	-	-
Balance at December 31, 2013	1,847,797	$1,848	100	-	$21,729,238	$(28,302,351)	-	$(6,571,265)

Issuance of common stock for interest	100,000	100	-	-	11,900	-	-	12,000
Warrants issued for services	-	-	-	-	105,501	-	-	105,501
Series B Preferred change in value	-	-	-	-	(1,706)	-	-	(1,706)
Series C preferred shares converted to common shares and change in value	143,782	144	-	-	114,500	-	-	114,644
Change in value of rights reserved for common shares	-	-	-	-	(505,000)	-	-	(505,000)
Fractional shares issued in reverse split	1,923	2	-	-	(2)	-	-
Net loss for the year ended December 31, 2014	-	-	-	-	-	2,681,747	-	2,681,747
Balance at December 31, 2014	2,093,502	$2,094	100	$-	$21,454,431	$(25,620,604)	$-	$(4,164,079)

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$2,681,747	$(892,139)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss on extinguishment / modification of debt	(4,032,609)	30,000
Change in fair value of derivative liabilities	355,302	6,688
Issuance of warrants for services	105,501	335,983
Provision for reserve on receivable from MJ Enterprises	200,000	-
Non-cash gain on forgiveness of debt	(75,037)	(19,654)
Gain on dissolution of Combotexs	-	(39,373)
Loss on write off of discontinued operations	-	11,179
Changes in operating assets and liabilities:
Decrease( increase) in accounts receivable	18,170	(19,756)
(Increase) in inventory	(218,518)	(2,995)
Decrease (increase) in other current assets	(66,100)	3,156
Increase in accounts payable, accrued payroll and accrued expenses	557,534	466,386
(Decrease) in deferred revenue	-	(70,000)
Net cash used in operating activities	(474,010)	(190,525)
Cash flows from investing activities:
Loan to MJ Enterprises	(200,000)	-
Cash used in investing activities	(200,000)	-
Cash flows from financing activities:
Proceeds from senior secured convertible notes	974,010	184,365
Payment on extinguishment of debt	(300,000)	-
Net cash provided by financing activities	674,010	184,365
Decrease in cash	-	(6,160)
Cash at beginning of year	-	6,160
Cash at end of year	$0	$0

Schedule of non-cash investing and financing activities:
Common stock issued for convertible notes	$-	$19,913
Common stock issued for interest	$12,000	$-
Share rights issued for debt extinguishment	$54,289	$-

See notes to consolidated financial statements

NaturalNano, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Description of the Business

Nanotechnology

The Company, located in Rochester, New York, is engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites..

ViralProtec

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

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the year ended December 31, 2014 of $2,681,747 primarily from a non-cash gain on the extinguishment of debt, and had negative working capital of approximately $3,603,000 and a stockholders’ deficiency of approximately $4,164,000 at December 31, 2014. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As December 31, 2014, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2014 and 2013 no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market value. When halloysite nanotubes or Pleximer™ held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) in cost of goods sold will be charged as customer shipments are made. Inventory for overhead costs are applied to inventory during production and included in cost of goods sold.

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

Property and equipment, at cost, consists of the following:

	2014	2013	Useful Life

Lab equipment	$564,234	$564,234	5 years
Leasehold Improvements	-	118,120	3-15 years
	564,234	682,354
Accumulated depreciation and amortization	(564,234)	(682,354)

Net property and equipment	$-	$-

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2014 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense.

Revenue Recognition

Revenue is recognized upon shipment of ViralProtec orders and upon delivery of Pleximer™ and sample products. The Company earns and recognizes such revenue when the shipment of the sample products has occurred, title transfers, no further performance obligation exists, and when collection is reasonably assured.

Research and Development

Research and development costs are expensed in the period the expenditures are incurred. Capital assets acquired in support of research and development are capitalized and depreciated over their estimated useful life and related depreciation expense is included in research and development expense.

Other (Expense) Income

During 2014, the Company recorded a $200,000 provision related to the uncertainty of future collection of the receivable due from MJ Enterprises. The Company continues to aggressively pursue the collection of this amount with all possible avenues for recovery. As the amount has now been past due, the Company provided for the potential non-recovery of the full amount outstanding.

During 2013, the Company released $70,000 of deferred income from a prior year where management considered all conditions to income recognition had been met related to a research project from an interested party. This research was not extended beyond Phase I.

2013 Increase in Authorized Common Stock

On July 1, 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 shares of common stock.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share for the year ended December 31, 2013 as their effect is anti-dilutive based on the net loss incurred.

As of December 31, 2014 and 2013 there were 7,851,283 and 5,593,607 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of December 31, 2014 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation was as follows for the year ended December 31, 2014:

Numerator:
Net income	$2,681,747
Adjustment for interest expense on convertible notes	60,229
Net income, adjusted	$2,741,976
Denominator:
Weighted-average shares used to compute basic EPS	1,995,172
Effect of dilutive securities:
Dilutive warrants	185,934
Convertible debt and registration rights liability	5,388,741
Convertible preferred B shares	2,667
Dilutive potential common shares	5,577,342
Weighted average shares used to compute diluted EPS	7,572,514

The potentially dilutive shares have been limited by certain debt and equity agreements with lenders. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. These limitations have not been taken into account in the calculation of diluted earnings per share for the year ended December 31, 2014.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in the first quarter of 2014 did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.      NOTES PAYABLE

Notes payable as of December 31, 2014 and 2013, respectively consisted of the following:

Notes Payable	2014	2013
Senior Secured Convertible Notes	$441,988	$3,124,403
Senior Secured Promissory Notes	398,938	692,922
Subordinated Secured Convertible Note	-	271,100
2014 Convertible Promissory Notes	694,020	-
Total	$1,534,946	$4,088,425

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of December 31, 2014, Notes payable on the balance sheet includes $840,926 ($3,817,325 at December 31, 2013) for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. The Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through June 30, 2015. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

2014 Senior Secured Promissory Notes

During 2014 the Company entered into various Senior Secured Convertible Promissory Notes aggregating $694,020. The 2014 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share and are subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The proceeds from the 2014 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through June 30, 2015 and bear an interest rate of 18% per annum as a condition of forbearance.

Subordinated Secured Convertible Note and Exchange and Right to Shares Agreement – Cape One Master Fund II LP

On July 23, 2014, the Company and Cape One Master Fund II LLP agreed to exchange the Subordinated Secured Convertible Note and related accrued and unpaid interest totaling a combined $379,624 in exchange for 6,666,667 reserved shares of the Company’s common stock. The Company and Cape One agreed that a beneficial ownership limitation of 4.99% shall be maintained at all times as to the number of the shares of the common stock outstanding immediately after giving effect to the issuance of the common stock issuable under this agreement. Cape One also agreed to a Lockup provision in the agreement that specifies that Cape One will not sell, transfer or hypothecate any of the reserved shares until Alpha Capital Anstalt has received $3,500,000 from the proceeds of sales of shares obtained upon conversion of notes issued by the Company and held by Alpha as of the date of this agreement. Upon expiration of the Lockup period, Cape One shall be allowed to sell the lesser of (i) 5% of the daily trading volume of the Company’s common stock or, (ii) 10% of the reserved shares in any calendar month. The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2014, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 rights and other securities in the Company’s capital structure. The fair value of these 6,666,667 share rights was estimated at $54,289 and the Company recognized a gain on extinguishment of debt of $325,335 during the quarter ended September 30, 2014 based on the excess of the value of the instruments settled over the estimated fair market value of the underlying share rights.

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

Bitcoin Promissory Notes

The Company established its subsidiary, Bitcoin Bidder, Inc. in June, 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction June 27, 2014. In connection with this, the Company issued notes aggregating $2,150,000 under a Securities Purchase Agreement. Bitcoin Bidder, Inc. was not successful at the auction and $1,950,000 in borrowings was repaid to the lenders on June 30, 2014. The remaining $200,000 was repaid to the lenders in July, 2014 without any penalty or interest charges to NaturalNano.  The Company dissolved Bitcoin Bidder, Inc. in 2014.

3.     SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services. The Company’s reportable segments are organized, managed and internally reported separately because each business requires different technology and marketing strategies. The Company currently has two operating segments, Nanotechnology and ViralProtec.  A summary of the two segments is as follows:

Nanotechnology	Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

ViralProtec	Distributor and reseller of personal protective equipment and supplies to protect medical workers from infection and contagious incidents.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in NaturalNano, other than direct expense of ViralProtec.  Approximate information concerning the Company’s operations by reportable segment as of and for the years ended December 31, 2014 and December 31, 2013 is as follows:

	Nanotechnology		ViralProtec		Consolidated
	For the years ended		For the years ended		For the years ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue	$137,159	$147,362	$56,447	-	$193,606	$147,362
Loss from operations	$(549,741)	$(619,106)	$(19,242)	-	$(568,983)	$(619,106)
Interest expense	301,614	365,593	-	-	301,614	365,593
Income (loss) on forgiveness /modification of debt	4,107,646	(10,346)	-	-	4,107,646	(10,346)
Income (loss)	$2,700,989	$(892,139)	$(19,242)	-	$2,681,747	$(892,139)
Assets	$90,052	$43,492	$219,888	-	$309,940	$43,492

Geographic Areas – The Company had no long-lived assets in any country other than the United States for any period presented. The Company had $9,300 in sales outside of the United States in 2014.

Major Customers – During the years ended December 31, 2014 and 2013, the Company derived 92% and 79% respectively of its Nanotechnology revenue from one customer and 77% of the 2014 ViralProtec revenue from one customer.

4.        DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2014, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2014 and December 31, 2013 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of December 31, 2014 and December 31, 2013.

The fair value of the derivative liabilities as of December 31, 2014 and December 31, 2013 are as follows:

F-13

	2014	2013
Derivative Instrument
Notes conversion feature liability	$375,949	$21,991
Warrant liability	11,772	10,428
Total	$387,721	$32,419

Fair Value Valuation Hierarchy Measurement

FASB ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

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

	2014	2013
Fair value – beginning of year	$32,419	$25,732
Loss recognized	355,302	6,687
Fair value – end of year	$387,721	$32,419

5.     INCOME TAXES

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

The benefit for income taxes consists of the following:

	2014	2013
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-
Deferred:
Federal	(1,084,885)	(152,125)
State	(17,832)	-
Total deferred	(1,102,717)	(152,125)
Less increase in valuation allowance	1,102,717	152,125
Net deferred	-	-
Total income taxes	$-	$-

Individual components of deferred taxes at December 31 are as follows:

	2014	2013
Deferred tax assets
Net operating loss carry forwards	$2,910,879	$4,401,295
Equity issued for services	1,298,831	1,262,862
Accrued compensation	323,575	-
Other	175,683	140,311
Total	4,708,968	5,804,468
Less valuation allowance	(4,708,968)	(5,804,468)
Net deferred tax asset	$-	$-

The Company has approximately $11,600,000 in federal net operating loss carry-forwards (“NOLs”) available to reduce future taxable income.  These carry-forwards expire at various dates from 2024 through 2034. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.  A portion of the net operating loss carry-forward, amounting to approximately $840,000, relates to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of FASB ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with FASB ASC 718 when realized for tax purposes.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as ownership changes occur. As a result of the historical equity instruments issued by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any. The amount of the Company's net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value. A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheets or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2014	2013

Statutory United States federal rate	34.0%	34.0%
Nontaxable gain on extinguishment of debt	(52.9)	-
Nondeductible interest expense	3.8	(14.0)
Reduction of net operating loss carryover from extinguishment of debt	52.9	-
Change in valuation allowance	(41.1)	(17.2)
Other	3.3	(2.8)
Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$760,000	$760,000
Unrecognized tax benefits balance at December 31	$760,000	$760,000

At each of December 31, 2014 and 2013, the total unrecognized tax benefits of $760,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2014 and 2013 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2011 - 2014 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

6.      STOCKHOLDERS DEFICIENCY

As of December 31, 2014 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Preferred Stock Issuances

Series D Preferred Stock On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holder of the Series D Preferred Stock is entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

Series B and C Preferred Stock Each share of the Series B and Series C Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  Both the Series B and Series C designations limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and Series C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis and the votes attributable to Series B and Series C Convertible Preferred, voting together represent approximately 9.98% of the aggregate votes attributable to the Company’s outstanding shares (on an as converted basis).

During 2014, Platinum elected to convert 269,592 shares of their Series C preferred shares into 143,782 common shares at the then prescribed conversion rate of 160 common shares per each Series C share. In connection with the June 27, 2014 Payoff Agreement (Note 2) all shares of the remaining Series C preferred shares were cancelled.

During 2013, Alpha elected to convert 137,500 shares of Series B preferred shares into 73,333 common shares at the then prescribed conversion rate of 160 common shares per each Series B share. Also during 2013, Platinum elected to convert 1,192,229 shares of their Series C preferred shares into 635,856 common shares at the then prescribed conversion rate of 160 common shares per each Series C share.

Common Stock Issuances

During 2014, the Company issued 100,000 common shares in satisfaction of $12,000 of interest obligations to lenders on convertible debt.

During 2013, the Company issued an aggregate of 756,274 common shares in satisfaction of $198,464 of interest obligations to lenders on convertible debt. Also during this period, the Company issued an aggregate of 71,667 shares of its common stock in satisfaction of $19,913 of principal obligations to lenders on convertible debt.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2014 and 2013 respectively, there were common stock warrants outstanding to purchase an aggregate 545,294 and 394,110 shares of common stock.

During 2014, the Company granted a total of 160,000 warrants to certain consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $105,501.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.63% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant date was $0.66 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

During 2013, the Company granted a total of 380,000 warrants to certain consultants, the Company’s CEO and the Company’s independent board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $335,982.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.37% to 1.88% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates ranged from $0.0014 to $0.0039 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the status of outstanding warrant plans is presented below:

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	394,110	$4.26	2.24	14,157	$111.00	3.33
Granted during the year	160,000	$0.42		380,000	$0.42
Cancelled or forfeited	(8,824)	$127.50		(47)	$1,683.00
Warrants outstanding at end of year	545,294	$1.13	5.9	394,110	$4.26	2.24
Warrants exercisable at end of year	545,294	$1.13	5.9	394,110	$4.26	2.24

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

Employee stock compensation expense was $0 for the years ended December 31, 2014 and 2013. No option grants were made in 2014 or 2013.

A summary of the status of outstanding incentive stock plans is presented below:

	2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at beginning of year	2,363	$921.00	3.53	2,410	$1,071.00	4.00
Granted during the year	-			-
Cancelled or forfeited	-			(47)
Options outstanding at end of year	2,363	$1,070.00	2.11	2,363	$921.00	3.53
Options exercisable at end of year	2,363	$1.11	2.11	2,363	$921.00	3.53

As of December 31, 2014, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

7.     DISCONTINUED OPERATIONS

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

December 31, 2013

Revenues from Medical Board business	$14,750
Profit from Medical Board business	$11,115

In connection with this decision to exit the Medical Board business, the Company filed a Certificate of Dissolution on May 10, 2013 with the state of New York under section 1003 of the Business Corporation Law in connection with the unanimous written consent of the shareowners of Combotexs. As a result of this decision, certain unrecovered sample inventory amounts were written off during the second quarter of 2013. The loss on write-off of discontinued operations was $11,179 and is reflected in the Statement of Operations in 2013.

8.     CREDITOR CONCESSIONS

During the 2014 and 2013, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying consolidated balance sheet. As a result of these agreements, liabilities of $75,037 and $19,664 respectively, were relieved resulting in a gain on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

9.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations

The Company leases approximately 9,200 square feet in Rochester, NY for laboratory space.  The lease is a month-to-month agreement at $2,000 per month with no targeted end date. Total rent expense of $24,000 was incurred in each of the years ended December 31, 2014 and 2013. The Company’s corporate operations are currently conducted from office space located at 763 Linden Avenue Rochester, New York. There is no signed lease agreement and $2,500 in rent expense was incurred for the fourth quarter of calendar year 2014 and $0 rent in 2013.

Commitments

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2014. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

During the third quarter ending September 30, 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

10.  REVERSE STOCK SPLIT

On December 19, 2014, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Nevada, to effect a 1-for-300 reverse stock split of its common stock, or the Reverse Stock Split. This action had previously been approved by the Company’s Board of Directors on November 4, 2014. As a result of the Reverse Stock Split, every three hundred shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connections with the Reverse Stock Split. Stockholders who would have been entitled to receive a fractional share in connection with the Reverse Stock Split received one whole share. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on December 23, 2014.

11.     SUBSEQUENT EVENTS

Debt and Warrant transactions subsequent to December 31, 2014

On February 10, 2015, the Company issued an 8% convertible promissory notes in the amount of $30,500 to Alpha Capital. The notes bear interest at the rate of 8% per annum and are due and payable June 30, 2015. This note is convertible at $0.30 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.

On February 10, 2015, the Company issued an 8% convertible promissory notes in the amount of $30,500 to Marlin Capital Investments, LLC. The notes bear interest at the rate of 8% per annum and are due and payable June 30, 2015. This note is convertible at $0.30 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock.

On February 15, 2015 the board of directors of the Company granted warrants to the following board members: James Wemett 200,000 warrants, Alexander Ruckdaschel 50,000 warrants and David Rector 50,000 warrants as consideration for board services provided to the Company. These grants provide for the right to purchase shares of common stock at an exercise price of $0.10 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision.

