Form 10-Q
period 2015-03-31
NaturalNano, Inc.
filed 2015-05-20
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:                                     March 31, 2015___________________

or

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

2,093,502 as of May 15, 2015

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

Assets
Current assets:
Cash	$66	$-
Accounts Receivable	4,347	5,036
Inventory	196,731	231,764
Prepaid expenses and other current assets	24,292	73,140
Total current assets	225,436	309,940

Total Assets	$225,436	$309,940

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities
Notes payable (Note 2)	$1,595,941	$1,534,946
Accounts payable	471,019	572,128
Accrued expenses	119,233	97,095
Accrued interest	305,037	239,937
Accrued payroll	1,099,948	1,068,448
Registration rights liability	12,324	12,324
Derivative liabilities	241,444	387,721
Total current liabilities	3,844,946	3,912,599

Total Liabilities	3,844,946	3,912,599

Rights to reserved common shares (Note 2)	343,350	559,289
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preference of $10	1,715	2,131
Commitments and contingencies	-	-

Stockholders' Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 2,093,502 shares issued and outstanding	2,094	2,094
Series D - issued and outstanding 100 shares	-	-
Additional paid in capital	21,731,892	21,454,431
Accumulated deficit	(25,698,561)	(25,620,604)
Total stockholders' deficiency	(3,964,575)	(4,164,079)
Total liabilities and stockholders' deficiency	$225,436	$309,940

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Income:
Revenue	$115,085	$3,640
Cost of goods sold	27,408	485
Gross profit	87,677	3,155

Operating expenses:
Research and development	3,284	10,735
Selling, general and administrative excluding stock based compensation	190,326	94,145
Stock based compensation attributed to warrant grants	61,106	-
Total operating expenses	254,716	104,880

Loss from Operations	(167,039)	(101,725)

Other income (expense):
Interest expense, net	(65,095)	(95,547)
Gain (loss) on change in derivative liability	146,277	(26,308)
Gain (loss) on forgiveness and modifications of debt	7,900	(40,000)
Total other income (expense)	89,082	(161,855)

Loss before income taxes	(77,957)	(263,580)
Income taxes	-	-
Net loss	(77,957)	(263,580)

Loss per common share- basic and diluted	$(0.04)	$(0.14)
Weighted average shares outstanding	2,093,502	1,937,262

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2014	2,093,502	$2,094	100	$-	$21,454,431	$(25,620,604)	$(4,164,079)

Series B preferred shares change in value	-	-	-	-	416	-	416

Warrants issued for services	-	-	-	-	61,106	-	61,106

Change in value to rights to common shares	-	-	-	-	215,939		215,939

Net loss for the three months ended March 31, 2015	-	-	-	-	-	(77,957)	(77,957)

Balance at March 31, 2015	2,093,502	$2,094	100	$-	$21,731,892	$(25,698,561)	$(3,964,575)

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net (loss)	$(77,957)	$(263,580)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Net (gain) loss on extinguishment/modification of debt	(7,900)	40,000
Change in fair value of derivative liabilities	(146,277)	26,308
Issuance of warrants for services	61,106	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	689	10,956
Decrease (increase) in inventory	35,033	(5,479)
Decrease in prepaid expenses and other current assets	48,848	-
Increase in accounts payable and accrued expenses	25,524	78,803
Increase in deferred revenue	-	40,745
Net cash used in operating activities	(60,934)	(72,247)

Cash flows from investing activities
Receivable from MJ Enterprises	-	(200,000)
Net cash used in investing activities	-	(200,000)

Cash flows from financing activities
Proceeds from senior secured promissory notes	61,000	280,000
Net cash provided by financing activities	61,000	280,000

Increase in cash	66	7,753
Cash at beginning of period	-	-
Cash at end of period	$66	$7,753

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the three months ended March 31, 2015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Going Concern

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three months ended March 31, 2015 of approximately $78,000, had negative working capital of approximately $3,620,000 and a stockholders’ deficiency of approximately $3,965,000 at March 31, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

ViralProtec

In the fourth quarter of 2014, the Company announced the new business line, ViralProtec, (www.viralprotec.com) a division of NaturalNano. ViralProtec, is a reseller for healthcare personal protective equipment (PPE) and ancillary supplies. Our mission is to provide personal protective equipment for caregivers for infectious patient care that meet or exceed CDC and WHO guidelines. ViralProtec was created in response of the public concern and publicity surrounding the risk to caregivers and other responders created by the Ebola virus. The Company will maintain inventory on hand for customers to order complete protection kits from a single source instead multiple sources.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to March 2015 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three month periods ending March 31, 2015 and 2014.

Loss Per Share

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

As of March 31, 2015 and 2014 there were 9,130,044 and 6,720,340 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of March 31, 2015 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

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

Recent Accounting Pronouncements

FASB ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ASU 2015-3 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU 2014-12 requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. To account for such awards, a reporting entity should apply existing guidance in FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	March 31, 2015	December 31, 2014
Senior Secured Convertible Notes	$441,988	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	755,015	694,020
	$1,595,941	$1,534,946

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of March 31, 2015 and December 31, 2014 Notes payable on the balance sheets includes $840,926 for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through June 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

2014-2015 Senior Secured Promissory Notes

During the first quarter of 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. The 2014-2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through June 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

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

The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to March 2015, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 share rights and other securities in the Company’s capital structure. The fair value of these 6,666,667 share rights was estimated at $343,350 as of March 31, 2015 based on the excess of the value of the instruments settled over the estimated fair market value of the share rights granted. The change in fair market value of this rights liability of $215,939 has been reflected in Additional Paid In Capital. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 6,666,667 share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the value of these share rights has been presented in temporary equity classification on the balance sheets.

During the three month period ended March 31, 2014, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000. This amount was added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 in the three month period ended March 31, 2014.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company.  The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company relies on intersegment cooperation and management does not represent that these segments, if operated independently, would report the results contained herein.  For purposes of determining segment loss, corporate overhead is primarily included in Nanotechnology, other than direct expense of ViralProtec.  Approximate information concerning the Company’s operations by reportable segment for the three months ended March 31, 2015 and March 31, 2014 is as follows:

	Nanotechnology		ViralProtec		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$67,827	$3,640	$47,258	-	$115,085	$3,640

Loss from operations	$(180,260)	$(101,725)	$13,221	-	$(167,039)	$(101,725)
Interest expense	(65,095)	(95,547)	-	-	(65,095)	(95,547)
Net gain (loss) on derivative liabilities	146,277	(26,308)	-	-	146,277	(26,308)
Gain (loss) on forgiveness /modification of debt	7,900	(40,000)	-	-	7,900	(40,000)
Income (loss)	$(91,178)	$(263,580)	$13,221	-	$(77,957)	$(263,580)

Assets	$40,738	$309,940	$184,698	-	$225,436	$309,940

Geographic Areas – The Company had no long-lived assets in any country other than the United States for any period presented. The Company had $9,600 in sales outside of the United States in the first quarter of 2015.

Major Customers – During the three months ended March 31, 2015, the Company derived 58% of total revenue from one Nanotechnology customer and 15% from one ViralProtec customer. During the three months ended March 31, 2014, the Company derived 100% of total revenue from one Nanotechnology customer.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to March 2015, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of March 31, 2015 and December 31, 2014 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of March 31, 2015 and December 31, 2014.

The fair value of the derivative liabilities as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Note conversion feature liabilities	$236,690	$375,949
Warrant liability	4,754	11,772
Total	$241,444	$387,721

The change in the fair value of the derivative liability of $146,277 was recognized as a gain on change in derivative liability in the statement of operations for the three months ended March 31, 2015. A change in fair value of the derivative liability of $26,308 was recognized as a loss for the three months ended March 31, 2014. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

5.	STOCKHOLDERS EQUITY

As of March 31, 2015 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of March 31, 2015 there were 9,130,044 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Preferred Stock Issuances

The Series B Convertible Preferred Stock is convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  The Series B designation limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares. As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, share rights, convertible preferred stock, warrants and options, the Series B preferred shares have been moved into temporary equity classification on the balance sheet.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2015 and December 31, 2014 there were common stock warrants outstanding to purchase an aggregate of 845,294 and 545,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

On February 15, 2015, the Company granted a total of 300,000 warrants to the Company’s board members. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.10 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $61,106.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.62% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.22 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the outstanding warrants is presented below:

	2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2015	545,294	$4.26	2.24
Granted	300,000	0.10
Warrants outstanding at March 31, 2015	845,294	$0.77	4.75
Warrants exercisable at March 31, 2015	845,294	$0.77	4.75

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2015	2,363	$921.00	3.53
Options expired unexercised	907
Options outstanding at March 31, 2015	1,456	$1,578.00	1.44
Options exercisable at March 31, 2015	1,456	$1,578.00

All compensation costs for the above options have been previously recognized in operations.  As of March 31, 2015, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the three month periods ended March 31, 2015 and 2014.

7.	REVERSE STOCK SPLIT

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

·	the ability to raise capital to fund our operations until we generate adequate cash flow internally;
·	the terms and timing of product sales and licensing agreements;
·	our ability to enter into strategic partnering and joint development agreements;
·	our ability to competitively market our controlled release and filled tube products;
·	the successful implementation of research and development programs;
·	our ability to attract and retain key personnel;
·	general market conditions.

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

The Company

NaturalNano (the “Company”), located in Rochester, New York, operates in two business segments, the Nanotechnology and ViralProtec as described below.

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

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three months ended March 31, 2015 of approximately $78,000, had negative working capital of approximately $3,620,000 and a stockholders’ deficiency of approximately $3,965,000 at March 31, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2015 the Company owed $1,900,978 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of March 31, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. The lenders have provided waivers that increase the interest rate on the debt to 18% during the forbearance period and have extended the scheduled maturity date to June 30, 2015.

Operating activities

Net cash used in operating activities in the three months ended March 31, 2015 and 2014 was $60,934 and $72,247, respectively. The net loss generated in the three month period of 2015 was $77,957 compared to a net loss of $263,580 in the prior year period.  The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company also evaluates opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2015 to be comparable to the prior year spending levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net loss to the cash used in operations aggregated a net reduction of $93,071 in the three months ended March 31, 2015 compared to net addition of $66,308 in the three months ended March 31, 2014. The change in these non-cash items reflect the change in the fair market value of warrant and derivative liabilities.

Investing activities

There were no investing activities during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE on June 30, 2014. The Company does not believe this amount will be collected from MJE. During 2014, the Company provided a reserve of $200,000 on the potential non-recovery of the full amount due from MJE.

Financing Activities

Net cash provided from financing activities in the three months ended March 31, 2015 and 2014 was $61,000 and $280,000, respectively. The cash flows from financing activities in 2015 include the receipt of an aggregate of $61,000 in new borrowing in connection with the 2015 Convertible promissory notes. The cash flows from financing activities in 2014 reflect a receipt of $68,000 in proceeds from Platinum Long Term Growth IV LLC and $212,000 in proceeds from Alpha.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2014 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the three months ended March 31, 2015.

Comparison of Statement of Operations for the three months ended March 31, 2015 and 2014

Revenue and Gross Profit

During the three months ended March 31, 2015 and 2014, the Company recorded $115,085 and $3,640, respectively in revenue for from its two operating segments. Gross profit of $87,677 and $3,155 resulted in a profit margin of 76% and 87% of sales for these periods, respectively. During the three month period ended March 31, 2015, the Nanotechnology segment generated a gross profit of 84% and the ViralProtec segment generated a gross profit of 65%. The Company expects that it will continue to experience notable variations in gross margins with its business as it continues to introduce and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

	For the three months ended
	March 31,		Variance
Revenue, Cost of Goods, and Gross Profit	2015	2014	Increase
Revenue:
Nanotechnology	$67,827	$3,640	$64,187
ViralProtec	47,258	-	47,258

Cost of goods:
Nanotechnology	10,820	485	10,335
ViralProtec	16,588	-	16,588

Consolidated Gross Margin	$87,677	$3,155	$84,522
Gross Margin %	76%	87%

Operating Expenses

Management continues to assess the Company's operating structure to control expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2015 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total research and development expenses incurred in 2015 and 2014, respectively were $3,284 to $10,735. The Company did not spend on Nanotechnology research programs during the three months ended March 31, 2015. Since the introduction of the ViralProtect business in the fourth quarter of 2014, the Company has directed is efforts and spending in the development this segment’s customer base and product offering. The Company intends to invest in product research for the Nanotechnology segment in future periods as cash flow opportunities allow.

	For the three months ended		Variance
	March 31,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$3,284	$-	$3,284
Rents & Utilities	-	7,046	(7,046)
Supplies and other	-	3,689	(3,689)
	$3,284	$10,735	$(7,451)

Total general and administrative expense, excluding stock compensation cost resulting from the grants of warrants, for the three months ended March 31, 2015 was $190,326 as compared to $94,145 for the three months ended March 31, 2014.

Salaries and benefits increased in 2015 over costs incurred in 2014 reflecting part time staff hired in connection with the ViralProtec business in the fourth quarter of 2014. Legal and professional services increased by $30,935 over 2014 reflecting additional complexities to the Company’s legal structure, debt extinguishments and advances and expansion of business categories. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the six months period from October 2014 through April 2015.

During the first quarter of 2015, the Company granted a total of 300,000 warrants to the Company’s board members. These warrants grant the right to purchase one share of common stock at an exercise price of $0.10 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $61,106.  An expected volatility assumption of 140% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.62% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant was $0.22 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

	For the three months ended		Variance
	March 31,		increase
General and Administrative	2015	2014	(decrease)
Salary & Benefits	$64,886	$47,513	$17,373
Legal and Professional Fees	48,533	17,598	30,935
Investor Relations	51,768	-	51,768
Consulting Services	-	9,123	(9,123)
Rent and utilities	9,496	3,300	6,196
Insurance	1,894	1,695	199
Shareholder and Board	3,281	9,067	(5,786)
Travel and Entertainment	5,738	5,450	288
Supplies and other	4,730	399	4,331
General and administrative excluding stock based compensation	$190,326	$94,145	$96,181

Stock based compensation related to warrants	$61,106	$-	$61,106

Total general and administrative	$251,432	$94,145	$157,287

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

Interest and Other Income (expense), net

Other income (expense) net for the three months ended March 31, 2015 was net income of $89,082 compared a net expense of $161,855 for the three months ended March 31, 2014.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $65,095 in interest expense in 2015 and $95,547 in interest expense in 2014. The reduction in 2015 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt during the second quarter of 2014.

During the three months ended March 31, 2015, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding. As a result of these agreements, liabilities of $8,000 were relieved resulting in a gain of $7,900 on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

In 2014, the Company recorded an expense of $40,000 in connection with debt modifications related to forbearance agreements. The Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheets. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes until June 30, 2015. The lenders increased the interest rate on the debt to 18% during the forbearance period.

Item 4. Mine Safety Disclosures

 Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	May 20, 2015	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)

