Form 10-Q
period 2015-06-30
NaturalNano, Inc.
filed 2015-08-14
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     June 30, 2015

or

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

2,093,502 as of August 14, 2015

Item 1.  Financial Statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)

Assets
Current assets:
Cash	$-	$-
Accounts Receivable	23,735	5,036
Inventory, net of reserve of $16,000 and $0, respectively	165,967	231,764
Prepaid expenses and other current assets	7,040	73,140
Total current assets	196,742	309,940

Total Assets	$196,742	$309,940

Liabilities and Stockholders' Deficiency
Liabilities
Current Liabilities
Notes payable (Note 2)	$1,595,944	$1,534,946
Accounts payable	532,134	572,128
Accrued expenses	93,744	97,095
Accrued interest	371,565	239,937
Accrued payroll	1,127,448	1,068,448
Registration rights liability	12,324	12,324
Derivative liabilities	471,584	387,721
Total current liabilities	4,204,743	3,912,599

Total Liabilities	4,204,743	3,912,599

Rights to reserved common shares (Note 2)	220,795	559,289
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preference of $10	1,729	2,131
Commitments and contingencies	-	-

Stockholders' Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 2,093,502 shares issued and outstanding	2,094	2,094
Series D - issued and outstanding 100 shares	-	-
Additional paid in capital	21,896,109	21,454,431
Accumulated deficit	(26,128,728)	(25,620,604)
Total stockholders' deficiency	(4,230,525)	(4,164,079)
Total liabilities and stockholders' deficiency	$196,742	$309,940

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended			For the six months ended
	June 30,			June 30,
	2015		2014	2015		2014

Income:
Revenue		$74,405	$42,534		$189,490	$46,174
Cost of goods sold		50,619	8,149		78,027	8,634
Gross Profit		23,786	34,385		111,463	37,540

Operating expenses:
Research and development		1,072	12,259		4,356	22,994
Selling, general and administrative		114,532	92,595		304,858	186,740
Stock based compensation attributed to warrant grants		41,676	105,501		102,782	105,501
		157,280	210,355		411,996	315,235

Loss from operations		(133,494)	(175,970)		(300,533)	(277,695)

Other income (expense):
Interest expense		(66,533)	(96,717)		(131,628)	(192,264)
Net loss on derivative liability		(230,140)	(363,801)		(83,863)	(390,109)
Net gain on extinguishment and modification of debt		-	3,747,273		7,900	3,707,273
Other income (expense)		(296,673)	3,286,755		(207,591)	3,124,900

(Loss) income before income taxes		(430,167)	3,110,785		(508,124)	2,847,205
Income taxes		-	-		-	-
Consolidated net (loss) income		$(430,167)	$3,110,785		$(508,124)	$2,847,205

(Loss) income per common share - basic		$(0.21)	$1.56		$(0.24)	$1.45
(Loss) income per common share - diluted	$	na	$0.82	$	na	$0.76

Weighted average shares outstanding
Basic		2,093,502	1,991,580		2,093,502	1,964,571

Fully diluted		-	3,775,673		-	3,748,664

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

For the six months ended June 30, 2015

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2014	2,093,502	$2,094	100	$-	$21,454,431	$(25,620,604)	$(4,164,079)

Change in value of Series B preferred shares	-	-	-	-	402	-	402

Warrants issued for services	-	-	-	-	102,782	-	102,782

Change in value of rights to common shares	-	-	-	-	338,494	-	338,494

Net loss for the six months ended June 30, 2015	-	-	-	-	-	(508,124)	(508,124)

Balance at June 30, 2015	2,093,502	$2,094	100	$-	$21,896,109	$(26,128,728)	$(4,230,525)

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net (loss) income	$(508,124)	$2,847,205
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net gain on extinguishment and modification of debt	(7,900)	(3,707,273)
Change in fair value of derivative liabilities	83,863	390,109
Issuance of warrants for services	102,782	105,501
Provision for excess inventory	(16,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(18,699)	14,806
Decrease in inventory	81,797	115
Decrease (increase) in prepaid expenses and other current assets	66,100	(5,000)
Increase in accounts payable and accrued expenses	155,181	205,719
Net cash used in operating activities	(61,000)	(148,818)

Cash flows from investing activities:
Receivable from MJ Enterprises	-	(200,000)
Net cash used in investing activities	-	(200,000)

Cash flows from financing activities:
Proceeds from senior secured promissory notes	61,000	649,000
Payment on extinguishment of debt	-	(300,000)
Net cash provided by financing activities	61,000	349,000

Increase in cash	-	182
Cash at beginning of period	-	-
Cash at end of period	$-	$182

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the six months ended June 30, 2015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014 are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Going Concern

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the six months ended June 30, 2015 of approximately $508,000, had negative working capital of approximately $4,008,000 and a stockholders’ deficiency of approximately $4,231,000 at June 30, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lenders waivers and maturity extensions received from the lenders.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet of cash, accounts receivable, inventory, prepaid assets, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable approximates their carrying value as the terms of this debt reflects market conditions. The Company’s derivative liability was determined utilizing Level 3 inputs.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to June 2015 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three and six month periods ending June 30, 2015 and 2014.

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

As of June 30, 2015 and 2014 there were 25,940,237 and 3,751,729 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of June 30, 2015 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

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

Recent Accounting Pronouncements

FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value.  FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required.  Early adoption is permitted.  The Company is evaluating the potential impact of this ASU on the condensed consolidated financial statements.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	June 30, 2015	December 31, 2014
Senior Secured Convertible Notes	$441,988	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	755,018	694,020
	$1,595,944	$1,534,946

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of June 30, 2015 and December 31, 2014 Notes payable on the balance sheets includes $840,926 for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through November 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

2014-2015 Convertible Promissory Notes

During six months ended June 30, 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. The 2014-2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through November 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

On February 15, 2015, the Company granted 300,000 warrants to the Company’s board members with an exercise price of $0.10 per share and on May 30, 2015, the Company granted 375,000 warrants to the Company’s board members and one consultant with an exercise price of $0.05 per share. The 2014-2015 Convertible Promissory Notes were convertible into shares at $0.30 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of warrants described above, the conversion price on these debt obligations were modified to $0.5 per share.

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

The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to June 2015, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 share rights and other securities in the Company’s capital structure. The fair value of these 6,666,667 share rights was estimated at $220,795 as of June 30, 2015 based on the excess of the value of the instruments settled over the estimated fair market value of the share rights granted. The change in fair market value of this rights liability (of $338,494 since December 31, 2014) has been reflected in Additional Paid In Capital. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 6,666,667 share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the value of these share rights has been presented in temporary equity classification on the balance sheets.

During the six month period ended June 30, 2014, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000. This amount was added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 in the six month period ended June 30, 2014.

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

A summary of the two segments is as follows:

Nanotechnology	Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

ViralProtec	Distributor and reseller of personal protective equipment and supplies to protect medical workers from infection and contagious incidents.

Information concerning the Company’s operations by reportable segment for the three and six months ended June 30, 2015 and 2014 are as follows:

	Nanotechnology		ViralProtec		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$39,454	$42,534	$34,951	-	$74,405	$42,534

Loss from operations	$(121,987)	$(175,970)	$(11,507)	-	$(133,494)	$(175,970)
Interest expense	(66,533)	(96,717)	-	-	(66,533)	(96,717)
Net loss on derivative liabilities	(230,140)	(363,801)	-	-	(230,140)	(363,801)
Gain on forgiveness and modification of debt	-	3,747,273	-	-	-	3,747,273
Net income (loss)	$(418,660)	$3,110,785	$(11,507)	-	$(430,167)	$3,110,785

	Nanotechnology		ViralProtec		Consolidated
	For the six months ended		For the six months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$107,281	$46,174	$82,209	-	$189,490	$46,174

(Loss) income from operations	$(319,696)	$(277,695)	$19,163	-	$(300,533)	$(277,695)
Interest expense	(131,628)	(192,264)	-	-	(131,628)	(192,264)
Net loss on derivative liabilities	(83,863)	(390,109)	-	-	(83,863)	(390,109)
Gain on forgiveness and modification of debt	7,900	3,707,273	-	-	7,900	3,707,273
Net income (loss)	$(527,287)	$2,847,205	$19,163	-	$(508,124)	$2,847,205

Assets	$31,449	$433,753	$165,293	-	$196,742	$433,753

Geographic Areas – The Company had no long-lived assets in any country other than the United States for any period presented. The Company had $10,200 in sales outside of the United States in the six month ended June 30, 2015.

Major Customers – During the six months ended June 30, 2015, the Company derived 56% of total revenue from one Nanotechnology customer and 20% from two ViralProtec customers. During the six months ended June 30, 2014, the Company derived 94% of total revenue from one Nanotechnology customer.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to June 2015, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of June 30, 2015 and December 31, 2014 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of June 30, 2015 and December 31, 2014.

The fair value of the derivative liabilities as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Note conversion feature liabilities	$470,806	$375,949
Warrant liability	778	11,772
Total	$471,584	$387,721

The change in the fair value of the derivative liability of $230,140 and $83,863 was recognized as a loss on change in derivative liability in the statement of operations for the three and six months ended June 30, 2015, respectively. A change in fair value of the derivative liability of $363,801 and $390,109 was recognized as a loss for the three and six months ended June 30, 2014, respectively. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

5.	STOCKHOLDERS EQUITY

As of June 30, 2015 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of June 30, 2015 there were 26,742,964 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 30, 2015 and December 31, 2014 there were common stock warrants outstanding to purchase an aggregate of 1,217,941 and 545,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

On May 30, 2015, the Company granted a total of 375,000 warrants to the Company’s board members and one consultant. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.05 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $41,676.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.49% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.12 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the outstanding warrants is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2015	545,294	$4.26	2.24
Granted	675,000	0.07
Expired	(2,353)	102.00
Warrants outstanding at June 30, 2015	1,217,941	$0.35	4.63
Warrants exercisable at June 30, 2015	1,217,941	$0.35	4.63

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2015	2,363	$921.00	3.53
Options expired unexercised first quarter	(907)
Options outstanding at June 30, 2015	1,456	$1,578.00	1.19
Options exercisable at June 30, 2015	1,456	$1,578.00	1.19

All compensation costs for the above options have been previously recognized in operations.  As of June 30, 2015, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the six month periods ended June 30, 2015 and 2014.

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

The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on December 22, 2014.

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

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the six months ended June 30, 2015 of approximately $508,000, had negative working capital of approximately $4,008,000 and a stockholders’ deficiency of approximately $4,231,000 at June 30, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2015 the Company owed approximately $1,968,000 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of June 30, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the debt to 18% during the forbearance period. The lenders have extended the scheduled maturity date of the underlying debt to November 30, 2015.

Operating activities

Net cash used in operating activities in the six months ended June 30, 2015 and 2014 was $61,000 and $148,818, respectively. The net loss generated in the six month ended June 30, 2015 was $508,124 compared to net income of $2,847,205 in the six month ended June 30, 2014.  Included in the net income for the six months ended June 30, 2014 is $3,747,273 from a non-cash gain on extinguishment of debt. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company also evaluates opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2015 will be comparable to the prior year spending levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net loss (income) to the cash used in operations aggregated a net reduction of $162,745 in the six months ended June 30, 2015 compared to net reduction of $3,211,663 in the six months ended June 30, 2014. The change in these non-cash items reflect the non-cash gain on extinguishment of debt and the change in the fair value of warrant and derivative liabilities.

Investing activities

There were no investing activities during the six months ended June 30, 2015.

During the six months ended June 30, 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE on June 30, 2014. The Company does not believe this amount will be collected from MJE. During 2014, the Company provided a reserve of $200,000 on the potential non-recovery of the full amount due from MJE.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2015 and 2014 was $61,000 and $349,000, respectively. The cash flows from financing activities in 2015 include the receipt of $61,000 in new borrowing in connection with the 2015 Convertible promissory notes. The cash flows from financing activities in 2014 reflect a receipt of $300,000 in new borrowing in connection with the Payoff Agreement with Platinum Long Term Growth IV LLC (“PLTG”) and Merit Advisors LLC (“Merit”). Additionally, other promissory notes aggregating $349,000 were received for operating purposes in the six months period ended June 30, 2014. The Payoff Agreement required $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2014 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the six months ended June 30, 2015.

FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value.  FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required.  Early adoption is permitted.  The Company is evaluating the potential impact of this ASU on the condensed consolidated financial statements.

Comparison of Statement of Operations for the three months ended June 30, 2015 and 2014

	For the three months ended
	June 30,		Variance
Revenue, Cost of Goods, and Gross Profit	2015	2014	Increase
Revenue:
Nanotechnology	$39,454	$42,534	$(3,080)
ViralProtec	34,951	-	34,591

Cost of goods:
Nanotechnology	4,161	8,149	(3,988)
ViralProtec	46,458	-	46,458

Consolidated Gross Margin	$23,786	$34,385	$(10,599)
Gross Margin %	32%	81%

Revenue and Gross Profit

During the three months ended June 30, 2015 and 2014, the Company recorded $74,405 and $42,534, respectively in revenue. Gross profit of $23,786 and $34,385 resulted in a profit margin of 32% and 81% of sales for these periods, respectively. During the three month period ended June 30, 2015, the Nanotechnology segment generated a gross profit of 89% and the ViralProtec segment generated a loss on gross margin of 33%. The ViralProtec margin loss is attributed to a provision for potential excess inventory of $16,000 recorded during the second quarter of 2015. Excluding the impact of this charge, the ViralProtec segment margin would have been 78%. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales.

In the fourth quarter of 2014, the Company announced the new business line, ViralProtec, a reseller for healthcare personal protective equipment (PPE) and ancillary supplies. There were no revenues, cost of goods or gross margin generated during the six months ended June 30, 2014 from the ViralProtec segment.

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

	For the three months ended		Variance
	June 30,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$1,072	$-	$1,072
Rents & Utilities	-	8,240	(8,240)
Supplies and other	-	4,019	(4,019)
	$1,072	$12,259	$(11,187)

Total research and development expenses incurred in the three months ended June 30, 2015 and 2014, respectively were $1,072 and $12,259, respectively. The Company did not spend on Nanotechnology research programs during the three months ended June 30, 2015. Since the introduction of the ViralProtec business in the fourth quarter of 2014, the Company has directed is efforts and spending in the development this segment’s customer base and product offering. The Company intends to invest in product research for the Nanotechnology segment in future periods as cash flow opportunities allow.

	For the three months ended		Variance
	June 30,		increase
General and Administrative	2015	2014	(decrease)
Salary & Benefits	$48,605	$35,919	$12,686
Legal and Professional Fees	13,123	24,938	(11,815)
Investor Relations	18,036	-	18,036
Consulting Services	7,956	5,306	2,650
Rent and utilities	9,159	3,300	5,859
Insurance	954	2,985	(2,031)
Shareholder and Board	12,329	7,983	4,346
Supplies and other	4,370	12,164	(7,794)
General and administrative excluding stock based compensation	$114,532	$92,595	$21,937

Stock based compensation related to warrants	$41,676	$105,501	$(63,825)

Total general and administrative	$156,208	$198,096	$(41,888)

Total general and administrative expense, excluding stock compensation cost resulting from the grants of warrants, for the three months ended June 30, 2015 was $114,532 as compared to $92,595 for the three months ended June 30, 2014.

Salaries and benefits increased in 2015 over costs incurred in 2014 reflecting part time staff hired in connection with the ViralProtec business established in the fourth quarter of 2014. Legal and professional services decreased by $11,815 since 2014 reflecting costs incurred in 2014 related to alternative business structures, as well as debt extinguishments, advances and the expansion of business categories. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the six months period from October 2014 through April 2015.

During the second quarter of 2015, the Company granted a total of 375,000 warrants to the Company’s board members and to an outside consultant. These warrants grant the right to purchase one share of common stock at an exercise price of $0.05 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $41,676.  An expected volatility assumption of 140% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.49% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant was $0.12 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

Management will continue to actively monitor the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for 2015 general and administrative expenses will be comparable to the 2014 actual expenses incurred, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense), net

Other income (expense) for the three months ended June 30, 2015 was a net expense of $296,673 compared a net income of $3,286,755 for the three months ended June 30, 2014.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $66,533 and $96,717 in interest expense for the three month periods ended June 30, 2015 and 2014, respectively. The reduction in 2015 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt during the second quarter of 2014 as described below.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273. Also during 2014, the Company recorded an expense of $40,000 in connection with debt modifications related to forbearance agreements. The Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheets. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

Consolidated net (loss) income for the three months ended June 30, 2015 and 2014

During the three months ended June 30, 2015, the Company recorded a consolidated net loss of $430,167. Gross margin of $23,786 was primarily generated by the Nanotechnology segment and also reflects a $16,000 provision for potentially excess inventory on-hand associated with the ViralProtec segment. Operating expenses totaled $157,280 including $41,676 in stock based compensation for warrants granted during the quarter. Other expense of $296,673 reflects interest expense on the various notes outstanding of approximately $1.6 million and a loss on the change in market value of $230,140 on the derivative liabilities attributed to these financing arrangements.

During the three months ended June 30, 2014, the Company recorded a consolidated net income of $3,110,785. Gross margin of $34,385 was primarily by the Nanotechnology segment. Selling, general and administrative expenses totaled $210,355 including $105,501 in stock based compensation for warrants granted during the quarter. Other income of $3,286,755 reflects interest expense on the various notes outstanding of approximately $1.7 million and a loss on the change in market value of $363,807 on the derivative liabilities attributed to these financing arrangements. During the three months ended June 30, 2014 the Company recognized a gain on the extinguishment and modification of debt in the amount of $3,747,273 primarily attributed to the Payoff Agreement with Platinum Long Term Growth IV, LLC and Merit Consulting LLC. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273.

Comparison of Statement of Operations for the six months ended June 30, 2015 and 2014

	For the six months ended
	June 30,		Variance
Revenue, Cost of Goods, and Gross Profit	2015	2014	Increase
Revenue:
Nanotechnology	$107,281	$46,174	$61,107
ViralProtec	82,209	-	82,209

Cost of goods:
Nanotechnology	14,981	8,634	6,347
ViralProtec	63,046	-	63,046

Consolidated Gross Margin	$111,463	$37,540	$80,695
Gross Margin %	59%	81%

Revenue and Gross Profit

During the six months ended June 30, 2015 and 2014, the Company recorded $189,490 and $46,174, respectively in revenue. Gross profit of $111,463 and $37,540 resulted in a profit margin of 59% and 81% of sales for these periods, respectively. During the six month period ended June 30, 2015, the Nanotechnology segment generated a gross profit of 86% and the ViralProtec segment generated a gross profit of 23%. The ViralProtec gross margin was negatively affected in the period by a provision for potential excess inventory of $16,000 recorded during the second quarter of 2015. Excluding the impact of this charge, the ViralProtec segment margin would have been 43%. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales.

In the fourth quarter of 2014, the Company announced the new business line, ViralProtec, a reseller for healthcare personal protective equipment (PPE) and ancillary supplies. There were no revenues, cost of goods or gross margin generated during the six months ended June 30, 2014 from the ViralProtec segment.

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

	For the six months ended		Variance
	June 30,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$4,356	$8,620	$(4,264)
Rents & Utilities	-	9,990	(9,990)
Supplies and other	-	4,384	(4,384)
	$4,356	$22,994	$(18,638)

Total research and development expenses incurred in 2015 and 2014, respectively were $4,356 to $22,994. The Company minimized its spending on Nanotechnology research programs during the six months ended June 30, 2015. Since the introduction of the ViralProtec business in the fourth quarter of 2014, the Company has directed is efforts and spending in the development this segment’s customer base and product offering. The Company intends to invest in product research for the Nanotechnology segment in future periods as cash flow opportunities allow.

	For the six months ended		Variance
	June 30,		increase
General and Administrative	2015	2014	(decrease)
Salary & Benefits	$107,899	$84,342	$23,557
Legal and Professional Fees	61,656	42,536	19,120
Investor Relations	69,804	-	69,804
Consulting Services	13,528	14,429	(901)
Rent and utilities	18,655	8,540	10,115
Insurance	2,848	2,985	(137)
Shareholder and Board	15,610	17,050	(1,440)
Supplies and other	14,858	16,858	(2,000)
General and administrative excluding stock based compensation	$304,858	$186,740	$118,118

Stock based compensation related to warrants	$102,782	$105,501	$(2,719)

Total general and administrative	$407,640	$292,241	$115,399

Total general and administrative expense, excluding stock compensation cost resulting from the grants of warrants, for the six months ended June 30, 2015 was $304,858 as compared to $186,740 for the six months ended June 30, 2014.

Salaries and benefits increased in 2015 over costs incurred in 2014 reflecting part time staff hired in connection with the ViralProtec business established in the fourth quarter of 2014. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the six months period from October 2014 through April 2015.

During the six months ended June 30, 2015, the Company granted a total of 675,000 warrants to the Company’s board members and a consultant. These warrants grant the right to purchase one share of common stock at an exercise prices of $0.05 and $0.10 per share. The warrants were fully vested as of the grant date and contain cashless exercise provisions. The fair value of the warrants on the dates of grant were determined using the Black-Scholes model and were measured on the dates of grant aggregating $102,782.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rates of 1.49% and 1.62% were derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates were $0.22 and $0.12 per share on the respective grant dates.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

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

Interest and Other (Expense) Income, net

Other (expense) income for the six months ended June 30, 2015 was a net expense of $207,591 compared to net income of $3,124,900 for the six months ended June 30, 2014.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $131,628 and $192,264 in interest expense for the six month periods ended June 30, 2015 and 2014, respectively. The reduction in 2015 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt during the second quarter of 2014.

During the six months ended June 30, 2015, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding. As a result of these agreements, liabilities of $8,000 were relieved resulting in a gain of $7,900 on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

The Company regularly received forbearance agreements from lenders due to the Company being in default of loan requirements. From time to time the lenders, as consideration for the forbearance agreements, add amounts to the principal of the outstanding notes. These amounts are recorded as losses on modification of debt in the income statement. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273. Also during 2014, the Company recorded an expense of $40,000 in connection with debt modifications related to forbearance agreements. The Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheets. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

Consolidated net (loss) income for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015, the Company recorded a consolidated net loss of $508,124. Total gross margin of $111,463 was generated by positive margins from both of the Company’s operating segments. This margin reflects a $16,000 provision for potentially excess inventory on-hand associated with the ViralProtec segment. Operating expenses totaled $411,996 including $102,782 in stock based compensation for warrants granted during the quarter. Other expense of $207,591 reflects interest expense on the various notes outstanding of approximately $1.6 million and a loss on the change in market value of $86,863 on the derivative liabilities attributed to these financing arrangements.

During the six months ended June 30, 2014, the Company recorded a consolidated net income of $2,847,205. Gross margin of $37,540 solely from the Nanotechnology segment. Selling, general and administrative expenses totaled $315,235 including $105,501 in stock based compensation for warrants granted during the quarter. Other income of $3,124,900 reflects interest expense on the various notes outstanding of approximately $1.7 million and a loss on the change in market value of $390,109 on the derivative liabilities attributed to these financing arrangements. During the six months ended June 30, 2014 the Company recognized a gain on the extinguishment and modification of debt in the amount of $3,707,273 primarily attributed to the Payoff Agreement with Platinum Long Term Growth IV, LLC and Merit Consulting LLC. On June 26, 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during the second quarter of 2014 in the amount of $3,747,273.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, and June 30, 2015 relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes until November 30, 2015. The lenders increased the interest rate on certain of these debt agreements to 18% during the forbearance period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.189	Forbearance Agreement effective June 30, 2015 between Alpha Capital Anstalt and NaturalNano, Inc. and NaturalNano Research, Inc.	*

10.190	Forbearance Agreement effective June 30, 2015 between Marlin Capital Investments LLC and NaturalNano, Inc. and NaturalNano Research, Inc.	*

10.191	Forbearance Agreement effective June 30, 2015 between Bull Hunter LLC and NaturalNano, Inc. and NaturalNano Research, Inc.	*

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements	*

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	August 14, 2015	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)