Form 10-Q
period 2015-09-30
NaturalNano, Inc.
filed 2015-11-23
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     September 30, 2015

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,093,502 as of November 23, 2015

Item 1.  Financial Statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

Assets
Current assets:
Cash	$8,043	$—
Accounts Receivable	—	5,036
Inventory, net of reserve of $54,000 and $0, respectively	133,254	231,764
Prepaid expenses and other current assets	7,040	73,140
Total current assets	148,337	309,940

Total Assets	$148,337	$309,940

Liabilities and Stockholders’ Deficiency
Liabilities
Current Liabilities
Notes payable (Note 2)	$1,595,941	$1,534,946
Accounts payable	490,543	572,128
Accrued expenses	90,244	97,095
Deferred income	40,965	—
Accrued interest	441,166	239,937
Accrued payroll	1,138,948	1,068,448
Registration rights liability	12,324	12,324
Derivative liabilities	520,335	387,721
Total current liabilities	4,330,466	3,912,599

Total Liabilities	4,330,466	3,912,599

Rights to reserved common shares (Note 2)	174,086	559,289
Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preference of $10	1,515	2,131
Commitments and contingencies	—	—

Stockholders’ Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 2,093,502 shares issued and outstanding	2,094	2,094
Series D - issued and outstanding 100 shares	—	—
Additional paid in capital	21,943,031	21,454,431
Accumulated deficit	(26,302,855)	(25,620,604)
Total stockholders’ deficiency	(4,357,730)	(4,164,079)
Total liabilities and stockholders’ deficiency	$148,337	$309,940

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2015		2014	2015		2014

Income:
Revenue		$34,131	$89,600		$223,621	$135,774
Cost of goods sold		41,331	8,279		119,358	16,913
Gross Profit		(7,200)	81,321		104,263	118,861

Operating expenses:
Research and development		397	17,082		4,753	40,076
Selling, general and administrative		98,178	97,013		403,036	283,753
Stock based compensation attributed to warrant grants		—	—		102,782	105,501
		98,575	114,095		510,571	429,330

Loss from operations		(105,775)	(32,774)		(406,308)	(310,469)

Other income (expense):
Interest expense		(69,601)	(50,362)		(201,229)	(242,626)
Net (loss) gain on derivative liability		(48,751)	52,977		(132,614)	(337,132)
Net gain on extinguishment and modification of debt		—	325,335		7,900	4,032,608
Gain on sale of equipment		50,000	—		50,000	—
Provision for reserve on receivable due from MJ Enterprises		—	(100,000)		—	(100,000)
Other income (expense)		(68,352)	227,950		(275,943)	3,352,850

(Loss) income before income taxes		(174,127)	195,176		(682,251)	3,042,381
Income taxes		—	—		—	—
Consolidated net (loss) income		$(174,127)	$195,176		$(682,251)	$3,042,381

(Loss) income per common share - basic		$(0.08)	$0.19		$(0.33)	$1.54
(Loss) income per common share - diluted	$	na	$0.02	$	na	$0.38

Weighted average shares outstanding
Basic		2,093,502	1,038,883		2,093,502	1,973,673

Fully diluted		2,093,502	11,272,858		2,093,502	8,093,175

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the nine months ended September 30, 2015

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2014	2,093,502	$2,094	100	$—	$21,454,431	$(25,620,604)	$(4,164,079)

Change in value of Series B preferred shares	—	—	—	—	616	—	616

Warrants issued for services	—	—	—	—	102,782	—	102,782

Change in value of rights to common shares	—	—	—	—	385,203	—	385,203

Net loss for the nine months ended September 30, 2015	—	—	—	—	—	(682,251)	(682,251)

Balance at September 30, 2015	2,093,502	$2,094	100	$—	$21,943,031	$(26,302,855)	$(4,357,730)

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net (loss) income	$(682,251)	3,042,381
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net gain on extinguishment and modification of debt	(7,900)	(4,032,608)
Gain on sale of equipment	(50,000)	—
Change in fair value of derivative liabilities	132,614	337,132
Issuance of warrants for services	102,782	105,501
Provision for excess inventory	54,000	—
Provision for reserve on receivable from MJ Enterprises	—	100,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,036	15,906
Decrease in inventory	44,510	1,170
Decrease (increase) in prepaid expenses and other current assets	66,100	(100)
Increase in accounts payable accrued expense and deferred income	232,152	235,205
Net cash used in operating activities	(102,957)	(195,413)

Cash flows from investing activities:
Proceeds from sale of equipment	50,000	—
Receivable from MJ Enterprises	—	(200,000)
Net cash provided by (used in) in investing activities	50,000	(200,000)

Cash flows from financing activities:
Proceeds from senior secured promissory notes	61,000	714,010
Payment on extinguishment of debt	—	(300,000)
Net cash provided by financing activities	61,000	414,010

Increase in cash	8,043	18,597
Cash at beginning of period	0	0
Cash at end of period	$8,043	18,597

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the nine months ended September 30, 2015

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014 are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Going Concern

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the nine months ended September 30, 2015 of approximately $682,000, had negative working capital of approximately $4,182,000 and a stockholders’ deficiency of approximately $4,358,000 at September 30, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lender waivers and maturity extensions received from the lenders.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to September 2015 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three and nine month periods ending September 30, 2015 and 2014.

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

As of September 30, 2015 and 2014 there were 29,959,112 and 5,608,263 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of September 30, 2015 and 2014 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-011 to Topic 330, Inventory. This ASU requires entities using inventory costing methods other than last-in-first-out and retail inventory method to value their inventory at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	September 30, 2015	December 31, 2014
Senior Secured Convertible Notes	$441,988	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	755,015	694,020
	$1,595,941	$1,534,946

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of September 30, 2015 and December 31, 2014 Notes payable on the balance sheets includes $840,926 for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through November 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

2014-2015 Convertible Promissory Notes

During nine months ended September 30, 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. The 2014-2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through November 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

On February 15, 2015, the Company granted 300,000 warrants to the Company’s board members with an exercise price of $0.10 per share and on May 30, 2015, the Company granted 375,000 warrants to the Company’s board members and one consultant with an exercise price of $0.05 per share. The 2014-2015 Convertible Promissory Notes were convertible into shares at $0.30 per share subject to adjustment in the event of lower price issuances, subject to customary exceptions. Based on the Company’s issuance of warrants described above, the conversion price on these debt obligations were modified to $0.05 per share.

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

The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2015, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 share rights and other securities in the Company’s capital structure. As of September 30, 2014 the fair value of these 6,666,667 share rights was estimated at $54,289 and the Company recognized a gain on extinguishment of debt of $325,335 during the three months ended September 30, 2014 based on the excess of value of the instruments settled over the estimated fair value of the 6,666,667 share rights.

As of September 30, 2015 the fair value of these 6,666,667 share rights was estimated at $174,086 based on the excess of the value of the instruments settled over the estimated fair market value of the share rights granted. The change in fair market value of this rights liability (of $385,203 since December 31, 2014) has been reflected in Additional Paid In Capital. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 6,666,667 share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the value of these share rights has been presented in temporary equity classification on the balance sheets.

During the nine month period ended September 30, 2014, the Company entered into forbearance agreements with Cape One which extended the due dates of certain outstanding notes and accrued interest.  As consideration for this forbearance, the lender increased its principal balance outstanding by $40,000. This amount was added to the principal balance of the Initial Notes and the Company recognized a loss on modification of debt of $40,000 in the nine month period ended September 30, 2014.

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

Bitcoin Promissory Notes

The Company established its subsidiary, Bitcoin Bidder, Inc. in September, 2014 for the sole purpose of bidding on bitcoins which had been seized by the FBI and were sold at auction September 27, 2014. In connection with this, the Company issued notes aggregating $2,150,000 under a Securities Purchase Agreement. Bitcoin Bidder, Inc. was not successful at the auction and $1,950,000 in borrowings was repaid to the lenders on September 30, 2014. The remaining $200,000 was repaid to the lenders in July, 2014 without any penalty or interest charges to NaturalNano.  The Company dissolved Bitcoin Bidder, Inc. in 2014.

3.	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and services. The Company’s reportable segments are organized, managed and internally reported separately because each business requires different technology and marketing strategies. The Company currently has two operating segments, Nanotechnology and ViralProtec.

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

A summary of the two segments is as follows:

Nanotechnology	Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

ViralProtec	Distributor and reseller of personal protective equipment and supplies to protect medical workers from infection and contagious incidents.

Information concerning the Company’s operations by reportable segment for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Nanotechnology		ViralProtec		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$24,371	$89,600	$9,760	—	$34,131	$89,600

Loss from operations	$(53,472)	$(32,774)	$(52,303)	—	$(105,775)	$(32,774)
Interest expense	(69,601)	(50,362)	—	—	(69,601)	(50,362)
Net loss (gain) on derivative liabilities	(48,751)	52,977	—	—	(48,751)	52,977
Gain on forgiveness and modification of debt	—	325,335	—	—	—	325,335
Gain on sale of equipment	50,000	—	—	—	50,000	—
Provision for reserve on receivable due from MJ Enterprises	—	(100,000)	—	—	—	(100,000)
Net income (loss)	$(121,824)	$195,176	$(52,303)	—	$(174,127)	$195,176

	Nanotechnology		ViralProtec		Consolidated
	For the nine months ended		For the nine months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$131,652	$135,774	$91,969	—	$223,621	$135,774

(Loss) income from operations	$(373,168)	$(310,469)	$(33,140)	—	$(406,308)	$(310,469)
Interest expense	(201,229)	(242,626)	—	—	(201,229)	(242,626)
Net loss on derivative liabilities	(132,614)	(337,132)	—	—	(132,614)	(337,132)
Gain on forgiveness and modification of debt	7,900	4,032,608	—	—	7,900	4,032,608
Gain on sale of equipment	50,000	—	—	—	50,000	—
Provision for reserve on receivable due from MJ Enterprises	—	(100,000)	—		—	(100,000)
Net income (loss)	$(649,111)	$3,042,381	$(33,140)	—	$(682,251)	$3,042,381

Assets	$32,817	$145,113	$115,520	—	$148,337	$145,113

Geographic Areas – The Company had no long-lived assets in any country other than the United States for any period presented. The Company had $10,200 in sales outside of the United States in the nine month ended September 30, 2015.

Major Customers – During the nine months ended September 30, 2015, the Company derived 64% of total revenue from one Nanotechnology customer and 11% from one ViralProtec customer. During the nine months ended September 30, 2014, the Company derived 93% of total revenue from one Nanotechnology customer.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2015, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of September 30, 2015 and December 31, 2014 are as follows:

•	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

•	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of September 30, 2015 and December 31, 2014.

The fair value of the derivative liabilities as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Note conversion feature liabilities	$519,622	$375,949
Warrant liability	713	11,772
Total	$520,335	$387,721

The change in the fair value of the derivative liability resulted in a loss of $48,751 in the third quarter of 2015 and a loss of $132,614 for the nine months ended September 30, 2015 and has been recognized in the statement of operations for the respective periods. A change in fair value of the derivative liability of resulted in a gain of $52,977 in the third quarter of 2014 and a loss of $337,132 for the nine months ended September 30, 2014 and has been recognized in the respective periods. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

5.	STOCKHOLDERS EQUITY

As of September 30, 2015 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of September 30, 2015 there were 29,959,112 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of September 30, 2015 and December 31, 2014 there were common stock warrants outstanding to purchase an aggregate of 1,217,941 and 545,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

A summary of the outstanding warrants is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2015	545,294	$4.26	2.24
Granted	675,000	0.07
Expired	(2,353)	102.00
Warrants outstanding at September 30, 2015	1,217,941	$0.35	4.32
Warrants exercisable at September 30, 2015	1,217,941	$0.35	4.32

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2015	2,363	$921.00	3.53
Options expired unexercised first quarter	(1,264)
Options outstanding at September 30, 2015	1,099	$2,008	1.32
Options exercisable at September 30, 2015	1,099	$2,008	1.32

All compensation costs for the above options have been previously recognized in operations.  As of September 30, 2015, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the nine month periods ended September 30, 2015 and 2014.

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

Liquidity

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the nine months ended September 30, 2015 of approximately $682,000, had negative working capital of approximately $4,182,000 and a stockholders’ deficiency of approximately $4,358,000 at September 30, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2015 the Company owed approximately $2,037,000 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of September 30, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the debt to 18% during the forbearance period. The lenders have extended the scheduled maturity date of the underlying debt to November 30, 2015.

Operating activities

Net cash used in operating activities in the nine months ended September 30, 2015 and 2014 was $102,957 and $195,413, respectively. The net loss generated in the nine month ended September 30, 2015 was $682,251 compared to net income of $3,042,381 in the nine month ended September 30, 2014.  Included in the net income for the nine months ended September 30, 2014 is $4,032,608 from non-cash gains on extinguishment of debt. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company also evaluates opportunities to reduce expenses and improve its liquidity position. We expect that total consolidated spending in 2015 will be comparable to the prior year spending levels, although we will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net loss (income) to the cash used in operations aggregated a net reduction of $231,496 in the nine months ended September 30, 2015 compared to net reduction of $3,489,975 in the nine months ended September 30, 2014. The change in these non-cash items reflect the non-cash gain on extinguishment of debt and the change in the fair value of warrant and derivative liabilities.

Investing activities

During the nine months ended September 30, 2015, the Company received $50,000 in proceeds from the sale of equipment.

During the nine months ended September 30, 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE on September 30, 2014. The Company does not believe this amount will be collected from MJE. During 2014, the Company provided a reserve of $200,000 on the potential non-recovery of the full amount due from MJE.

Financing Activities

Net cash provided from financing activities in the nine months ended September 30, 2015 and 2014 was $61,000 and $414,010, respectively. The cash flows from financing activities in 2015 include the receipt of $61,000 in new borrowing in connection with the 2015 Convertible promissory notes. The cash flows from financing activities in 2014 reflect a receipt of $714,010 in new borrowing and $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit in connection with the June 26, 2014 Payoff Agreement further described in Note 2.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2014 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the nine months ended September 30, 2015.

Comparison of Statement of Operations for the three months ended September 30, 2015 and 2014

	For the three months ended
	September 30,		Variance
Revenue, Cost of Goods, and Gross Profit	2015	2014	Increase
Revenue:
Nanotechnology	$24,371	$89,600	$(65,229)
ViralProtec	9,760	—	9,760

Cost of goods:
Nanotechnology	2,249	8,279	(6,030)
ViralProtec	39,082	—	39,082

Consolidated Gross Margin	$(7,200)	$81,321	$(88,521)
Gross Margin %	(21%)	91%

Revenue and Gross Profit

During the three months ended September 30, 2015 and 2014, the Company recorded $34,131 and $89,600, respectively in revenue. Gross profit of ($7,200) and $81,321 resulted in a profit margin of (21%) and 91% of sales for these periods, respectively. During the three month period ended September 30, 2015, the Nanotechnology segment generated a gross profit of 91% and the ViralProtec segment generated a loss on gross margin of 300%. The ViralProtec loss is attributed to a provision for potential excess inventory of $38,000 recorded during the third quarter of 2015. Excluding the impact of this charge, the ViralProtec segment margin would have been 89%. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales.

In the fourth quarter of 2014, the Company announced the new business line, ViralProtec, a reseller for healthcare personal protective equipment (PPE) and ancillary supplies. There were no revenues, cost of goods or gross margin generated during the nine months ended September 30, 2014 from the ViralProtec segment.

The Company expects that it will continue to experience notable variations in gross margins with its business as it continues to introduce and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

Operating Expenses

Management continues to assess the Company’s operating structure to control expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2015 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

	For the three months ended		Variance
	September 30,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$—	$7,260	$(7,260)
Rents & Utilities	—	6,570	(6,570)
Supplies and other	397	3,252	(2,855)
	$397	$17,082	$(16,685)

Total research and development expenses incurred in the three months ended September 30, 2015 and 2014, respectively were $397 and $17,082, respectively. Since the introduction of the ViralProtec business in the fourth quarter of 2014, the Company has directed is efforts and spending in the development this segment’s customer base and product offering. The Company intends to invest in product research for the Nanotechnology segment in future periods as cash flow opportunities allow.

	For the three months ended		Variance
	September 30,		increase
Selling, General and Administrative	2015	2014	(decrease)
Salary & Benefits	$51,470	$51,881	$(411)
Legal and Professional Fees	10,360	8,124	2,236
Consulting Services	8,061	15,124	(7,063)
Rent and utilities	8,871	3,000	5,871
Insurance	1,003	1,010	(7)
Shareholder and Board	10,546	10,550	(4)
Supplies and other	7,867	7,324	543
General and administrative	$98,178	$97,013	$1,165

Total general and administrative expense, excluding stock compensation cost resulting from the grants of warrants, for the three months ended September 30, 2015 was $98,178 as compared to $97,013 for the three months ended September 30, 2014.

Management will continue to actively monitor the Company’s operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for 2015 general and administrative expenses will be comparable to the 2014 actual expenses incurred, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense), net

Other income (expense) for the three months ended September 30, 2015 was a net expense of $68,352 compared to net income of $227,950 for the three months ended September 30, 2014.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $69,601 and $50,362 in interest expense for the three month periods ended September 30, 2015 and 2014, respectively. The increase in 2015 expense reflects new borrowings and penalty interest rate of 18% on debt agreements where waivers of maturities have been granted by the lenders. During the three months ended September 30, 2015, the Company received $50,000 in cash on the sale of fully depreciated equipment and recognized a gain upon the receipt of these proceeds.

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

The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2015, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 share rights and other securities in the Company’s capital structure. As of September 30, 2014 the fair value of these 6,666,667 share rights was estimated at $54,289 and the Company recognized a gain on extinguishment of debt of $325,335 during the three months ended September 30, 2014 based on the excess of value of the instruments settled over the estimated fair value of the 6,666,667 share rights.

As of September 30, 2015 the fair value of these 6,666,667 share rights was estimated at $174,086 based on the excess of the value of the instruments settled over the estimated fair market value of the share rights granted. The change in fair market value of this rights liability (of $385,203 since December 31, 2014) has been reflected in Additional Paid In Capital. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 6,666,667 share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the value of these share rights has been presented in temporary equity classification on the balance sheets.

Consolidated net (loss) income for the three months ended September 30, 2015 and 2014

During the three months ended September 30, 2015, the Company recorded a consolidated net loss of $174,127. Gross margin of ($7,200) reflects a $38,000 provision for potentially excess inventory on-hand associated with the ViralProtec segment. Operating expenses totaled $98,575 during the quarter. Other expense (net) of $68,352 reflects interest expense on the various notes outstanding, a loss on the change in market value of $48,751 on the derivative liabilities attributed to these financing arrangements, offset by cash proceeds of $50,000 received upon the sale of fully depreciated equipment.

During the three months ended September 30, 2014, the Company recorded a consolidated net income of $195,176. Gross margin of $81,321 was generated from the Nanotechnology segment and operating expenses totaled $114,095 Other income of $227,950 reflects interest expense on the various notes outstanding and a gain on the change in fair value of $52,977 on the derivative liabilities attributed to these financing arrangements. Also during the three months ended September 30, 2014, the Company recognized a gain on the extinguishment and modification of debt in the amount of $325,335 attributed to the July 23, 2014 agreement with Cape One Master Fund LL LLP, as described above and in Note 2 to the condensed consolidated financial statements. Also during the three month period ended September 30, 2014, the Company recorded a $100,000 provision for the future collection of the receivable due from MJ Enterprises.

Comparison of Statement of Operations for the nine months ended September 30, 2015 and 2014

	For the nine months ended
	September 30,		Variance
Revenue, Cost of Goods, and Gross Profit	2015	2014	Increase
Revenue:
Nanotechnology	$131,652	$135,774	$(4,122)
ViralProtec	91,969	—	91,969

Cost of goods:
Nanotechnology	17,230	16,913	317
ViralProtec	102,128	—	102,128

Consolidated Gross Margin	$104,263	$118,861	$(14,598)
Gross Margin %	47%	88%

Revenue and Gross Profit

During the nine months ended September 30, 2015 and 2014, the Company recorded $223,621 and $135,774, respectively in revenue. Gross profit of $104,263 and $118,861 resulted in a profit margin of 47% and 88% of sales for these periods, respectively. During the nine month period ended September 30, 2015, the Nanotechnology segment generated a gross profit of 87% and the ViralProtec segment generated a loss of 11%. The ViralProtec gross margin was negatively affected in the period by a provision for potential excess inventory of $54,000 recorded during the nine months ended September 30, 2015. Excluding the impact of this charge, the ViralProtec segment margin would have been 48%. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales.

In the fourth quarter of 2014, the Company announced the new business line, ViralProtec, a reseller for healthcare personal protective equipment (PPE) and ancillary supplies. There were no revenues, cost of goods or gross margin generated during the nine months ended September 30, 2014 from the ViralProtec segment.

The Company expects that it will continue to experience notable variations in gross margins with its business as it continues to introduce and develop new products and related applications. The Company expects that competitive pricing will be a continuing challenge as new products are developed and introduced and product acceptance and the Company’s production reputation develops.

Operating Expenses

Management continues to assess the Company’s operating structure to control expenses across all categories of the business. Such evaluations will continue with the intent to invest in research and development programs and product development in 2015 as our cash position and liquidity allows. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

	For the nine months ended		Variance
	September 30,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$4,356	$15,966	$(11,610)
Rents & Utilities	—	18,800	(18,800)
Supplies and other	397	5,310	(4,913)
	$4,753	$40,076	$(35,323)

Total research and development expenses incurred in 2015 and 2014, respectively were $4,753 and $40,076. The Company minimized its spending on Nanotechnology research programs during the nine months ended September 30, 2015. Since the introduction of the ViralProtec business in the fourth quarter of 2014, the Company has directed is efforts and spending in the development this segment’s customer base and product offering. The Company intends to invest in product research for the Nanotechnology segment in future periods as cash flow opportunities allow.

	For the nine months ended		Variance
	September 30,		increase
Selling, General and Administrative	2015	2014	(decrease)
Salary & Benefits	$159,369	$137,199	$22,170
Legal and Professional Fees	72,016	75,095	(3,079)
Investor Relations	70,146	—	70,146
Consulting Services	21,589	—	21,589
Rent and utilities	27,526	9,300	18,226
Insurance	3,851	3,995	(144)
Shareholder and Board	26,156	29,363	(3,207)
Supplies and other	22,383	28,801	(6,418)
General and administrative excluding stock based compensation	$403,036	$283,753	$119,283

Stock based compensation related to warrants	$102,782	$105,501	$(2,719)

Total general and administrative	$505,818	$389,254	$116,564

Total general and administrative expense, excluding stock compensation cost resulting from the grants of warrants, for the nine months ended September 30, 2015 was $403,036 as compared to $283,753 for the nine months ended September 30, 2014.

Salaries and benefits increased in 2015 over costs incurred in 2014 reflecting part time staff hired in connection with the ViralProtec business established in the fourth quarter of 2014. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the nine months period from October 2014 through April 2015.

During the nine months ended September 30, 2015, the Company granted a total of 675,000 warrants to the Company’s board members and a consultant. These warrants grant the right to purchase one share of common stock at an exercise prices of $0.05 and $0.10 per share. The warrants were fully vested as of the grant date and contain cashless exercise provisions. The fair value of the warrants on the dates of grant were determined using the Black-Scholes model and were measured on the dates of grant aggregating $102,782.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rates of 1.49% and 1.62% were derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant dates were $0.22 and $0.12 per share on the respective grant dates.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero.

Management continues to actively monitor the Company’s operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for 2015 general and administrative expenses will be comparable to the 2014 actual expenses incurred, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other (Expense) Income, net

Other (expense) income for the nine months ended September 30, 2015 was a net expense of $275,943 compared to net income of $3,352,850 for the nine months ended September 30, 2014.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $201,229 and $242,626 in interest expense for the nine month periods ended September 30, 2015 and 2014, respectively. The reduction in 2015 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt during the second quarter of 2014.

During the nine months ended September 30, 2015, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding. As a result of these agreements, liabilities of $8,000 were relieved resulting in a gain of $7,900 on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached. During the nine months ended September 30, 2015, the Company received $50,000 in cash on the sale of fully depreciated equipment and recognized a gain upon the receipt of these proceeds.

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

The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2015, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6,666,667 share rights and other securities in the Company’s capital structure. As of September 30, 2014 the fair value of these 6,666,667 share rights was estimated at $54,289 and the Company recognized a gain on extinguishment of debt of $325,335 during the three months ended September 30, 2014 based on the excess of value of the instruments settled over the estimated fair value of the 6,666,667 share rights.

As of September 30, 2015 the fair value of these 6,666,667 share rights was estimated at $174,086 based on the excess of the value of the instruments settled over the estimated fair market value of the share rights granted. The change in fair market value of this rights liability (of $385,203 since December 31, 2014) has been reflected in Additional Paid In Capital. As a result of the Company not having sufficient authorized shares to satisfy the issuance of these 6,666,667 share rights, conversion of all outstanding convertible debt, convertible preferred stock, warrants and options, the value of these share rights has been presented in temporary equity classification on the balance sheets.

Consolidated net (loss) income for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015, the Company recorded a consolidated net loss of $682,251. Total gross margin of $104,263 was generated by positive margins from both of the Company’s operating segments. This margin reflects a $54,000 provision for potentially excess inventory on-hand associated with the ViralProtec segment. Operating expenses totaled $510,571 including $102,782 in stock based compensation for warrants granted during the quarter. Other expense of $275,943 reflects: interest expense on various notes outstanding of approximately $1.6 million, a loss on the change in market value of $132,614 on the derivative liabilities attributed to these financing arrangements offset by a net non-cash gain of $7,900 on debt forgiveness and a cash gain realized on the sale of fully depreciated equipment of $50,000 during the third quarter of 2015.

During the nine months ended September 30, 2014, the Company recorded a consolidated net income of $3,042,381. Gross margin of $118,861 solely from the Nanotechnology segment. Selling, general and administrative expenses totaled $429,330 including $105,501 in stock based compensation for warrants granted during the quarter. Other income of $3,352,850 reflects interest expense on the various notes outstanding of approximately $1.3 million and a loss on the change in market value of $337,132 on the derivative liabilities attributed to these financing arrangements.

Also during the nine months ended September 30, 2014, the Company recognized a gain on the extinguishment and modification of debt in the amount of $4,032,608 attributed to: (1) the June 23, 2014 Payoff Agreement with Platinum Long term Growth and Merit consulting and (2) the July 23, 2014 agreement with Cape One Master Fund LLP, as described above and in Note 2 to the condensed consolidated financial statements. Also during the nine month period ended September 30, 2014, the Company recorded a $100,000 provision for the future collection of the receivable due from MJ Enterprises.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

23

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, and September 30, 2015 relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes until November 30, 2015. The lenders increased the interest rate on certain of these debt agreements to 18% during the forbearance period.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

24

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

25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NaturalNano, Inc.

Date:	November 23, 2015	/s/ James Wemett
James Wemett
President and Director
(Principal Executive, Financial and Accounting Officer)

26