Form 10-K
period 2015-12-31
NaturalNano, Inc.
filed 2016-06-09
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

2,093,502 shares at a market valued by reference to the closing price of such stock ($0.1599), as of June 30, 2015 was $334,751.

As of June 6, 2016, there were 2,911,658 shares of Common Stock of NaturalNano, Inc. issued and outstanding.

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

Liquidity and Going Concern

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the year ended December 31, 2015 of approximately $1,091,000, had negative working capital of approximately $4,755,000 and a stockholders’ deficiency of approximately $4,756,000 at December 31, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of December 31, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 in the consolidated financial statements for lender waivers and maturity extensions received from the lenders.

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

Terminology

A summary of the terms used to describe our technologies is presented below.

□	Nanotechnology is research and technology development at the molecular or macromolecular levels, in the length scale of approximately 1 - 100 nanometer (nm) range, to provide a fundamental understanding of phenomena and materials at the nanoscale and to create and use structures, devices and systems that have novel properties and functions because of their small and/or intermediate size. The novel and differentiating properties and functions are developed at a critical length scale of matter typically under 100 nm.
□	Extraction of halloysite nanotubes is comprised of separating the nanotube components out of a mixture of various mineral materials which are impurities from the mining of halloysite clay.
□	Halloysite clay is a clay-like mineral occurring in soft, smooth, amorphous masses of a whitish color. Halloysite frequently has a unique tubular quality and is mined throughout the world for various commercial purposes.
□	Halloysite natural tubes (“HNT”) is a term that defines the materials found in halloysite clay that are tube shaped and can be measured in one-billionth of a meter units tubular quality and is mined throughout the world, for various commercial purposes also called Halloysite Natural Tubes.
□	Nanoclay is used to define a clay material that can be dimensionally measured in one-billionth of a meter unit.
□	Nanotubular material is used to define a material that has a tubular geometric shape that can be dimensionally measured in a one-billionth of a meter unit.
□	Polymer extruder is a machine used to mix plastic materials including colorants and fillers (additives) such as halloysite in a hot melt state.
□	Tubular content material is used to define a material that has been processed and has a high percentage of, or is completely comprised of, particles with tubular geometric shape.

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

Research and Development

Our research and development plans have historically focused on material characterization, formulation testing and product accreditation for nanoscale materials and nanoclays, our Pleximer™ products and filled-tube products. These efforts have included process and product evaluations and development in the areas of:

□	The use of halloysite as an additive in composites and polymers
□	Enhancing the extended release properties resident halloysite clay.

For the years ending December 31, 2015 and 2014 we invested $4,584 and $40,076, respectively, in support of our research and development programs.

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

The processes for filling the tubes, for applications of interest such as cosmetics and agricultural, are covered by pending patent applications. The underlying technology for these products and processes are covered by patent applications pending issuance and certain issued patents with 2026 expiration dates.

Market Opportunities

The Company believes its halloysite technologies can provide benefits across a variety of industry segments. Specific industries where management believes halloysite nanotubes may enhance products through controlled and extended release of active ingredients or through other treatments provided on the surfaces of the tubes include:

□	Cosmetics, health and beauty products
□	Household products
□	Polymers, plastics and composites.

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

The Company continues to note interest for the use of halloysite nanotubes in the following areas:

(a) “controlled release” products using  filled tube applications for medical diagnosis and treatment,

(b) commercial and household products using anti-bacterial controlled release products, and

(c) a growing trend in the use of natural ingredients in health and beauty products.

The Company’s major commercial customer for the Nanotechnology segment, Fiabila S.A., a world leader in the manufacture of private label nail polish products, utilizes the Company’s Halloysite Natural Tubes (“HNT”).  The Company’s HNT are environmentally friendly components that are incorporated into a range of the Fiabila produced nail polish products.  In 2015 and 2014 the Company’s sales of HNT to Fiabila represented approximately 99% and 95%, respectively of total Nanotechnology sales.  Fiabila products using our technology are currently being sold at the largest retailers, including Target, Wal-Mart, CVS and Walgreen’s. The Company’s relationship with Fiabila continues to represent a revenue opportunity for us that utilize our HNT to provide nail polishes with increased durability and performance.  NaturalNano has renewed its supply agreement and license with Fiabila for the use of HNT as a component in nail polish and nail-care products through 2017.

ViralProtec is a supplier of PPE (Personal Protective Equipment) for Ebola and other virus emergency needs.  ViralProtec supplies Major US Hospitals, Not-for Profits supplying Africa, Government Facilities, and State's Public Health Emergency preparedness facilities. In 2015, the Company derived 63% of the total ViralProtec revenue from three customers. In 2014, the Company derived 77% of the total Viral Protec revenue from one customer.

Competition

Competitors in the Nanotechnology segment include large public firms where nanotechnology may be a business unit and private firms that may focus solely on nanomaterials and nanotechnologies.   Many of our current and prospective competitors are larger and have greater financial resources, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with other manufacturers of material additives that may have internal development programs. As a result, we may have difficulty competing with larger, established competitor companies. Generally, these competitors have:

□	substantially greater financial, technical and marketing resources;
□	larger customer bases;
□	better name recognition; and
□	potentially more expansive product offerings.

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

Employees

As of December 31, 2015, the Company had 1 full time employee and 3 part time employees.  These employees are located in Rochester, New York.  The full time employee focuses his energies solely on the business development and production of the Nanotechnology business.  Due to the Company’s liquidity position, spending and staffing levels remain minimum until the business can sustain margin contributions. The Company will continue to meet staffing needs through part time staffing and through independent contractors.

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

Intellectual Property

Issued patent applications developed internally cover the following processes and applications:

□	Issued #7,888,419 and 8,217,108 Polymeric Composite including Nanoparticle Filler , issued on 02/15/2011 and expires on 08/31/2026
□	Issued #8,124,678 Nanocomposite Master Batch Composition and Method of Manufacture , issued on 02/28/2012 and expires on 11/27/2026

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

The business office for the Company is currently conducted from 800 square feet of office space located at 763 Linden Ave. in Rochester, New York. There is no signed lease agreement and the cost of rent for calendar year 2015 and 2014 was $2,500 in each year. Our laboratory and research facilities are located in leased space in Rochester, New York, as described below.

The Company leases approximately 9,200 square feet at 832 Emerson Street in Rochester, New York for laboratory space. The lease is a month-to-month agreement at $2,000 per month. Total rent expense for the years ended December 31, 2015 and 2014 was $24,000 per year. The Company and the Landlord have a mutual agreement that the lease will continue on a month to month basis at $2,000 per month with no specified end date. We believe our current office and laboratory facilities will be adequate for our anticipated needs for the next twelve months. We believe that appropriate insurance coverage is in place and effective for these facilities and related business needs.

Item 3.	Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and responded to this demand on May 8, 2009. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2015. During the third quarter of 2010, two former employees, one involved in the March 24, 2009 demand, agreed to forgive the Company’s liability to them of $54,691 related to deferred compensation in exchange for shares of common stock.

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

The high and low share prices for the Company’s common stock as reported on the exchange identified above,  for each quarterly period since January 1, 2014 presented below have been adjusted to reflect the 300 to 1 reverse stock split effective December 23, 2014. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	Sales Prices
	High	Low
For the year ended December 31, 2014

First quarter	$7.51	$1.02
Second quarter	$1.08	$0.33
Third quarter	$0.78	$0.15
Fourth quarter	$1.11	$0.001

For the year ended December 31, 2015

First quarter	$.40	$.03
Second quarter	$.26	$.06
Third quarter	$.20	$.02
Fourth quarter	$.16	$.06

The closing price of the Company’s common stock on May 20, 2016, as reported on the OTC Bulletin Board, was $0.04 per share. As of June 6, 2016 there were outstanding 2,911,658 shares of our common stock, which were held by approximately 200 shareholders of record. The Company has never declared or paid a cash dividend since inception (December 22, 2004) nor is there any intention to do so in the near term.

Equity Compensation Plan Information

The following chart sets forth information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,099	$2,008	-	*

Equity compensation plans not approved by security holders	1,217,941	$0.32	-
Total	1,219,040

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

Equity Compensation Plans approved by the Company’s shareholders and authorized to grant awards are as follows:

□	2005 Plan is authorized to grant up to 823,529 share unit awards,
□	2007 Plan is authorized to grant up to 1,000,000 share unit awards and
□	2008 Plan is authorized to grant up to 47,058,824 share units awards.

Equity Compensation Plans Not Approved by Security Holders as of December 31, 2015 are as follows:

•	2009 Plan is authorized to grant up to 1,176,471 unit share awards,
•	2011 Plan is authorized to grant up to 1,470,588 unit share awards,
•	2012 Plan is authorized to grant up to 1,764,706 unit share awards,
•	2,353 warrants granted in connection with services provided for the year ended December 31, 2010,
•	2,941 warrants granted in connection with services provided for the year ended December 31, 2011,
•	380,000 warrants granted in connection with services provided for the year ended December 31, 2013
•	160,000 warrants granted in connection with services provided for the year ended December 31, 2014 and
•	675,000 warrants granted in connection with services provided for the year ended December 31, 2015.

Recent Sales of Unregistered Securities

During the fourth quarter of 2015, the Company issued 200,000 shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Marlin Capital Investments LLC as specified under the terms and conditions of the 8% convertible promissory notes. These shares were converted at $0.05 per share price reflecting satisfaction in principal payments on the outstanding notes.

During the first quarter of 2016, the Company issued 110,000 shares of common stock in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) of such Act.  We issued these shares in connection with a Notice of Conversion received from Marlin Capital Investments LLC as specified under the terms and conditions of the 8% convertible promissory notes. These shares were converted at $0.05 per share price reflecting satisfaction in principal payments on the outstanding notes.

On January 7 and April 13, 2016, the Company issued a total of 508,156 shares of common stock in connection with four cashless exercise transaction from warrant holders.  On January 7, 2016 and April 13, 2016, the Company issued 37,500 and 36,776 respectively, restricted common shares to a consultant based on a request for the exercise of certain warrants agreement with the consultant. Also on January 7, 2016 and April 13, 2016 the Company issued 250,000 and 183,880 respectively, restricted common shares to the Company’s CEO based on a request for the exercise of certain warrants agreement with the CEO.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

□	the ability to raise capital to fund our operations until we generate adequate cash flow internally;
□	the terms and timing of product sales and licensing agreements;
□	our ability to enter into strategic partnering and joint development agreements;
□	our ability to competitively market our controlled release and filled tube products;
□	the successful implementation of research and development programs;
□	our ability to attract and retain key personnel ;
□	general market conditions.

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

Liquidity

Going Concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the year ended December 31, 2015 of approximately $1,091,000, had negative working capital of approximately $4,755,000 and a stockholders’ deficiency of approximately $4,756,000 at December 31, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of December 31, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lender waivers and maturity extensions received from the lenders.

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

Comparison of Liquidity and Capital Resources for the years ended December 31, 2015 and 2014

Operating activities

Net cash used in operating activities in the years ended December 31, 2015 and 2014 was $106,257 and $474,010, respectively. A net loss of $1,091,050 was incurred in 2015 compared to net income of $2,681,747 in 2014. Included in net income for the year ended December 31, 2014 are non-cash gains of $4,032,609 from the extinguishment and modification of certain debt instruments.

Total non-cash adjustments to reconcile the net loss (income) to the cash used in operations aggregated $595,289 in 2015 and $3,446,843 in 2014.  The change in these non-cash items reflects the net gains on debt extinguishment, fair value adjustments for derivative liabilities, a provision for the receivables due from MJ Enterprises and a gain on the forgiveness of certain vendor payables. During 2015 and 2014, the Company reduced outstanding liabilities through negotiations with certain vendors resulting in a net gain on the forgiveness of debt of $9,800 and $75,037 in 2015 and 2014, respectively.

Investing activities

Net cash provided from (used in) investing activities in the years ended December 31, 2015 and 2014 was $50,000 and ($200,000), respectively.

During 2015, the Company realized a cash gain on the sale of certain fully depreciated machinery. During 2014, the Company entered into a purchase agreement to acquire all the issued and outstanding membership interest in MJ Enterprises (“MJE”). In connection with this purchase agreement, the Company advanced $200,000 to MJE. The Company decided during the first quarter of 2014 not to pursue this acquisition. The $200,000 advance was due and payable from MJE due on June 30, 2014.The Company believes this amount will be collected from MJE and is actively pursuing all collection efforts. During 2014, the Company provided a reserve of $200,000 on the potential non-recovery of the full amount due from MJE.

Financing Activities

Net cash provided from financing activities in the years ended December 31, 2015 and 2014 was $61,000 and $674,010, respectively.

During 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. During the fourth quarter of 2015, the Company issued 200,000 common shares in satisfaction of $10,000 of outstanding principal. The issuance of these shares reflects a debt conversion price of $0.05 per share.

The cash flows from financing activities in 2014 include the receipt of an aggregate of $300,000 in new borrowing in connection with the Payoff Agreement with Platinum Long Term Growth IV LLC and Merit Advisors LLC. Other convertible and non-convertible promissory notes aggregating $674,010 were received for operating uses in 2014. The Payoff Agreement included $300,000 in cash disbursed to settle the remaining liabilities with PLTG and Merit.

Results of Statement of Operations for the years ended December 31, 2015 and 2014

Revenue and Gross Profit

During the years ended December 31, 2015 and 2014, the Company recorded $368,066 and $193,606, respectively in revenue from the sale of nanotechnology and ViralProtec products. Gross margin was generated in years ended December 31, 2015 and 2014 of $210,932 and $130,684, respectively. The gross margins for 2015 and 2014 was 57% and 67% for these periods, respectively.

The Nanotechnology segment generated a gross profit of 91% in 2015 and the ViralProtec segment generated a loss on sales of 46%. The ViralProtec loss is attributed to a provision for potential excess inventory of $83,100 recorded during the twelve months ended December 31, 2015. Excluding the impact of this charge, the ViralProtec would have generated a gross margin of approximately 44%. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales. The Company continues to experience notable variations in gross margins with its business as it introduces and develops new products and applications.

	For the year ended		Variance
	December 31,		Increase
Revenue, Cost of Goods, and Gross Profit	2015	2014	(decrease)
Revenue:	$276,097	$137,159	$138,938
Nanotechnology
ViralProtec	91,969	56,447	35,522

Cost of goods:	22,530	25,952	(3,422)
Nanotechnology
ViralProtec	134,604	36,970	97,634

Consolidated Gross Margin	$210,932	$130,684	$80,249
Gross Margin %	57%	67%

Operating Expenses

Management continues to actively monitor the operating structure for the purpose of controlling expenses across all categories of the business. Such evaluations continue with the intent to invest nominally in research and development programs and product development in future years. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Total research and development expenses incurred in 2015 and 2014, respectively were $4,584 to $40,076.

	For the year ended		Variance
	December 31,		Increase
Research and Development	2015	2014	(decrease)
Salaries and benefits	$4,584	$15,966	$(11,383)
Rents & Utilities	-	18,800	(18,800)
Supplies and other	-	5,310	(5,310)
	$4,584	$40,076	$(35,493)

Total general and administrative expense for the year ended December 31, 2015 was $518,548 as compared to $554,090 for the year ended December 31, 2014.

Salaries and benefits increased in 2015 over costs incurred in 2014 reflecting part time staff hired in connection with the ViralProtec business in the fourth quarter of 2014. Legal and professional services increased by $76,658 over 2014 reflecting additional complexities to the Company’s legal structure, debt extinguishments and advances and expansion of business categories. In the fourth quarter of 2014, the Company executed an agreement with ZA Capital LLC to provide $100,000 in strategic consulting services and public relations for the six months period from October 2014 through April 2015.

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

During the second quarter of 2014, the Company granted a total of 160,000 warrants to certain consultants, the Company’s CEO and the Company’s board member. These warrants grant the right to purchase one share of common stock at an exercise price of $0.42 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the various dates of grant at $105,501.  An expected volatility assumption of 289% has been used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.63% and was derived from the U.S. treasury yields on the dates of grant.  The market price of the Company’s common stock on the grant was $0.661 per share.  The expiration date used in the valuation model aligns with the warrant life of five and ten years as indicated in the agreements.  The dividend yield was assumed to be zero.

	For the year ended		Variance
	December 31,		increase
General and Administrative	2015	2014	(decrease)
Salary & Benefits	$212,456	$222,523	$(10,067)
Legal and Professional Fees	89,045	150,645	(61,600)
Investor Relations	68,496	44,421	24,075
Consulting Services	33,084	35,819	(2,735)
Rent and utilities	35,663	20,377	15,286
Insurance	6,216	5,399	817
Shareholder and Board	38,594	38,982	(388)
Travel and Entertainment	16,383	12,261	4,122
Supplies and other	18,611	23,663	(5,052)
General and administrative excluding stock based compensation	$518,548	$554,090	$(35,542)

Stock based compensation related to warrants	$102,782	$105,501	$(2,719)

Total general and administrative	$621,330	$659,591	$(38,261)

Management continues to monitor the Company's operating structure for the purpose of controlling expenses across all categories of the business. We expect that spending for 2016 general and administrative expenses will be comparable to the 2015 actual expenses incurred, although investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense)

Other (expense) income for the year ended December 31, 2015 reflected net expenses of $676,068 compared to net income of $3,250,730 for the year ended December 31, 2014. During the year ended December 31, 2014 the Company recognized certain vendor concessions as well as a non-recurring gain on extinguishment/modification of debt of $3,747,273 as further described below.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $266,661 in interest expense in 2015 and $301,614 in interest expense in 2014. The reduction in 2015 expense reflects new borrowings and the settlement of certain debt instruments in connection with the extinguishment of debt as further described below.

In June 2008, the FASB finalized ASC 815, formerly Emerging Issues Task Force 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” which was adopted by the Company effective January 1, 2009. During the year ended December 31, 2015 and 2014, the Company recognized a loss of $164,480 and $355,302 respectively relating to the changes in fair market value for these derivative liabilities.

On December 15, 2015, the Company’s board of directors determined that it was in the best interest of the corporation to exchange 6,666,667 reserved shares of the Company’s common stock, held by Cape One Master Fund II LLP (as described in footnote 2), for four convertible promissory notes totaling $344,000 with an interest rate of 8% per annum due June 30, 2017. These promissory notes are convertible to common stock at the rate of $0.05 per share. In the event that the Company shall, at any time, issue any additional shares of common stock or equivalents at a price per share less than the $0.05 conversion price then the conversion price for these convertible promissory notes shall be reduced. The Company recognized a loss on the exchange of the rights to reserved commons shares upon the issuance of these convertible promissory notes of $304,727 during the fourth quarter of 2015.

During 2015, the Company settled liabilities of $10,000 for $200, resulting in a $9,800 gain on forgiveness of debt. Also in 2015, the Company sold fully depreciated equipment for proceeds of $50,000.

In 2014, the Company entered into a Payoff Agreement with two of its lenders (collectively referred to as “the holders”) where the holders agreed to surrender their outstanding promissory notes and debentures in the aggregate principal amount of $3,256,399 plus all accrued and unpaid interest amounting to $592,414 in consideration for an aggregate payment of $300,000. As further consideration, one of the lenders agreed to return its 2,587,674 shares of Series C Preferred Stock for cancellation. The Company reversed $70,165 in registration rights liabilities in connection with this Payoff Agreement. Effective upon the consummation of this Payoff Agreement, the Company had no further obligation to the holders pursuant to the terms of the preferred stock and the notes as defined in the Payoff Agreement. As a result of this Payoff Agreement, the Company recognized a gain on extinguishment of debt during 2014 in the amount of $3,747,273.

Also in 2014, the Company and Cape One Master Fund II LLP agreed to exchange the Subordinated Secured Convertible Note and related accrued and unpaid interest totaling a combined $379,624 in exchange for 6.667 million reserved shares of the Company’s common stock. The Company and Cape One agreed that a beneficial ownership limitation of 4.99% shall be maintained at all times as to the number of the shares of the common stock outstanding immediately after giving effect to the issuance of the common stock issuable under this agreement. Cape One also agreed to a Lockup provision in the agreement that specifies that Cape One will not sell, transfer or hypothecate any of the reserved shares until Alpha Capital Anstalt has received $3,500,000 from the proceeds of sales of shares obtained upon conversion of notes issued by the Company and held by Alpha as of the date of this agreement. Upon expiration of the Lockup period, Cape One shall be allowed to sell the lesser of (i) 5% of the daily trading volume of the Company’s common stock or, (ii) 10% of the reserved shares in any calendar month. The Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2014, market comparables and the market value of the Company’s stock considering company specific factors including the changes in forward estimated revenues and market factors. Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to these 6.667 million share rights and other securities in the Company’s capital structure. The fair value of these 6.667 million share rights was estimated at $54,289 on the date of the agreement and the Company recognized a gain on extinguishment of debt of $325,335 during the quarter September 30, 2014 based on the excess of the value of the instruments settled over the estimated fair market value of the 6.667 million share rights. These Rights to reserved common stock were valued based on the total enterprise value of the Company at December 31, 2014 at $559,289. The change in fair market value of this rights liability of $505,000 was re-measured as of December 31, 2014 and has been reflected in Additional Paid In Capital.

In 2014, the Company recorded an expense of $40,000 in connection with debt modifications related to forbearance agreements signed during the year. These losses from debt modification were netted against gains on forgiveness of debt in 2014 of $75,038. No fees for modification of debt were incurred in 2015. The Company also entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying balance sheet. These vendor concessions have been treated as gains in the period that the underlying agreements were reached.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during 2015 or 2014.

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

As of the years ended December 31, 2015 and 2014, the Company has recorded a valuation allowance to reduce its gross deferred tax assets to zero in accordance with ASC 740.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2015 and considering industry and Company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU-2015-17 Balance Sheet Classification of Deferred Taxes (Income Taxes topic 740). The Board issued this update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify the presentation of deferred income taxes, this guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2015-17 on our consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606): The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). This update supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. We are currently evaluating the impact of the adoption of this new guidance.

In July 2015, the FASB issued ASU-2015-11 Simplifying the Measurement of Inventory (Inventory topic 330) The Board issued this update as part of its Simplification Initiative. Under this guidance an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this new guidance.

In January 2015 the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of this new guidance.

In August 2014, the FASB issued ASU-2014-15 – Going Concern (subtopic 205-40) Disclosure of Uncertainty about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), this guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). This guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We will evaluate the impact of the adoption of ASU 2014-15 on our consolidated financial statements based upon the financial condition of the Company at the time of adoption.

On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In April, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2015, our Chief Executive Officer participated in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, this officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2015. To the best of his knowledge, our Chief Executive Officer believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our Chief Executive Officer’s assessment of our internal control over financial reporting described above, this officer has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015.

The Company did not maintain a sufficient complement of qualified accounting personnel and controls associated with segregation of duties were ineffective.  Due primarily to limited resources and the stage of growth, the Company failed to maintain appropriate controls over the selection, identification and application of GAAP related to complex accounting transaction that we have encountered, which also require detailed financial reporting.  Further, nearly all aspects of our December 31, 2015 and December 31, 2014 financial reporting processes, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements were performed by outside consultants without adequate oversight and review by a second individual.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  As a result of these circumstances, the Company  determined that the controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that the financial records and related disclosures complied with accounting principles generally accepted in the United States. These factors resulted in the identification of adjustments to our December 31, 2015 and December 31, 2014 consolidated financial statements and related disclosures during the audit conducted by our independent registered public accounting firm.

There are currently three members of the Board of Directors, one of which is the CEO and President of the Company.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2015, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes made to our internal controls over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) during 2015 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

Effective April 11, 2016 Mr. David Rector resigned his position as board director of the Company. Mr. Rector reported that he had no disagreements with management or the Company at the time of this resignation.

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are:

Name	Age	Position	Date Election to the Board *

Isaac Onn	65	Director	February 2015
Alexander Ruckdäschel	44	Director	November 2010
James Wemett	68	President and Director	February 2009

* All Board members are elected to serve until the Company’s next meeting of shareholders.

Isaac Onn Mr. Onn was appointed to the Company’s board of directors in February 2015. Mr. Onn has more than 30 years’ experience in marketing, business development, planning, managing and providing solutions in an operation of a business. He is a member of the Israeli Bar and serves on the boards of Cybra Corp, Intellect Neusencet and Ness Energy of Israel. Mr. Onn was the CEO of G.P.A.- Fuel Services Ltd from 2001-2007 and was founder and board member for Erez Tal Bar Fuel Services Ltd from 2001-2003.

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

James Wemett Mr. Wemett is an experienced entrepreneur and consultant, involved in the formation and growth of numerous private and public companies. From July 2007 until November 2008, Mr. Wemett was a member of the Board of Directors of the Company. On February 19, 2009 Mr. Wemett became our President and the sole member of our Board of directors when the then sole holder of the Series C Convertible Preferred Stock, of NaturalNano, Inc., a Nevada corporation, elected and appointed Mr. Wemett as the Series C Director to the Company’s Board of Directors. The election was made pursuant to Section 7 of the Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock of the Company. Mr. Wemett has served in this capacity and will continue until his successor is duly appointed and qualified.    In 1975 Mr. Wemett started ROC Communications, Inc., a retail distributor of electronics products, which was sold in 2001. Mr. Wemett has been a Director of Technology Innovations, LLC, since its inception in 1999, and has served on the board of OncoVista, LLC, (OVIT) a publicly traded oncology company, since June 2007. Mr. Wemett has been an active fundraiser for Camp Good Days, a non-profit summer camp for children with cancer.

The Board and Committees of the Board

The Company does not currently have an Audit Committee, Compensation Committee or a Nominating committee and has not established specific procedures for selecting candidates for director. However, in the past directors were nominated by a majority vote of the Board or stockholders. There is also no established procedure for shareholder communications with members of the Board or the Board as a whole. However, stockholders requests for communication are referred by the president of the Company for a response.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. There were no Section 16(a) required filings during the year ended December 31, 2015.

Item 11.	Executive Compensation

Summary Compensation Table

The table set forth below summarizes the compensation earned by our named executive officers in 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)(c)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)
James Wemett President	2015	150,000	0	62,000	0	0	0	25,000	$237,000
James Wemett President	2014	150,000	0	32,969	0	0	0	10,000	$192,969

(a)	The CEO’s board approved salary is $150,000 per annum. For the years ended 2015 and 2014, $73,000 and $84,950 respectively were paid in cash and $77,000 and $65,050 respectively have been accrued.
(b)	The amounts in the column “Stock Awards” reflect the warrants grant date fair value recognized for financial statement reporting purposes for common stock warrants granted.
(c)	The amounts in the column “Option Awards” reflect the grant date fair value to be recognized for financial statement reporting purposes in accordance with ASC 718, for option awards granted pursuant to, and outside of, the NaturalNano Incentive Compensation Plans.
(d)	The amounts in the column “All Other Compensation” reflect the actual cash paid for being a member of the Board of Directors.

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

Outstanding Equity Awards at December 31, 2015

The following tables summarize information concerning outstanding equity awards held by the named executive officer at December 31, 2015.

	Stock Warrant Awards
Name	Number of Securities underlying unexercised warrants (#) Exercisable	Number of Securities underlying unexercised warrants (#) Un-exercisable	Warrant Exercise Price($)	Warrant Expiration Date
James Wemett	2,941	None	$51.00	01/03/2016
James Wemett	50,000	None	$0.42	02/26/2023
James Wemett	100,000	None	$0.42	11/29/2018
James Wemett	35,000	None	$0.42	12/05/2018
James Wemett	50,000	None	$0.42	05/08/2019
James Wemett	200,000	None	$0.10	02/15/2025
James Wemett	200,000	None	$0.05	05/30/2025

	Stock Option Awards
Name	Number of Securities underlying unexercised options (#) Exercisable	Number of Securities underlying unexercised options (#) Un-exercisable	Options Exercise Price($)	Options Expiration Date
James Wemett	None	None	$0.00	N/A

Certain columnar information required by Item 402(p)(2) of Regulation SK has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the year ended December 31, 2015.

Employment Agreements

The Company has no formal written or oral employment agreements with the current President, James Wemett.  Mr. Wemett joined the Company in the February 2009 and has agreed to provide services to the Company under an informal employment agreement.

Compensation of the Board

One of our Directors is also the President of the Company and was paid an annual fee of $25,000 for services in 2015 and $10,000 for services provided in 2014.   See Executive Compensation above. Our independent director’s received grants aggregating 125,000 and 10,000 common stock warrants in 2015 and 2014, respectively for serving as a board member.  Directors are reimbursed for their reasonable expenses incurred in attending all board meetings. Not all of the board members incurred expenses in attending board meetings.

The following table shows compensation earned for the year ended December 31, 2015 for our independent directors who are not named executive officers:

DIRECTOR COMPENSATION (1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Alexander Ruckdäschel (2)	none	$15,500	none	$15,500
Isaac Onn (3)	none	$5,500	none	$5,500

(1)	Certain columnar information required by Item 402(k) of Regulation S-K has been omitted for categories where there was no compensation awarded to, or paid to, the named director during the year ended December 31, 2015.
(2)	The director was granted 100,000 warrants during the year ended December 31, 2015 with a fair market value of $15,500 determined using the Black Scholes valuation model.
(3)	The director was granted 25,000 warrants during the year ended December 31, 2015 with a fair market value of $5,000 determined using the Black Scholes valuation model.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of June 6, 2016 with respect to beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our directors and executive officers and by all of the directors and executive officers as a group. Unless otherwise indicated, the address of each of the persons below is c/o NaturalNano, Inc., 763 Linden Ave. Rochester, New York 14625. Unless otherwise indicated in the footnotes, shares are owned of record and beneficially by the person.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after June 6, 2016. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Directors and Executive Officers:
James Wemett President and Director (3)(4)(5)	674,175	21%
Alexander Ruckdäschel Director	290,000	9%
Isaac Onn Director	25,000	1%
All Directors and Executive Officers as a group (3 persons) (3) (4)	555,295	16%

Other 5% Beneficial Owners
None

1)	Except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
2)	Applicable percentage of ownership is based on 2,911,658 shares outstanding on June 6, 2016 together with applicable options and warrants for such stockholder. Shares subject to conversion currently exercisable or exercisable within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other stockholder.
3)	Includes (i) 2,941 warrants to purchase shares of common stock at $51.00 per share (ii) 185,000 warrants to purchase shares of common stock at $0.42 per share and (iii) 200,000 warrants to purchase shares of common stock at $0.10 per share.
4)	Includes currently exercisable options to purchase 196 shares of common stock at $255.00 per share held by Technology Innovations, LLC (“TI”). Our current Board member, James Wemett is an equity holder of TI, which previously owned 56.3% of our outstanding common stock.
5)	On June 10, 2013 the Company obtained the consent of the holders of the majority of the outstanding preferred shares for the creation of a Series D Preferred Stock. The holder of the Series D Preferred Stock is entitled to a 51% vote on all matters submitted to a vote of the shareholders of the Company. There are no other rights or preferences attached to the Series D Preferred Stock. On July 1, 2013, the Company issued 100 shares of the Company’s Series D Preferred Stock to Jim Wemett, the sole officer and a director of the Company. Such securities were issued under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated by the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our board has determined that Mr. Ruckdäschel and Mr. Onn are deemed “independent directors.”

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed or expected to be billed by for services performed by Freed Maxick CPAs, P.C. for the years ended December 31, 2015 and 2014 are as follows:

	2015		2014

Audit Fees		$54,175		$58,500
Tax Fees	$	none	$	none

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2015 and 2014 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q.

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

Item 15.

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger among NaturalNano, Inc. Cementitious Materials, Inc. and Cementitious Acquisitions, Inc.	(1)
3.1	Fourth Amended Restated Articles of Incorporation Dated December 19, 2014	*
3.2	The Third Amended and Restate By-laws of NaturalNano, Inc.	*
3.3	Form of Certificate of Amendment to the Articles of Incorporation	*
4.16.1	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series A Preferred Stock	*
4.17	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series B Preferred Stock	*
4.18	Certificate of Designation of Rights, Preferences, Designations, Qualifications and Limitations of the Series C Preferred Stock	*
14.1	Code of Ethics for CEO and Senior Financial Officer	*
21.1	Subsidiaries	*
10.1	10/21/15 Marlin Capital Investments LLC debt conversion notice	**
10.2	03/10/2016 Marlin Capital Investment LLC debt conversion notice	**
10.3	12/28/2015 Cape One master Fund II 8% convertible promissory note $41,373	**
10.4	12/28/2015 Cape One master Fund II 8% convertible promissory note $63,217	**
10.5	12/28/2015 Cape One master Fund II 8% convertible promissory note $71,614	**
10.6	12/28/2015 Cape One master Fund II 8% convertible promissory note $167,796	**
10.7	Forbearance Agreement effective 11/30/15 with Alpha Capital	**
10.8	Forbearance Agreement effective 11/30/15 with Bull Hunter Capital	**
10.9	Forbearance Agreement effective 11/30/15 with Marlin Capital Investments	**
10.10	04/11/16 Board Resignation Mark Rector
23.1	Consent of Freed Maxick CPAs, P.C.	**
31.1	Certificate of principal executive officer and principal accounting officer pursuant to section 302 of the Sarbanes-Oxley act of 2002	**
32.1	Certificate of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley act of 2002	**
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

* Previously filed

** Filed herewith

(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 30, 2005
(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 26, 2014
(3)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 26, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/James Wemett	President and Director	June 9, 2016
James Wemett	(Principal Executive Officer)
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

Signature	Title	Date

/s/ James Wemett	President and Director	June 9, 2016
James Wemett	(Principal Executive Officer)
and
Chief Financial Officer
(Principal Accounting Officer)

/s/ Alexander Ruckdäschel	Director	June 9, 2016
Alexander Ruckdäschel

/s/ Isaac Onn	Director	June 9, 2016
Isaac Onn

NATURALNANO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NaturalNano, Inc.

We have audited the accompanying consolidated balance sheets of NaturalNano, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NaturalNano, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

June 9, 2016

NaturalNano, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

Assets
Current assets:
Cash	$4,743	$-
Accounts and notes receivable, net	-	5,036
Inventory, net	98,200	231,764
Prepaid expenses and other current assets	7,040	73,140
Total current assets	109,983	309,940

Total Assets	$109,983	$309,940

Liabilities and Stockholders' Deficiency
Liaiblities
Current Liabilities
Notes payable (Note 2)	$1,929,941	$1,534,946
Accounts payable	476,127	572,128
Accrued expenses	101,544	97,095
Accrued interest	506,598	239,937
Accrued payroll	1,151,448	1,068,448
Registration rights liability	12,324	12,324
Derivative liability (Note 4)	687,014	387,721
Total current liabilities	4,864,996	3,912,599
Total Liabilities	4,864,996	3,912,599

Rights to reserved common shares	-	559,289

Preferred Stock - $.001 par value, 10 million shares authorized
Series B - 5,000 shares issued and outstanding with an aggregate liquidation preferance of $10	1,199	2,131
Commitments and contingencies	-	-
Stockholders' Deficiency
Common Stock - $.001 par value 800,000,000 authorized with 2,293,502 and 2,093,502 shares issued and outstanding respectively	2,294	2,094
Series D - issued and outstanding 100 shares	-	-
Additional paid in capital	21,953,148	21,454,431
Accumulated deficit	(26,711,654)	(25,620,604)
Total stockholders' deficiency	(4,756,212)	(4,164,079)
Total liabilities and stockholders' deficiency	$109,983	$309,940

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December
	2015	2014

Income:
Revenue	$368,066	$193,606
Cost of good sold	157,134	62,922
Gross Profit	210,932	130,684
Operating expenses:
Research and development	4,584	40,076
General and administrative excluding stock compensation expense (SCE)	518,548	554,090
SCE warrants for services	102,782	105,501
	625,914	699,667
Loss from operations	(414,982)	(568,983)
Other income (expense):
Interest expense (net)	(266,661)	(301,614)
Net loss on derivative liability	(164,480)	(355,302)
Loss on exchange of share rights for debt	(304,727)	-
Gain on forgiveness of liability	9,800	4,107,646
Other income (expense)	50,000	(200,000)
	(676,068)	3,250,730
(Loss) income before income taxes	$(1,091,050)	$2,681,747
Income taxes	-	-
Net (loss) income	$(1,091,050)	$2,681,747

(Loss) income per common share - basic	$(0.52)	$1.34
(Loss) income per common share - diluted	na	$0.36

Weighted average shares outstanding: Basic	2,102,391	1,995,172
Fully Diluted	na	7,572,514

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance at January 1, 2014	1,847,797	$1,848	100	$-	$21,729,238	$(28,302,351)	$(6,571,265)

Fractional shares issued in reverse split	1,923	2	-	-	(2)	-	0

Issuance of common stock for interest	100,000	100	-	-	11,900	-	12,000

Series C preferred shares convertrd to common shares and change in value	143,782	144	-	-	114,500	-	114,644

Series B preferred shares converted to commons stock and change in value	-	-	-	-	(1,706)	-	(1,706)

Warrants issued for services	-	-	-	-	105,501	-	105,501

Change in value of rights reserved for common shares	-	-	-	-	(505,000)	-	(505,000)

Net income for the year ended December 31, 2014	-	-	-	-	-	2,681,747	2,681,747

Balance at December 31, 2014	2,093,502	2,094	100	-	21,454,431	(25,620,604)	(4,164,079)

Series B preferred shares change in value	-	-	-	-	932	-	932

Issuance of common stock for debt	200,000	200	-	-	9,800	-	10,000

Warrants issued for services	-	-	-	-	102,782	-	102,782

Change in value of rights reserved for common shares	-	-	-	-	385,203	-	385,203

Net loss for the year ended December 31, 2015	-	-	-	-	-	(1,091,050)	(1,091,050)

Balance at December 31, 2015	2,293,502	$2,294	100	$-	$21,953,148	$(26,711,654)	$(4,756,212)

See notes to consolidated financial statements

NaturalNano, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(1,091,050)	$2,681,747
Adjustments to reconcile net (loss) income to net cash used in operating activities
Net gain on extinguishment /modification of debt	-	(4,032,609)
Non-cash gain on forgiveness of debt	(9,800)	(75,037)
Change in fair value of derivative liabilities	164,480	355,302
Issuance of warrants for services	102,782	105,501
Provision for excess inventory	83,100	-
Provision for reserve on receivable from MJ Enterprise	-	200,000
Gain on sale of equipment	(50,000)	-
Loss on exchange of share rights for debt	304,727	-
Change in operating assets and liabilities:
Decrease in accounts receivable	5,036	18,170
Decrease (increase) in inventory	50,464	(218,518)
Decrease (increase) in other current assets	66,100	(66,100)
Increase (decrease) in accounts payable, accrued payroll and accrued expenses	267,904	557,534
Net cash used in operating activities	(106,257)	(474,010)

Cash flows from investing activities
Loan to MJ Enterprises	-	(200,000)
Gain on sale of equipment	50,000	-
Net cash provided (used) by investing activities	50,000	(200,000)

Cash flows from financing activities
Proceeds from convertible notes	61,000	974,010
Payment on debt extinguishment	-	(300,000)
Net cash provided by financing activities	61,000	674,010

Increase in cash	4,743	-
Cash at beginning of the year	-	-
Cash at the end of the year	$4,743	$-

Schedule of non-cash investing and financing activities
Common stock issued for convertible notes	$10,000	$-
Common stock issued for interest	$-	$12,000
Share rights issued for debt extinguishment	$-	$54,289
Debt issued in exchange for share rights	$344,000	$-

See notes to consolidated financial statements

NaturalNano, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Liquidity and Going Concern

Going Concern – The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the year ended December 31, 2015 of approximately $1,091,000, had negative working capital of approximately $4,755,000 and a stockholders’ deficiency of approximately $4,756,000 at December 31, 2015. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of December 31, 2015, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lender waivers and maturity extensions received from the lenders.

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

Accounts Receivable

The Company grants credit to substantially all of its customers and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions.  As of December 31, 2015 and 2014 no allowance for doubtful accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market value. When halloysite nanotubes or Pleximer™ held in inventory are used, the carrying value of any such inventory used (i) for research and development is expensed in the period that it is used for the development of proprietary applications and processes and (ii) in cost of goods sold will be charged as customer shipments are made. Inventory for overhead costs are applied during production and included in cost of goods sold. As of December 31, 2015 and 2014, the reserve for excess inventory was approximately $83,100 and zero, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. No depreciation expense was recorded during the years ended December 31, 2015 or 2014 as all property and equipment owned by the Company was fully depreciated in prior years.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet of cash, accounts receivable, prepaid, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes payable approximates their carrying value as the terms of this debt reflects market conditions. The Company’s derivative liability was determined utilizing Level 3 inputs.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2015 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Other (Expense) Income

During 2015, the Company recognized a gain of $50,000 on the sale of fully depreciated equipment. During 2014, the Company recorded a $200,000 provision related to the uncertainty of future collection of the receivable due from MJ Enterprises. The Company continues to aggressively pursue the collection of this amount with all possible avenues for recovery.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income or loss by the weighted-average number of shares of common stock outstanding during the period. Diluted income or loss per common share gives effect to dilutive convertible preferred stock, convertible debt, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share for the year ended December 31, 2015 as their effect is anti-dilutive based on the net loss incurred.

As of December 31, 2015 there were 39,567,578 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with lenders. These agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

As of December 31, 2014 there were 7,851,283 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of December 31, 2014 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below. The reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) calculation was as follows for the year ended December 31, 2014:

Numerator:
Net income	$2,681,747
Adjustment for interest expense on convertible notes	60,229
Net income, adjusted	2,741,976
Denominator:
Weighted-average shares used to compute basic EPS	1,995,172
Effect of dilutive securities:
Dilutive warrants	185,934
Cape One share rights	5,388,741
Convertible preferred B shares	2,667
Dilutive potential common shares	5,577,342
Weighted average shares used to compute diluted EPS	7,572,514

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU-2015-17 Balance Sheet Classification of Deferred Taxes (Income Taxes topic 740). The Board issued this update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify the presentation of deferred income taxes, this guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance applies to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2015-17 on our consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606): The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect recognized at the date of adoption (which includes additional footnote disclosures). This update supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. We are currently evaluating the impact of the adoption of this new guidance.

In July 2015, the FASB issued ASU-2015-11 Simplifying the Measurement of Inventory (Inventory topic 330) The Board issued this update as part of its Simplification Initiative. Under this guidance an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update will be effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this new guidance.

In January 2015 the FASB issued ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the impact of the adoption of this new guidance.

On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize in its balance sheet assets and liabilities related to long-term leases that were classified as operating leases under previous guidance. An asset will be recognized related to the right to use the underlying asset and a liability will be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, and requires modified retrospective adoption, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In April, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

2.      NOTES PAYABLE

Notes payable as of December 31, 2015 and 2014, respectively consisted of the following:

Notes Payable	2015	2014
Senior Secured Convertible Notes	$441,988	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	745,015	694,020
Convertible Promissory Notes	344,000	-
Total	$1,929,941	$1,534,946

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of December 31, 2015 and 2014, Notes payable on the balance sheets includes $840,926 for senior secured convertible notes and non-convertible senior secured promissory notes.  The Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. The Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal through November 30, 2016. As a condition of this forbearance the interest rate on these notes has been increased to 18%.

2014 and 2015 Convertible Promissory Notes

During 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. During 2015, the Company issued 200,000 common shares in satisfaction of $10,000 of outstanding principal. The issuance of these shares reflects a debt conversion price of $0.05 per share.

The 2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through November 30, 2016. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

In 2015, the Company granted certain warrants with an exercise prices less than the conversion price defined in the 2015 debt agreements. As a result, the conversion price of the 2015 Convertible Promissory Notes have been adjusted Based on the Company’s issuance of warrants described above, the conversion price on these debt obligations were modified to $0.05 per share. On January 5, 2016 the conversion price on the debt was adjusted to $0.02 per share upon the issuance of 450,000 warrants exercisable at $0.02 per share.

During 2014 the Company entered into various Senior Secured Convertible Promissory Notes aggregating $694,020. The 2014 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. These notes are convertible into shares of the Company’s common stock at a conversion price of $0.30 per share and are subject to adjustment in the event of lower price issuances, subject to customary exceptions. The Company may prepay any amount due under the notes prior to the maturity date. The notes are subject to certain events of default which would cause all amounts due to become immediately payable. The Company is prohibited from effecting the conversion of the notes to the extent that as a result of such conversion, the note holders would beneficially own more than 4.99% of the issued and outstanding shares of the Company’s common stock. The proceeds from the 2014 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through November 30, 2016 and bear an interest rate of 18% per annum as a condition of forbearance.

2015 Exchange of Cape One Master Fund II LLP shares for Convertible Promissory Notes

On December 15, 2015, the Company’s board of directors determined that it was in the best interest of the corporation to exchange 6,666,667 reserved shares of the Company’s common stock, held by Cape One Master Fund II LLP (as described below), for four convertible promissory notes totaling $344,000 with an interest rate of 8% per annum due June 30, 2017. These promissory notes are convertible to common stock at the rate of $0.05 per share. In the event that the Company shall, at any time, issue any additional shares of common stock or equivalents at a price per share less than the $0.05 conversion price then the conversion price for these convertible promissory notes shall be reduced. The Company recognized a loss on the exchange of the rights to reserved commons shares upon the issuance of these convertible promissory notes of approximately $305,000 in 2015. On January 5, 2016 the conversion price on the debt was adjusted to $0.02 per share upon the issuance of 450,000 warrants exercisable at $0.02 per share.

2014 Subordinated Secured Convertible Note and Exchange and Right to Shares Agreement – Cape One Master Fund II LP

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

	Nanotechnology		ViralProtec		Consolidated
	For the years ended December 31		For the years ended December 31		For the years ended December 31
	2015	2014	2015	2014	2015	2014
Revenue	$276,097	$137,159	$91,969	$56,447	$368,066	$193,606
Loss from operations	$(288,060)	$(549,741)	$(126,922)	$(19,242)	$(414,982)	$(568,983)
Interest expense	$266,661	$301,614	$-	$-	$266,661	$301,614
Loss on exchange of rights for debt	$(304,727)	$-	$-	$-	$(304,727)	$-
Gain on modification of debt	$9,800	$4,107,646	$-	$-	$9,800	$4,107,646
Net income (loss)	$(964,128)	$2,700,989	$(126,922)	$(19,242)	$(1,091,050)	$2,681,747

Assets	$26,958	$90,052	$83,025	$219,888	$109,983	$309,940

Geographic Areas – The Company had no long-lived assets in any country other than the United States for any period presented. The Company had $10,800 and $9,300 in sales outside of the United States in 2015 and 2014, respectively.

Major Customers – During the years ended December 31, 2015 and 2014, the Company derived 99% and 95% respectively of its Nanotechnology revenue from one customer. During the year ended December 31, 2015, three Viral Protec customers represented 63% of the segment revenues.

4.        DERIVATIVE LIABILITIES

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2015, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2015 and December 31, 2014 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of December 31, 2015 and December 31, 2014.

The fair value of the derivative liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Derivative Instrument
Notes conversion feature liability	$686,255	$375,949
Warrant liability	759	11,772
Total	$687,014	$387,721

Fair Value Valuation Hierarchy Measurement

FASB ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

□	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
□	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
□	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

	2015	2014
Fair value – beginning of year	$387,721	$32,419
Liability recognized for conversion feature of debt issued in exchange for share rights	134,813	-
Loss recognized	164,480	355,302
Fair value – end of year	$687,014	$387,721

5.     INCOME TAXES

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

The benefit for income taxes consists of the following:

	2015	2014
Currently payable
Federal	$-	$-
State	-	-
Total currently payable	$-	$-
Deferred
Federal	$(121,318)	$(1,084,885)
State	$(413)	$(17,832)
Total deferred	$(121,731)	$(1,102,717)
Less: increase in valuation allowance	121,731	1,102,717
Net deferred	-	-
Total income taxes	$-	$-

Individual components of deferred taxes at December 31 are as follows:

	2015	2014
Deferred tax assets
Net operating loss carry forwards	$2,939,421	$2,910,879
Equity issued for services	1,333,873	1,298,831
Accrued compensation	351,870	323,575
Other	205,952	175,683
Total	$4,831,116	4,708,968
Less valuation allowance	(4,831,116)	(4,708,968)
Net deferred tax asset	$-	$-

The Company has approximately $11,700,000 in federal net operating loss carry-forwards (“NOLs”) available to reduce future taxable income.  These carry-forwards expire at various dates from 2024 through 2035. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the NOLs before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. The $1,047,000 reduction of the net operating loss deferred tax asset reflected on the financial statements is attributable to the unrecognized tax benefit of $760,000 plus approximately $287,000 related to tax deductions for stock awards, options and warrants exercised subsequent to the implementation of FASB ASC 718, which are not included in the determination of the deferred tax asset above and will be recognized in accordance with FASB ASC 718 when realized for tax purposes.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as ownership changes occur. As a result of the historical equity instruments issued by the Company, a Section 382 ownership change or changes may have occurred and a study will be required to determine the date(s) of the ownership change, if any. The amount of the Company's net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value. A full valuation allowance has been established for the deferred tax assets including the net operating losses. Accordingly, any limitations resulting from Section 382 application is not expected to have a material effect on the balance sheets or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2015	2014

Statutory United States federal rate	34.0%	34.0%
Nontaxable gain on extinguishment of debt	-	(52.9)
Nondeductible interest expense	(8.3)	3.8
Reduction of NOL carryover from extinguishment of debt	-	52.9
Change in valuation allowance	(11.2)	(41.1)
Other - Non deductible loss	14.5	3.3
Effective tax rate	0%	0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1	$760,000	$760,000
Unrecognized tax benefits balance at December 31	$760,000	$760,000

At each of December 31, 2015 and 2014, the total unrecognized tax benefits of $760,000 have been netted against the related deferred tax assets.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2015 and 2014 the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction and New York State. The tax years 2012 - 2015 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

6.      STOCKHOLDERS DEFICIENCY

As of December 31, 2015 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

Series B and C Preferred Stock

Each share of the Series B and C Convertible Preferred Stock are convertible into 160 shares of the Company’s common stock and votes on an as-converted basis (with each share having 160 votes).  Both the Series B and C designations limit the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.  Accordingly, the votes attributable to the Series B and C Convertible Preferred constitutes 4.99% of the aggregate votes attributable to the Company’s outstanding shares on an as converted basis.

During 2014, Platinum elected to convert 269,592 shares of their Series C preferred shares into 143,782 common shares at the then prescribed conversion rate of 160 common shares per each Series C share. In connection with the June 27, 2014 Payoff Agreement (Note 2) all shares of the remaining Series C preferred shares were cancelled.

Common Stock Issuances

During 2015, the Company issued 200,000 common shares in satisfaction of $20,000 of principal obligations to lenders on convertible debt. During 2014, the Company issued 100,000 common shares in satisfaction of $12,000 of interest obligations to lenders on convertible debt.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of December 31, 2015 and December 31, 2014 there were common stock warrants outstanding to purchase an aggregate of 1,217,941 and 545,294 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

	2015			2014
	Shares	Weighted average exercise price	Weighted average remaining life-Years	Shares	Weighted average exercise price	Weighted average remaining life-Years

Outstanding: beginning of the year	545,294	$1.13	5.9	394,110	$4.26	2.24
Granted during the year	675,000	$0.07		160,000	$0.42
Cancelled or forfeited	(2,353)	$102.00		(8,824)	$127.50

Warrants outstanding: end of year	1,217,941	$0.35	4.1	545,294	$1.13	5.9

Warrants exercisable: end of year	1,217,941	$0.35	4.1	545,294	$1.13	5.9

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

Employee stock compensation expense was $0 for the years ended December 31, 2015 and 2014. No option grants were made in 2015 or 2014.

A summary of the status of outstanding incentive stock plans is presented below:

	2015			2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years
Outstanding beginning of year	2,363	$1,070	3.53	2,363	$921	3.5
Granted during the year	-			-
Cancelled or forfeited	(1,264)	$255		-
Options outstanding end of year	1,099	$2,008	1.05	2,363	$1,070	2.1
Options exercisable end of year	1,099	$2,008	1.05	2,363	$1,070	2.1

As of December 31, 2015, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

7.     CREDITOR CONCESSIONS

During the 2015 and 2014, the Company entered into various agreements with certain vendors to settle accounts payable that were outstanding for amounts less than the liability that was recorded in the accompanying consolidated balance sheet. As a result of these agreements, liabilities of $10,000 and $75,037 respectively, were relieved resulting in a gain on forgiveness of debt. These vendor concessions have been treated as gains in the period that the underlying agreement was reached.

8.    COMMITMENTS AND LEASE OBLIGATIONS

Lease obligations

The Company leases approximately 9,200 square feet in Rochester, NY for laboratory space.  The lease is a month-to-month agreement at $2,000 per month with no targeted end date. Total rent expense of $24,000 was incurred in each of the years ended December 31, 2015 and 2014. The Company’s corporate operations are currently conducted from office space located at 763 Linden Avenue Rochester, New York. There is no signed lease agreement for this location, the Company incurred $2,500 in rent expense during each of the years ended 2015 and 2014.

Commitments

Legal Proceedings

On March 24, 2009 the Company received a demand notice from an attorney representing a group of certain former employees of the Company, including but not limited to the Company’s former President and Chief Financial Officer, demanding immediate payment of $331,265 for certain deferred compensation, severance and vacation benefits. Each of the former employees cited in the demand notice, as well as other former employees, had executed written agreements during 2008 that allowed the Company to defer certain of these compensation payments. The Company has accrued for earned and unused vacation benefits and deferred payroll costs for amounts electively deferred by these and other former employees as of December 31, 2015. The Company has retained counsel in connection with this demand and continues to evaluate this demand notice and has responded to this demand. No actions or probable settlement discussions between the parties have developed since the filing of this demand. Due to the Company’s current cash and liquidity position discussed above and the current evaluation of the items in the demand notice, the timing of future payment of these outstanding amounts in uncertain.  No further communication has been had regarding this notice.

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

10.     SUBSEQUENT EVENTS

Debt, Stock and Warrant transactions subsequent to December 31, 2015

On March 10, 2016, the Company issued 110,000 common shares in satisfaction of $5,500 of outstanding principal. The issuance of these shares reflects a debt conversion price of $0.05 per share.

On January 7 and April 13, 2016, the Company issued a total of 508,156 shares of restricted common stock in connection with four cashless exercise transaction from warrant holders.  On January 7, 2016 and April 13, 2016, the Company issued 37,500 and 36,776 respectively, restricted common shares to a consultant based on a request for the exercise of certain warrants agreement with the consultant. Also on January 7, 2016 and April 13, 2016 the Company issued 250,000 and 183,880 respectively, restricted common shares to the Company’s CEO based on a request for the exercise of certain warrants agreement with the CEO.

On January 5, 2016, the Company issued a total of 450,000 warrants to directors and a consultant. These warrants vested immediately and were granted with a ten year life, an exercise price of $0.02 per share and included a cashless exercise provision.

