Form 10-Q
period 2016-03-31
NaturalNano, Inc.
filed 2016-08-11
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                   to

Commission File Number:                                 000-49901

NATURALNANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13613 Gulf Boulevard, Madeira Beach FL	33738
(Address of principal executive offices)	(Zip Code)

727-398-2692

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,054,469 as of August 11, 2016

Item 1.  Financial Statements

NaturalNano, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$19,011	$4,743
Inventory, net	119,641	98,200
Prepaid and Other	7,040	7,040

Total Current Assets	145,692	109,983

Total Assets	$145,692	$109,983

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes Payable	$1,580,441	$1,929,941
Accounts Payable	472,397	476,127
Accrued Expenses	107,616	101,544
Accrued Interest	584,629	506,598
Accrued Payroll	1,128,948	1,151,448
Registration Rights Liability	12,324	12,324
Derivative liability	637,918	687,014

Total Current Liabilities	4,524,273	4,864,996

LONG-TERM LIABILITIES:
Convertible debentures, net	344,000	-
Derivative liability	9,675	-

Total Long-Term Liabilities	353,675	-

Total Liabilities	4,877,948	4,864,996

Preferred Stock - $.001 par value, 10 million shares authorized Series B - 5,000 shares issued and outstanding with an aggregate liquidation preference of $10	1,199	1,199

STOCKHOLDERS' DEFICIT:
Common stock at $0.001 par value: 800,000,000 shares authorized; 2,691,002 and 2,293,502 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,691	2,294
Additional paid-in capital	21,978,263	21,953,148
Accumulated deficit	(26,714,409)	(26,711,654)
Total Stockholders' Deficit	(4,732,256)	(4,756,212)

Total Liabilities and Stockholders' Deficit	$145,692	$109,983

See accompanying notes to the condensed consolidated financial statements.

NaturalNano, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

INCOME:
Revenue	$122,448	$115,085
Cost of Goods Sold	4,400	27,408

Gross Profit	118,049	87,677

OPERATING EXPENSES:
General and Administrative Expense	62,183	190,326
Research and Development	-	3,284
Stock based compensation attributable to warrant grants	25,292	61,106

Total operating expenses	87,475	254,716

GAIN (LOSS) FROM OPERATIONS	30,574	(167,039)

OTHER INCOME (EXPENSE):
Interest expense	(78,033)	(65,095)
Gain on forgiveness, conversions and modifications of debt	5,634	7,900
Gain on change in derivative liability	39,068	146,277

Other income (expense), net	(33,331)	89,082

Loss before income tax provision	(2,757)	(77,957)

Income tax provision	-	-

Net loss	$(2,757)	$(77,957)

Loss per common share- basic and diluted	$(0.00)	$(0.04)

Weighted average common shares outstanding
- Basic and diluted	2,584,271	2,093,502

See accompanying notes to the condensed consolidated financial statements.

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the three months ended March 31, 2016

(Unaudited)

			Series D		Additional
	Common Stock		Preferred Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2015	2,293,502	$2,297	100	$-	$21,953,148	$(26,711,654)	$(4,756,212)

Exercise of cashless warrants for services	287,500	287	-	-	(287)	-	-

Shares issued for conversion of long term debt	110,000	110	-	-	110	-	220

Warrants issued for services	-	-	-	-	25,292	-	25,292

Net loss for the three months ended March 31, 2016	-	-	-	-	-	(2,757)	(2,757)

Balance at March 31, 2016	2,691,102	$2,691	100	$-	$21,978,263	$(26,714,709)	$(4,733,455)

See notes to condensed consolidated financial statements

NaturalNano, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(2,757)	$(77,957)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants for services	25,292	61,106
(Gain)/Loss on settlement of debt	(5,634)	(7,900)
Change in fair value of derivative liabilities	(39,068)	(146,277)
Changes in operating assets and liabilities:
Accounts Receivable	-	689
Inventory	(21,441)	35,033
Prepaid Expenses and Other Current Assets	-	48,848
Notes Payable	(5,500)	-
Accounts Payable and Accrued Expenses	2,342	25,524
Accrued Interest	78,031	-
Accrued Payroll	(22,500)	-

NET CASH USED IN OPERATING ACTIVITIES	8,768	(60,934)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Liabilities settled through issuance of Common stock	5,500	-
Proceeds from Senior secured promissory notes		61,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,500	61,000

NET CHANGE IN CASH	14,268	66

Cash at beginning of period	4,743	-

Cash at end of period	$19,011	$66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of convertible debentures	$5,500	$-

See accompanying notes to the condensed consolidated financial statements.

NaturalNano, Inc.

For the nine months ended March 31, 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Going Concern

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three months ended March 31, 2016 of approximately ($3,000), had negative working capital of approximately $4,378,000 and a stockholders’ deficiency of approximately $4,733,000 at March 31, 2016. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lender waivers and maturity extensions received from the lenders.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiaries NaturalNano Research, Inc. (“NN Research”) a Delaware corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Description of the Business

New lines of Business

Shrimp

Omni Shrimp

On June 23, 2016, the Company announced the acquisition of all the outstanding shares of, Omni Shrimp (“Omni”) a Florida corporation, located in Madeira Beach, Florida on the Gulf of Mexico. Omni is a seller of wild American shrimp. Omni wholesales its locally caught shrimp, predominantly the highly popular Key West pink variety, to large distributors in the United States, who then resell the product to grocery store chains, restaurants and other retail stores in the Florida, Boston and New York markets. See Note 7. Subsequent Events for more detail.

Omni believes that it differentiates itself from its competitors not only by the quality of its product but its relationships with distributors allowing it to get its product to market as quickly as possible in order to guarantee freshness and taste.

Existing lines of Business (as of March 31, 2016)

On June 23, 2016, the following businesses were transferred to the former Management of the Company. See Note 8 to the Consolidated Financial statements below.

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

Significant Accounting Policies

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to March 2016 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three month periods ending March 31, 2016 and 2015.

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

As of March 31, 2016 and 2015 there were 39,567,578 and 9,130,044 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of March 31, 2015 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

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

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	March 31, 2016	December 31, 2015
Senior Secured Convertible Notes	$441,988	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	739,515	745,015
Convertible Promissory Notes	344,000	344,000
Total Notes Payable Outstanding	1,924,441	1,929,941
Total Notes- Non-current portion	(344,000)	-0-
Total Notes Payable Outstanding-Current	$1,580,441	$1,929,941

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of March 31, 2016 and December 31, 2015 Notes payable on the balance sheets includes $840,926 for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%.

2014-2015 Convertible Promissory Notes

During nine months ended March 31, 2016, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. The 2014-2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders.  The Company has obtained a waiver of default on the outstanding principal through November 30, 2015. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%. On March 10, 2016, an investor converted $5,500 of principal into 110,000 shares.

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

Subordinated Secured Convertible Note and Exchange and Right to Shares Agreement - Cape One Master Fund II LP

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

A summary of the two segments is as follows:

Nanotechnology	Research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for cosmetics, health and beauty products and polymers, plastics and composites.

ViralProtec	Distributor and reseller of personal protective equipment and supplies to protect medical workers from infection and contagious incidents.

Information concerning the Company’s operations by reportable segment for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Nanotechnology		ViralProtec		Consolidated
	For the three months ended		For the three months ended		For the three months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue	$122,448	$67,827	$-	47,258	$122,448	$115,085

Gain (Loss) from operations	30,574	(180,260)	$-	13,221	30,574	$(167,039)
Interest expense	(78,033)	(65,095)	-	-	(78,033)	(65,095)
Gain on derivative liabilities	39,068	146,277	-	-	39,068	146,277
Gain on forgiveness, conversions and modification of debt	5,634	7,900	-	-	5,634	7,900

Net (loss)	$(2,757)	$(91,178)	$-0-	13,221	$(2,757)	$(77,957)

Assets	$53,919	$40,738	$91,773	184,698	$145,692	$225,436

Geographic Areas - The Company had no long-lived assets in any country other than the United States for any period presented.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to March 2016, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of March 31, 2016 and December 31, 2015 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of March 31, 2016 and December 31, 2015.

The fair value of the derivative liabilities as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Note conversion feature liabilities	$646,155	$686,255
Warrant liability	1,438	759
Total	647,593	687,014
Derivative Liability-non-current	9,675	-
Derivative liability-current	$637,918	$687,014

The change in the fair value of the derivative liability resulted in a gain of $39,421and $146,277 in the first quarter of 2016 and 2015, respectively and has been recognized in the related statement of operations. Significant fluctuations in the variables used in calculating the value of the Company’s derivative liabilities could have significant impact on the fair market valuation.

5.	STOCKHOLDERS EQUITY

As of March 31, 2016 the Company was authorized to issue up to 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of March 31, 2016 there were 29,959,112 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The company does not have sufficient authorized shares to facilitate conversion of all the potentially dilutive instrument.

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

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of March 31, 2016 and December 31, 2015 there were common stock warrants outstanding to purchase an aggregate of 1,217,941 and 1,217,941 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

On January 6, 2016, the Company granted a total of 450,000 warrants to the Company’s board members and one consultant. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.02 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $25,292.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.00% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.06 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero

A summary of the outstanding warrants is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2016	1,217,941	$.35	4.32
Issued	450,000	$.02	4.77
Exercised	(450,000)	$.07	9.04
Warrants outstanding at March 31, 2016	1,217,941	$.33	2.74

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2016	1,099	$2,008	1.32
Options outstanding at March 31, 2016	1,099	$2,008	1.07
Options exercisable at March 31, 2016	1,099	$2,008	1.07

All compensation costs for the above options have been previously recognized in operations.  As of March 31, 2016, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the three month periods ended March 31, 2016 and 2015.

7.	SUBSEQUENT EVENTS

Material Definitive Agreement

The Company announced on June 23, 2016 (the “Effective Date”) , it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("Omni"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those Omni shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock").

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company's outstanding Series B and Series D Preferred Stock, including James Wemett, who was a director of the Company and was an officer and principal shareholder of the company prior to the effective date, as the holder of the Series D shares, surrendered those shares to the Company.

In connection with the Exchange Agreement and the disposition of the company's existing business, the company has relocated its principal offices to 13613 Gulf Boulevard, Madeira Beach, Florida 33738.

Forebearance Agreement

Concurrent with the Exchange Agreement on the Effective Date, owners of the Senior Secured Convertible Notes and the Promissory Notes agreed to surrender the following back to the Company:

•	Approximately $300,000 of face value debt and accrued interest
•	5,000 shares of Series B Preferred Stock

The Company did not issue any additional consideration for these securities

Transfer of Former Lines of Business

Subsequent to the closing of the Exchange Transaction pursuant to which Omni became a wholly-owned subsidiary of the Company, the Company entered into an Asset Purchase Agreement, with James Wemett, who had been the President and CEO of the Company until the closing of the Exchange Transaction and NaturalNano Corp., a New York corporation wholly-owned by Mr. Wemett ("Transferee"), pursuant to which the Transferee acquired all right, title and interest to those specific business activities of the Company which the Company had been conducting immediately prior to the closing of the Exchange Transaction, specifically, (i) developing and commercializing material additives based on a technology utilizing halloysite nanotubes, which line of business the Company had been engaged in for more than three years prior to the Effective Date, and (ii) reselling Ebola personal protective equipment and ancillary supplies. These business activities generated revenues for the Company, which revenues increased from $125,638 in 2012 to $368,066 in 2015.

In connection with the transaction contemplated by the Asset Purchase Agreement, Mr. Wemett waived all accumulated compensation due to him from the Company, the Transferee assumed certain liabilities relating to those transferred business activities, the Company and Mr. Wemett exchanged releases, and the Company issued to Mr. Wemett a six year divisible Warrant with cashless exercise rights to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.05 per share.

Management Change

As disclosed in an Information Statement pursuant to Rule 14f filed on June 27, 2016, two of the Company's directors, Isaac Onn and Alex Ruckdaschel, resigned from those positions on June 15, 2016. Neither of the resignations was the result of any disagreement with the management of the Company.

On June 21, 2016, to fill one of the Board vacancies, Colm Wrynn was elected as a director of the Company.

On the Effective Date, James Wemett resigned as an officer of the Company and Colm Wrynn, the President of Omni became the President and Chief Executive Officer of the Company, and Daniel Stelcer, a Vice President of Omni became the Secretary and Chief Operating Officer of the Company. Mr. Wemett resigned as a director of the Company, and Mr. Stelcer will be appointed in his stead, effective as of ten (10) days after the delivery to the shareholders of the Company of an Information Statement pursuant to Rule 14f-1.

Change in Independent Registered Public Accounting Firm

On August 3, 2016, the Board of Directors of the Company notified Freed Maxick CPAs, P.C (“Freed Maxick”) that it had determined to dismiss them as the Company’s independent registered public accounting firm, effective as of August 3, 2016. Also on August 3, 2016, the Board determined to engage Scrudato & Co., PA as its new independent registered public accounting firm to replace Freed Maxick. Please see our form 8-K filed on August 3, 2016 for more detail.

Issuance of Common shares and Conversion of debt

On April 13, 2016, the Company issued 220,656 shares for the exercise of cashless warrants

On July 6, 2016, the Company issued 142,811 shares due to the conversion of $1,000 of notes payable plus $785 of accrued interest.

Issuance of Debt

On August 8,  2016, the Company borrowed $20,000 from a third party. The convertible promissory note bears interest at 10% per annum and matures on August  1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

New Lease

Commencing August 1, 2016, for a period of twelve months, the Company entered into a lease for its Madeira Beach location. The monthly rent shall be $1,500.

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

The Company

NaturalNano (the “Company”), located in Rochester, New York, operates in three business segments, the Nanotechnology, and ViralProtec and Shrimp as described below. The Shrimp segment was not in operation during the first quarter of 2016 and 2015. Commencing with the purchase of Omni Shrimp, the Nanotechnology and Viral Protec segments are no longer a part of the Company.

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

Omni Shrimp

On June 23, 2016, the Company announced the acquisition of a new business line, Omni Shrimp, located in Madeira Beach, Florida on the Gulf of Mexico. It is a wholesaler of locally caught shrimp, to large distributors in the US, who then resell the product to grocery store chains, restaurants and other retail stores in the Florida, Boston and New York markets.

Omni believes that it will differentiate itself from its competitors not only by the quality of its product but its relationships with distributors allowing it to get its product to market as quickly as possible in order to guarantee freshness and taste.

NaturalNano is domiciled in the state of Nevada as a result of the merger with Cementitious Materials, Inc., (“CMI”), which was completed on November 29, 2005.

Liquidity

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three months ended March 31, 2016 of approximately $3,000,and had negative working capital of approximately $4,378,000 and a stockholders’ deficiency of approximately $4,733,000 at March 31, 2016. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2016 the Company owed approximately $2,509,000 to lenders in the form of notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of March 31, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the debt to 18% during the forbearance period. The lenders have extended the scheduled maturity date of the underlying debt to June 30 2016.

Operating activities

Net cash generated (used) in operating activities in the three months ended March 31, 2016 and 2015 was $8,768 and $(60,934), respectively. The net loss generated in the three months ended March 31, 2016 was $(2,757) compared to a net loss of $(77,597) in the three month ended March 31, 2016.  Included in the net loss for the three months ended March 31, 2016 is $5,634 from non-cash gains on extinguishment of debt. The Company continues to actively monitor spending and cash outflows in an effort to reduce costs until continuing revenue sources are developed. The Company also evaluates opportunities to reduce expenses and improve its liquidity position. Given the change in business strategy (See “Description of the Business” in Note 1.),,we currently do not have an expectationof total consolidated spending in 2016. We will continue to invest in product and commercialization efforts as our cash position and liquidity allow.

Total non-cash adjustments to reconcile the net loss to the cash used in operations aggregated a net decrease of $19,410 the three months ended March 31, 2016 compared to net reduction of $93,071 the three months ended March 31, 2015. The change in these non-cash items reflect the non-cash gain on extinguishment of debt and the change in the fair value of warrant and derivative liabilities.

Investing activities

There were no cash flows from investing activities for either the three months ended March 31, 2016 or March 31, 2015.

Financing Activities

Net cash provided from financing activities in the nine months ended March 31, 2016 and 2015 was $5,500 and $61,000, respectively. Cash flows from Financing activities in 2016 were comprised of the issuance of equity for conversion of outstanding debt. The cash flows from financing activities in 2015 include the receipt of $61,000 in new borrowing in connection with the 2015 Convertible promissory notes.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2015 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the three months ended March 31, 2016.

Comparison of Statement of Operations for the three months ended March 31, 2016 and 2015

	For the three months ended
	March 31,		Variance
Revenue, Cost of Goods, and Gross Profit	2016	2015	Increase
Revenue:
Nanotechnology	$122,448	$67,827	$54,621
ViralProtec	-0-	47,258	(47,258)

Cost of goods:
Nanotechnology	4,400	10,820	(6,420)
ViralProtec	-0-	16,588	(16,588)

Consolidated Gross Margin	$118,049	$87,677	$30,372
Gross Margin %	96%	76%

Revenue and Gross Profit

During the three months ended March 31, 2016 and 2015, the Company recorded $122,448 and $115,085, respectively in revenue. Gross profit of $118,049 and $87,677 resulted in a profit margin of 96% and 76% of sales for these periods, respectively. During the three month period ended March 31, 2016, the Nanotechnology segment generated a gross profit of 96% and the ViralProtec segment generated no gross margin. Management continues to actively monitor and assess inventory units on hand compared with projected customer sales.

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

	For the three months ended		Variance
	March 31,		Increase
Research and Development	2016	2015	(decrease)
Salaries and benefits	$-	$3,284	$(3,284)

	$-	$3,284	$(3,284)

Total research and development expenses incurred in the three months ended March 31, 2016 and 2014, respectively were $- and $3,284, respectively. The Company did not incur any Research and Development expenses during the First quarter of 2016 due to a change in focus of the business.

	For the three months ended		Variance
	March 31,		increase
Selling, General and Administrative	2016	2015	(decrease)
Salary & Benefits	$22,574	$64,886	$(42,312)
Legal and Professional Fees	5,106	48,533	(43,427)
Investor Relations	63	51,768	(51,705)
Rent and utilities	9,076	9,496	(420)
Insurance	2,148	1,894	254
Shareholder and Board	6,702	3,281	3,421
Supplies and other	16,513	10,468	6,045
General and administrative	$62,183	$190,326	$(128,143)

Total general and administrative expense, excluding stock based compensation cost resulting from the grants of warrants, for the three months ended March 31, 2016 was $62,183 as compared to $190,326 for the three months ended March 31, 2015.

Stock based compensation for warrant grants were $25,292 and $61,106 for the three months ended March 31, 2016 and 2015, respectively. The decrease was due to a lower level of grant issuances during the quarter.

Management will continue to actively monitor the Company’s operating structure for the purpose of controlling expenses across all categories of the business. Given the change in business strategy (See “Description of the Business” in Note 1.),,we currently do not have an expectationof total consolidated General and administrative spending in 2016. However, investments in marketing and sales will be a priority if the Company’s cash and liquidity position improves. No assurance can be given that future investment or debt financing will develop thereby resulting in improved cash inflow or liquidity for the Company.

Interest and Other Income (expense), net

Other income (expense) for the three months ended March 31, 2016 was a net expense of $33,331 compared to net income of $89,082 for the three months ended March 31, 2015.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $78,033 and $65,095 in interest expense for the three month periods ended March 31, 2016 and 2015, respectively. The increase in 2016 expense reflects new borrowings and penalty interest rate of 18% on debt agreements where waivers of maturities have been granted by the lenders.

Gain of forgiveness, conversions and modifications of debt totaled $5,634 and $7,900, respectively for the three months ended March 31, 2106 and 2015.

Gain on change in derivative liability totaled $39,068 and $146,277 for the three months ended March 31, 2016 and 2015, respectively. As stated under Derivative Financial Instruments in Note 1. to these Financial statements, the Company estimated the total enterprise value of the firm based on specific factors. Under this model, value was assigned to the Company's Common stock, Preferred stock, reserved shares and debt securities as well as to the conversion value of these securities. As such, the value of the derivative liability changed accordingly.

Consolidated net (loss) income for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016, the Company recorded a consolidated net loss of $(2,797). Gross margin of $118,049 is all at the Nanotechnology segment. Operating expenses totaled $63,620 during the quarter. Other expense (net) of $(33,331) reflects interest expense of $78,033 on the various notes outstanding, a gain on the change in market value of $39,068 on the derivative liabilities attributed to these financing arrangements and a $5,634gain from the conversion of debt.

During the three months ended March 31, 2015, the Company recorded a consolidated net loss of $77,957. Gross margin of $87,677 was generated in total. Of that amount, $57,007 was generated from the Nanotechnology sector and $30,670 was attributable to Viral Protec. Operating expenses totaled $254,716. Other income of $89,082 reflects interest expense of $65,095 on the various notes outstanding and a gain on the change in fair value of $146,277 on the derivative liabilities attributed to these financing arrangements. Also during the three months ended September 30, 2014, the Company recognized a gain on the extinguishment and modification of debt in the amount of $7,900.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments to the legal proceeding disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the current period. Please see our Form 10-K for the period ended December 31, 2015 filed on June 9, 2016 for details of sales of Unregistered securities for the prior fiscal year.

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, and March 31, 2016 relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes. The lenders increased the interest rate on certain of these debt agreements to 18% during the forbearance period. Also, the lenders surrendered to the Company approximately $300,000 of debt and accrued interest plus 5,000 shares of Series B preferred stock.

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

NaturalNano, Inc.

Date:	August 11, 2016	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

