Form 10-Q
period 2016-06-30
NaturalNano, Inc.
filed 2016-09-14
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     June 30, 2016

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,342,325 as of September 14, 2016

Item 1.  Financial Statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$91,800	$
Accounts Receivable	221,697
Inventory	112,980
Prepaid and Other	2,867
Current Assets of Discontinued Operations			109,983

Total Current Assets	429,344		109,983

Total Assets	$429,344		$109,983

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes Payable	$1,788,096		$1,929,941
Accounts Payable	670,664		476,127
Accrued Expenses	157,073		101,544
Accrued Interest	466,153		506,598
Accrued Payroll	343,720		429,758
Registration Rights Liability	12,324		12,324
Derivative liability	618,833		687,014
Current Liabilities of Discontinued Operations			721,690

Total Current Liabilities	4,056,863		4,864,996

Total Liabilities	4,056,863		4,864,996

Preferred Series B - $.001 par value, 0 and 5,000 shares outstanding at June 30, 2016 and December 31, 2015, respectively	-		1,199

STOCKHOLDERS' DEFICIENCY:
Common stock at $0.001 par value: 800,000,000 shares authorized; 2,911,658 and 2,293,502 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,912		2,294
Preferred Series D
Preferred Series E - $.001 par value, 28,500 and 0 shares outstanding at June 30, 2016 and December 31, 2015, 28,500 shares authorized	29
Additional paid-in capital	22,144,372		21,953,148
Accumulated deficit	(25,774,833)		(26,711,654)
Total Stockholders' Deficiency	(3,627,519)		(4,756,213)

Total Liabilities and Stockholders' Deficiency	$429,344		$109,983

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Six Months	For the Six Months
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

INCOME:
Revenue	$50,852	$—	$50,852	$—
Cost of Goods Sold	44,388	—	44,388	—

Gross Profit	6,464	—	6,464	—

OPERATING EXPENSES:
General and Administrative Expense	47,500		47,500
Stock based compensation attributable to warrant grants	61,486	41,676	86,778	102,782

Total operating expenses	108,986	41,676	134,278	102,782

GAIN (LOSS) FROM OPERATIONS	(102,522)	(41,676)	(127,814)	(102,782)

OTHER INCOME (EXPENSE):
Interest expense	(78,168)	(66,533)	(156,201)	(131,628)
Gain on forgiveness, conversions and modifications of debt	496,671	—	502,305	7,900
Gain on termination of Discontinued Operations	636,831		636,831
Gain (loss) on change in derivative liability	28,759	(230,140)	67,827	(83,863)
Other Income	—	—	—

Other income (expense), net	1,084,094	(296,673)	1,050,762	(207,591)

Net income (Loss) before income tax provision	981,572	(338,349)	922,948	(310,373)

Income tax provision	—	—	—	—

NET GAIN (LOSS) FROM CONTINUING OPERATIONS	981,572	(338,349)	922,948	(310,373)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	(41,993)	(91,818)	13,873	(197,751)

Net Income (loss)	$939,579	$(430,167)	936,821	(508,124)

Basic Earnings; Gain (loss) per share
Continuing operations	$0.34	$(0.16)	$0.33	$(0.15)
Discontinued Operations	$(0.01)	$(0.04)	$0.00	$(0.09)

Diluted Earnings: Gain (loss) per share
Continuing operations	$0.14	$(0.16)	$0.19	$(0.15)
Discontinued Operations	$(0.01)	$(0.04)	$0.00	$(0.09)

Weighted average common shares outstanding
- Basic	2,894,684	2,093,502	2,792,843	2,093,502
- Diluted	7,150,185	2,093,502	4,920,593	2,093,502

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock, $0.001 Par Value		Preferred Stock Series D, $0.001 Par Value		Preferred Stock Series E, $0.001 Par Value		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2015	2,293,502	$2,294	100	$-	-	$-	$21,953,148	$(26,711,654)	$(4,756,212)

Exercise of cashless warrants for services	508,156	508					(508)		-
Common stock issued upon conversion of convertible debentures	110,000	110					110		220

Cancellation of Series B and Series D Preferred stock			(100)	-			1,199		1,199

Warrants issued for services						-	86,778		86,778

Issuance of Series E Preferred stock upon acquisition of Omni Shrimp					28,500	29	103,645		103,674
Net income for six months ended June 30, 2016								936,821	936,821

Balance June 30, 2016	2,911,658	$2,912	-	$-	28,500	$29	$22,144,372	$(25,774,833)	$(3,627,519)

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$936,821	$(508,124)

(Gain) Loss from Discontinued Operations, net of tax	(13,873)	197,751
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants for Services	86,778	102,782
Gain on forgiveness, conversions and modifications of debt	(502,305)	(7,900)
Change in fair value of derivative liabilities	(67,827)	83,863
Provision for excess inventory
Gain from elimination of assets and liabilities associated with Discontinued Operations, net of cash and net income	(602,577)	-

Changes in operating assets and liabilities:
Accounts Receivable	(221,697)
Inventory	(112,980)
Prepaid and Other	(2,867)
Notes Payable	(141,845)
Accounts Payable and Accrued Expenses	250,068	70,628
Accrued Interest	(40,445)
Accrued Payroll	(86,038)

NET CASH USED IN OPERATING ACTIVITIES	(518,787)	(61,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Working Capital acquired in acquisition of Omni Shrimp, Inc.	103,674	-

NET CASH FROM IN INVESTING ACTIVITIES	103,674	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and accrued interest cancelled through the New Forbearance agreement	496,671
Liabilities settled through issuance of Common stock	5,500	-
Proceeds from Senior secured promissory notes		61,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	502,171	61,000

NET CHANGE IN CASH	87,057	-

Cash at beginning of period	4,743	-

Cash at end of period	$91,800	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of convertible debentures	$5,500	$-
Debt and accrued interest cancelled through the New Forbearance agreement	$496,671	$-

See notes to condensed consolidated financial statements

NaturalNano, Inc.

For the six months ended June 30, 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY, MATERIAL DEFINITIVE AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015 are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Going Concern

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the six months ended June 30, 2016 of approximately $937,000 and had negative working capital and stockholders’ deficiency of approximately $3,628,000 at June 30, 2016. Since, inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors, issuances of common stock and from cash advances from its former parent Technology Innovations, LLC. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Refer to Note 2 for lender waivers and maturity extensions received from the lenders.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiaries Omni Shrimp, Inc., a Florida corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounting for Reverse Capitalization

The Company follows the guidelines set forth in Topic 12: Reverse Acquisitions and Reverse Capitalizations of the SEC Financial Reporting Manual (“SEC Manual”) for the acquisition of Omni Shrimp, Inc. (“Omni”) (See Material Definitive Agreement below.) For both accounting and legal purposes, Omni Shrimp, Inc. (“Omni”) has been deemed the acquiring entity due to the fact that the owners of Omni have effective voting and operating control of the combined company. The Company believes it was not a shell company

On July 5, 2016, the staff of the Securities and Exchange Commission’s Division of Corporation Finance advised the Company that in light of the information set forth in the Form 8-K filed on June 29, 2016, the Staff was of the opinion that the Company was a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 of the Exchange Act. The Company replied with a letter to the Staff contesting the factual basis of such determination, and the Staff replied with a subsequent letter affirming its prior determination.

The Company intends to have further communications with the Staff regarding their determination as to the Company’s shell company status.

The financial statements enclosed herewith were prepared on the assumption that the Company was not a shell company on June 23, 2016 and is not a shell company at the present time.

Pursuant to the SEC Manual, the Company filed a form 8-K/A on September 1, 2016. In Item 9.01 of that filing, the Company reported the required financial statements, including audited financial statements of Omni and pro forma financial information.

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

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company's outstanding Series B and Series D Preferred Stock, including James Wemett, who is a director of the Company and was an officer and principal shareholder of the company prior to the effective date, as the holder of the Series D shares, surrendered those shares to the Company.

Additionally, on the Effective Date the Company entered into an Asset Purchase Agreement with James Wemett, the former President and CEO, pursuant to which Mr. Wemett acquired all right, title and interest to the existing business activities of the Company prior to that date; specifically, those activities were (i) developing and commercializing material additives based on a technology utilizing halloysite nanotubes and (ii) reselling Ebola personal protective equipment and ancillary supplies, and assumed the related liabilities. In connection with that transaction, Mr. Wemett waived all accumulated compensation due to him from the Company.

In connection with the Asset Purchase Agreement, the Company and Mr. Wemett exchanged releases, and the Company issued to Mr. Wemett a six year divisible Warrant with cashless exercise to purchase up to 2,000,000 shares of the Company's common stock at a purchase price of $0.05 per share.

New Forbearance Agreement (“New Forbearance”)

Concurrent with the Material Definitive Agreement on the Effective Date, owners of the Senior Secured Convertible Notes and Promissory Notes agreed to surrender the following back to the Company:

•	$297,873 of face value debt, and

•	$198,798 of related accrued interest.

The Company did not issue any additional consideration for these securities and recorded a Gain on forgiveness, conversion and modification of debt for $496,671.

In addition, the Company retired the following owned by its former Chief Executive Officer

•	5,000 shares of Series B Preferred Stock

•	100 shares of Series D Preferred stock

Concurrent with this retirement, the Company issued 2,000,000 warrants and recorded stock based compensation expense of $61,486

Description of the Business

Omni Shrimp (“Omni”) is a subsidiary of the Company and was incorporated on September 22, 2015 in the State of Florida. Omni is a provider of shrimp in the United States. According to Marine Science Today Magazine, shrimp is the most eaten seafood within the United States. Shrimps come in many varieties which are differentiated by their color.

The highest quality shrimp are called “pinks” and are primarily located in American waters off the Florida coast. The Company specializes in these “Key West pinks” which are enjoyed as “peel and eat” or in a wide variety of recipes. The harvesting season for pinks is from November through June. Throughout the year, Omni also harvests “brown” and “white” shrimp.

Omni believes that it differentiates itself from its competitors not only by the quality of its product but its relationships with distributors allowing it to get its product to market as quickly as possible in order to guarantee freshness and taste. Our contacted vessels have refrigeration units on board which lock in freshness, and we use a processor in Louisiana which allows our haul to get out to the dining public within two to three days of catch resulting in as tasty a dining experience as possible.

Most consumers in the United States are not aware of the origin of their store-bought shrimp or that which they consume in restaurants.   Omni’s shrimp product is free of pesticide, chemicals and antibiotics, a fact that we believe is highly attractive and beneficial in terms of our eventual marketing success.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to June 2016 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Discontinued Operations

We classified our Nanotechnology and Viral Protec businesses as discontinued operations. The Balance sheet, Statements of Operations and Statements of Cash flows for these businesses are separately reported as discontinued operations for all periods presented.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three and six month periods ending June 30, 2016 and 2015.

Net income/ (Loss) Per Share

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

As of June 30, 2016 and 2015 there were 139,561,843 and 25,940,237 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. In addition to these potentially dilutive shares as of June 30, 2015 were an additional 6,666,667 reserved shares underlying the July 23, 2014 Exchange and Right to Shares Agreement with Cape One Master Fund II LLP further described in Note 2 below.

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

Shares associated with the issuance of Series E Preferred stock are reported on an as converted basis

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

2.	NOTES PAYABLE

Notes payable consisted of the following:

Notes Payable	June 23, 2016	December 31, 2015
Senior Secured Convertible Notes	$289,115	$441,988
Senior Secured Promissory Notes	398,938	398,938
2014-2015 Convertible Promissory Notes	594,515	745,015
Convertible Promissory Notes	344,000	344,000
Total Notes Payable Outstanding	1,626,468	1,929,941
Lines of credit	161,528
	1,788,096	1,929,941

Senior Secured Convertible Notes and Senior Secured Promissory Notes

As of June 30, 2016 and December 31, 2015 Notes payable on the balance sheets includes $688,053 and $840,926 respectively for senior secured convertible and non-convertible senior secured promissory notes.  The conversion rate for principal and accrued interest on Senior Secured Convertible Notes is 75% of the lowest volume weighted average price (VWAP) of the Company’s common stock for the 1, 5 or 10 days immediately prior to the conversion. As further described below, the Company has defaulted on certain provisions of the notes. The Company has obtained a waiver of default on the outstanding principal. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%. The maturity date has been extended to June 30, 2017.

Pursuant to the New Forbearance agreement, $152,873 of this debt was forgiven at the Closing on June 23, 2016.

2014-2015 Convertible Promissory Notes

During six months ended June 30, 2015, the Company entered into two Senior Secured Convertible Promissory Notes aggregating $61,000. The 2014-2015 Senior Secured Promissory Notes are secured by, among other things, (i) the continuing security interest in certain assets of the Company pursuant to the terms of the Initial Notes dated March 7, 2007, (ii) the Pledge Agreement, as defined in the Initial Notes, and (iii) the Patent Security Agreement, dated as of March 6, 2007. The proceeds from the 2014-2015 Senior Secured Promissory Notes are available for general working capital purposes and cannot be used to redeem or make any payment on account of any securities due to the Lenders. As a condition of this forbearance the interest rate on certain of these notes has been increased to 18%. On March 10, 2016, an investor converted $5,500 of principal into 110,000 shares at a conversion price of $.05. The maturity date has been extended to June 30, 2017.

On January 5, 2016 the conversion price on the debt was adjusted to $0.02 per share upon the issuance of 450,000 warrants exercisable at $0.02 per share.

Pursuant to the New Forbearance agreement, $145,000 of this debt was forgiven on June 23, 2016.

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

Bridge Loans

Bridge loans are short term notes taken on demand. They totaled $161,528 at June 30, 2016 as follows:

Omni Shrimp, Inc.	$133,743
Parent company	27,785
Total	$161,528

The $133,743 at Omni Shrimp, Inc. was as follows:

Date Issued	Amount	Interest Rate	Holder
February 12, 2016	$85,000	5.25%	Madeira Beach Seafood, Inc.

April 7, 2016	48,743	5.25%	Madeira Beach Seafood, Inc.

Total	$133,743

3.	SEGMENT INFORMATION

Subsequent to the Acquisition of Omni and the disposition of the Nanotechnology and Viral Protec businesses, the Company operates in only segment, Shrimp. Therefore, Segment data is not required.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to June 2016, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of June 30, 2016 and December 31, 2015 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of June 30, 2016 and December 31, 2015.

The fair value of the derivative liabilities as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Note conversion feature liabilities	$615,243	$686,255
Warrant liability	3,590	759
Total	618,833	687,014

5.	STOCKHOLDERS EQUITY

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of June 30, 2016 there were approximately 140 million shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The company does not have sufficient authorized shares to facilitate conversion of all the potentially dilutive instrument.

Preferred Stock Issuances

The Series E Convertible Preferred Stock is convertible into 95% of the Company’s common stock and votes on an as-converted basis.  The Series E designation limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares. As a result of the Company not having sufficient authorized shares to satisfy the conversion of all outstanding convertible debt, share rights, convertible preferred stock, warrants and options, the Series B preferred shares have been moved into temporary equity classification on the balance sheet.

Preferred Stock Cancellations

As a part of the New Forbearance agreement, 5,000 shares of Series B Preferred stock and 100 shares of Series D Preferred stock were also cancelled.

Warrants Grants

The Company has issued warrants to purchase shares of its common stock to certain consultants and debt holders. As of June 23, 2016 and December 31, 2015 there were common stock warrants outstanding to purchase an aggregate of 2,917,941 and 1,217,941 shares of common stock, respectively, pursuant to the warrant grant agreements.

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

On January 6, 2016, the Company granted a total of 450,000 warrants to the Company’s board members and one consultant. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.02 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $25,292.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.00% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.06 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero

On June 23, 2016, the Company granted a total of 2,000,000 warrants to the Company’s former Chief Executive Officer. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.05 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $.031.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.00% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.034 per share.  The expiration date used in the valuation model aligns with the warrant life of six years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the outstanding warrants is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2016	1,217,941	$.35	4.07
Issued	2,450,000	$.05	5.98
Exercised	(750,000)	$.05	4.75
Warrants outstanding at June 23, 2016	2,917,941	$.17	4.75

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2016	1,099	$2,008	1.32
Options exercisable at June 30, 2016	1,099	$2,008	.82

All compensation costs for the above options have been previously recognized in operations.  As of June 30, 2016, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the three month periods ended June 30, 2016 and 2015.

7.	SUBSEQUENT EVENTS

Issuance of Common shares and Conversion of debt

On July 6, 2016, the Company issued 142,811 shares due to the conversion of $1,000 of notes payable plus $785 of accrued interest.

On August 9, 2016, the Company issued 143,602 shares due to the conversion of $230 of notes payable plus $653 of accrued interest.

On August 23, 2016, the Company issued 144,254 shares due to the conversion of $125 of notes payable plus $100 of accrued interest.

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

Issuance of Debt

On August 8, 2016, the Company borrowed $15,000 from a third party. The convertible promissory note bears interest at 10% per annum and matures on August  1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

On August 29, 2016, the Company borrowed $15,000 from a third party. The convertible promissory note bears interest at 10% per annum and matures on September 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

New Lease

Commencing August 1, 2016, the Company entered into a lease for a period of twelve months for its Madeira Beach location. The monthly rent will be $1,500.

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

The Company

Omni Shrimp

On June 23, 2016, the Company announced a new business line, Omni Shrimp, located in Madeira Beach, Florida on the Gulf of Mexico. It is a fast growing seller of wild American shrimp. It is a wholesaler of locally caught shrimp, predominantly the highly popular Key West pink variety, to large distributors in the US, who then resell the product to grocery store chains, restaurants and other retail stores in the Florida, Boston and New York markets. According to Marine Science Today Magazine, shrimp is the most eaten seafood within the United States. Shrimps come in many varieties which are differentiated by their color.

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

Liquidity

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the six months ended June 30, 2016 of approximately $936,000,but used approximately $520,000 in cash from operations had negative working capital and stockholders’ deficiency of approximately $3,627,000 at June 30, 2016. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and sales of common stock. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2016 the Company owed approximately $2,225,000 to lenders in the form of notes payable, lines of credit and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of June 30, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the June 30 2016.

Operating activities

Net cash generated (used) in operating activities in the six months ended June 30, 2016 and 2015 was $515,787 and $(61,000), respectively. The net income generated in the six months ended June 30, 2016 was $936,821 compared to a net loss of $(508,124) in the six month period ended June 30, 2016.   The following items were used to reconcile the change in net income:

	2016	2015
(Gain)/Loss on Conversions, modifications and Forgiveness of debt	$(502,305)	$(7,900)
(Gain) from Elimination of Assets and liabilities
Associated with discontinued operations, net of cash	(616,450)	-
Change in Fair value of derivative liability	(67,827)	83,863

Investing activities

For the six months ended June 30, 2016, investing activities included the net working capital acquired in the Omni acquisition. Please see our form 8K filed on September 1, 2016 for a breakout of these assets

There were no cash flows from investing activities for the six months ended June 30, 2016 or June 30, 2015.

Financing Activities

Net cash provided from financing activities in the six months ended June 30, 2016 and 2015 was $502,171 and $61,000, respectively. Of the $502,171, $496,671 was due to the elimination of $297,873 of convertible debt and a related $198,798 of accrued interest due to the New forbearance Agreement. The remaining $5,500 from Financing activities were comprised of the issuance of equity for conversion of outstanding debt. The cash flows from financing activities in 2015 include the receipt of $61,000 in new borrowing in connection with the 2015 Convertible promissory notes.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2015 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the three months ended June 30, 2016.

Comparison of Statement of Operations for the three months and six months ended June 30, 2016 and 2015

Revenue and Gross Profit

Revenues and Cost of goods sold for the three months and six months ended June 30, 2016 were $50,852 and $44,388, respectively. These represent revenues for the period of June 24 through June 30 for Omni Shrimp, Inc. Revenues from the Company’s discontinued operations are recorded net of expenses in the line Discontinued operations. Gross profit was $6,464 or 13% of sales.

There were no revenues and gross margin in the three months and six months ended June 30, 2015.

Operating Expenses

General and Administrative Expenses were $47,500 for the three and six month periods ended June 30, 2016. These expenses represented legal and accounting fees associated with the merger of Omni Shrimp, Inc.

There were no such expenses in the three and six month periods ended June 30, 2015 .

Stock based compensation expense attributable to warrants was $61,486 and $41,676 for the three months ended June 30, 2016 and 2015, respectively. Expenses were higher for the current three month period due to the issuance of 2,000,000 warrants to the former Chief Executive Officer.

Stock based compensation expense attributable to warrants was $86,778 and $102,782 for the six months ended June 30, 2016 and 2015, respectively. Expenses were higher for the prior six month period due to the issuance of a greater number of warrants in the first quarter of 2015

Other Income (expense), net for the three months ended June 30, 2016 and 2015

Other income (expense) for the three months ended June 30, 2016 was net income of $1,084,094 compared to a net loss of ($296,673) for the three months ended June 30, 2015.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $78,168 and $66,533 in interest expense for the three month periods ended June 30, 2016 and 2015, respectively. The increase in 2016 expense reflects new borrowings and penalty interest rate of 18% on debt agreements where waivers of maturities have been granted by the lenders.

Gain on forgiveness, conversions and modifications of debt was $496,671 for the three months ending June 30, 2016 and $-0- for the three months ended June 30, 2015. $496,671 was due to the elimination of $297,873 of convertible debt and a related $198,798 of accrued interest due to the New Forbearance Agreement.

Gain on termination of Discontinued Operations was $636,831 for the three months ending June 30, 2016 and $-0- for the three months ended June 30, 2015. Discontinued operations were transferred to the former CEO who relinquished approximately $765,000 of accrued salary but received $121,000 in inventory and $7,000 in prepaid assets.

Gain (loss) on derivative liability was $28,759 and ($230,140) for the three month period ending June 30, 2016 and 2015, respectively. This was principally due to increased volatility in the stock price for the current period.

Discontinued operations, net of tax for the three month period ended June 30, 2016 and 2015

Net income from discontinued operations was ($41,993) and ($91,818) for the three months ended June 30, 2016 and 2015, respectively. The reduced loss was due to reduced operating expenses.

Consolidated net (loss) income for the three months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, the Company recorded consolidated net income of $939,579 and ($430,167) as follows:

	2016	2015

Gross profit	$6,464	$-
Operating expenses	108,986	41,676
Loss from Operations	(102,522)	(41,676)
Other income	1,084,094	(296,673)
Net income from continuing operations	981,572	(338,349)
Discontinued operations, net of tax	(41,993)	(91,818)
Net income (loss)	$939,579	$(430,167)

Other Income (expense), net for the six months ended June 30, 2016

Other income (expense) for the three months ended June 30, 2016 was net income of $1,050,762 compared to a net loss of ($207,591) for the six months ended June 30, 2015.

Interest expense includes the interest on the senior and subordinated convertible and non-convertible promissory notes. The Company incurred $156,201 and $131,628 in interest expense for the six month periods ended June 30, 2016 and 2015, respectively. The increase in 2016 expense reflects new borrowings and penalty interest rate of 18% on debt agreements where waivers of maturities have been granted by the lenders.

Gain on forgiveness, conversions and modifications of debt was $502,305 for the three months ending June 30, 2016 and $7,900 for the six months ended June 30, 2015. $496,671 was due to the elimination of $297,873 of convertible debt and a related $198,798 of accrued interest due to the New Forbearance Agreement The remainder was due to gain on conversion of debt. The gain of $7,900 for six month period ended June 30, 2015 was due to conversion of debt..

Gain on termination of Discontinued Operations was $636,831 for the six months ending June 30, 2016 and $-0- for the six months ended June 30, 2015. Discontinued operations were transferred to the former CEO who relinquished approximately $765,000 of accrued salary but received $121,000 in inventory and $7,000 in prepaid assets.

Gain (loss) on derivative liability was $67,827 and ($83,863) for the six month period ending June 30, 2016 and 2015, respectively. This was principally due to increased volatility in the stock price for the current period.

Discontinued operations, net of tax for the six month period ended June 30, 2016 and 2015

Net income from discontinued operations was $13,873 and ($197,751) for the six months ended June 30, 2016 and 2015, respectively. The reduced loss was due to reduced operating expenses.

Consolidated net (loss) income for the six months ended June 30, 2016 and 2015

During the three months ended June 30, 2016, the Company recorded consolidated net income of $939,579 and ($430,167) as follows:

	2016	2015
Gross profit	$6,464	$-
Operating expenses	134,278	102,782
Loss from Operations	(127,814)	(102,782)
Oher income	1,050,762	(207,591)
Net income from continuing operations	922,948	(310,373)
Discontinued operations, net of tax	13,873	(197,751)
Net income (loss)	$936,821	$(508,124)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, and June 30, 2016 relating to the Company’s default on various terms and conditions with borrowing agreements. The lenders agreed to not take any action or exercise or move to enforce any rights or remedies provided for in the various loan documents or otherwise available to it, under law or equity, due to the events of default under the existing Senior Secured Convertible and Promissory Notes until November 30, 2015. The lenders increased the interest rate on certain of these debt agreements to 18% during the forbearance period.

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

NaturalNano, Inc.

Date:	September 14, 2016	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

