Form 10-Q/A
period 2016-06-30
NaturalNano, Inc.
filed 2016-11-15
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

727-391-0378

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,342,325 as of September 14, 2016

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 of NaturalNano, Inc. (the “Company”), filed with the Securities and Exchange Commission on September 14, 2016 (the “Form 10-Q”), is for the following:

a.	To respond to the SEC Comment letter of September 27, 2016 to restate financial results given that Omni Shrimp, Inc. is the accounting acquirer of NaturalNano, Inc. As such, there is no operating activity prior to the acquisition of June 30, 2016. Financial statements represent the operating activity between June 24, 2016 through June 30, 2016.
b.	To correct the outstanding indebtedness and accrued interest balance as of June 30, 2016 to agree with the balances in the Surrender and Amendment Agreement of June 23, 2016. See our Form 8-K/A filed on July 21, 2016 for more detail
c.	To correct Footnote 2. Notes Payable to agree to the balances set forth in b. above
d.	To accurately reflect the Management’s Discussion and Analysis to take into the account the revised accounting treatment in order to be in compliance with the SEC Comment letter

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

Item 1.  Financial Statements

Omni Shrimp, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$91,800	$
Accounts Receivable	221,697
Inventory	112,980
Prepaid and Other	2,867

Total Current Assets	429,344		-

Total Assets	$429,344		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes Payable	$1,935,533	$
Accounts Payable	670,664
Accrued Expenses	157,073
Accrued Interest	585,539
Accrued Payroll	343,720
Registration Rights Liability	12,324
Derivative liability	618,833

Total Current Liabilities	4,323,687		-

LONG-TERM LIABILITIES:
Convertible debentures, net			-
Derivative liability			-

Total Long-Term Liabilities	-		-

Total Liabilities	4,323,687		-

Preferred Series B

STOCKHOLDERS' DEFICIENCY:
Common stock at $0.001 par value: 800,000,000 shares authorized; 2,911,658 shares issued and outstanding at June 30, 2016	2,912		300
Preferred Series D
Preferred Series E	29
Additional paid-in capital	22,144,373		977
Accumulated deficit	(26,041,656)		(1,277)
Total Stockholders' Deficiency	(3,894,341)		0

Total Liabilities and Stockholders' Deficiency	$429,346		$0

See accompanying notes to the condensed consolidated financial statements.

Omni Shrimp, Inc.

 Condensed Consolidated Statements of Operations

(Unaudited)

	Acquisition date (June 23,	For the Three
	2016) through	Months Ended
	June 30, 2016	6/30/2015*

INCOME:
Revenue	$50,852	$-
Cost of Goods Sold	44,388	-

Gross Profit	6,464	-

OPERATING EXPENSES:
General and Administrative Expense
Stock based compensation attributable to warrant grants

Total operating expenses	-	-

GAIN (LOSS) FROM OPERATIONS	6,464	-

OTHER INCOME (EXPENSE):
Interest expense	(135)
Gain on forgiveness, conversions and modifications of debt		-
Gain on termination of Discontinued Operations
Gain (loss) on change in derivative liability
Other Income	-	-

Other income (expense), net	(135)	-

Loss before income tax provision	6,329	-

Income tax provision	-	-

Net Income (loss)	$6,329	$-

Basic Earnings; Gain (loss) per share	$0.00	$

Diluted Earnings: Gain (loss) per share	$0.00	$

Weighted average common shares outstanding
- Basic	2,894,684
- Diluted	7,150,185	-

*- Omni Shrimp was incorporated on September 22, 2015 so there was no operating history for the three or six months ended June 30, 2015

See accompanying notes to the condensed consolidated financial statements.

Omni Shrimp, Inc.

Consolidated Statement of Stockholders' Deficiency

For the Fiscal Years Ended June 30, 2015 and 2014

(Audited)

			Preferred Stock Series D, $0.001 Par		Preferred Stock Series E, $0.001 Par
	Common Stock, $0.001 Par Value		Value		Value		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2015	300	$300		$-	-	$-	$977	$(1,277)	$-

Elimination of common stock of Omni Shrimp upon merger	(300)	(300)					(977)	1,277	-

Capital Contribution from Reverse Merger	2,911,658	2,912					22,040,728	(26,047,985)	(4,004,345)

Issuance of Series E Preferred stock upon acquisition of Omni Shrimp					28,500	29	103,645		103,674

Net income for six months ended June 30, 2016								6,329	6,329

Balance June 30, 2016	2,911,658	$2,912	-	$-	28,500	$29	$22,144,373	$(26,041,656)	$(3,894,342)

See accompanying notes to the consolidated financial statements.

Omni Shrimp, Inc.

 Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Acquisition
Date (June 29, 2016) through
June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$6,329

Adjustments to reconcile net loss to net cash used in operating activities:
Cash overdraft at Natural Nano Inc.	(151)

Changes in operating assets and liabilities:
Accounts Receivable	(2,094)
Inventory	(38,839)
Accounts Payable and Accrued Expenses	40,625
Accrued Interest	135

NET CASH USED IN OPERATING ACTIVITIES	6,005

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-

NET CHANGE IN CASH	6,005

Cash at Acquisition Date	85,795

Cash at end of period	$91,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-
Cash paid during the period for income taxes	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of convertible debentures	$
Debt and accrued interest cancelled through forebearance agreeement	$-

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

Material Definitive Agreement

The Company announced on June 23, 2016 (the “Effective Date”) , it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("Omni"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those Omni shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock"). Omni is deemed to be the accounting acquirer under the Share Exchange Agreement.

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

Surrender and Amendment Agreement (“Surrender and Amendment”)

Concurrent with the Material Definitive Agreement on the Effective Date, owners of the Senior Secured Convertible Notes and Promissory Notes agreed to surrender the following back to the Company:

•	$150,436 of face value debt, and

•	$79,411 of related accrued interest.

The Company did not issue any additional consideration for these securities. Fro purposes of these financial statements, the total forgiveness of $229,847 was recorded as part of additional paid in capital of NaturalNano on the Equity section of these financial statements

In addition, the Company retired the following owned by its former Chief Executive Officer

•	5,000 shares of Series B Preferred Stock

•	100 shares of Series D Preferred stock

Concurrent with this retirement, the Company issued 2,000,000 warrants at $.05 per share for a period of six years. The related stock based compensation has been recorded as a charge against additional paid in capital of NaturalNano, Inc. as a part of these financial statements.

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

2.	NOTES PAYABLE

Notes payable at June 30, 2016 consisted of the following:

Notes Issued Under Surrender and Amendment Agreement	$1,430,005
Cape One Master Notes	344,000
Bridge loans	161,528

Total	$1,935,533

Notes Issued Under Surrender and Amendment Agreement

 On the Effect tive date, the Company entered into the Surrender and Amendment Agreement. Pursuant to this agreement, the Company entered into certain modificiations of outstanding indebtedness to four bondholders.

In total, the Company retired $150, 436 and $79,411 of accrued interest. See Surrender and Amendment Agreement in Note 1. above,

Each Amending Holder waives any reset, repricing or ratchet right such Amending Holder may have related to the Retained Notes for any issuances of the Company's common stock or common stock equivalents that have occurred prior to the date of this Agreement.

b. The issuance of the Series E Preferred Shares pursuant to the Share Exchange Agreement shall be an Exempt Issuance (as define in the Retained Notes) and shall not trigger any reset, repricing or ratchet right such Amending Holder may have related to the Retained Notes.

c. The Conversion Price of the Retained Notes is amended to be the lower of: (i) the conversion price as would be in effect pursuant to the terms of the Retained Notes as currently in effect; or (ii) 50% of the lowest closing bid price of the Company's common stock on its principal trading market as reported by Bloomberg LP, for the twenty trading days prior to the date of conversion.

d. The Maturity Date of the Retained Notes is hereby extended to one year from the date of this Agreement.

e. Except for the notes held by Oscaleta Partners LLC All interest that has accrued through the date hereof is waived and all interest that will accrue on the Retained Notes will be payable on the Maturity Date.

The following lists the creditors and the amounts owed to each

Alpha Anstalt Capital	$900,000
Marlin Capital Investments LLC	210,000
Bull Hunter LLC	140,000
Oscaleta Partners LLC	180,005

Total Convertible debt	$1,430,005

Cape One Master Notes

On December 15, 2015, NaturalNano Corp. exchanged 6,666,667 shares for Notes totaling $344,000. These notes are due on June 30, 2017 and are convertible at $.02 per share

Surrender and AmendmentSurrender and Amendment

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

Preferred Stock Cancellations

As a part of the Surrender and Amendment agreement, 5,000 shares of Series B Preferred stock and 100 shares of Series D Preferred stock were also cancelled.

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

As of June 30, 2016 the Company owed approximately $2,520,000 to lenders in the form of notes payable, lines of credit and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of June 30, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the June 30 2016.

Operating activities

Net cash generated in operating activities from period of Acquisition (June 23, 2016) through the June 30, 2016 was $6,005.

Investing activities

From date of Acquisition (June 23, 2016) through the June 30, 2016, there were no cash flows from investing activities.

Financing Activities

From date of Acquisition (June 23, 2016) through June 30, 2016 there were no cash flows from financing activities.

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

Operating Expenses

There were no General and Administrative Expenses from the date of acquisition (June 23, 2016) through June 30, 2016.

Other Income (expense), net for the June 30, 2016

Other income (expense) for the date of acquisition (June 23, 2016) through June 30, 2016 was ($135) aand represented interest expense on the outstanding indebtedness of Omni Shrimp from from the date of acquisition through June 30, 2016.

There was no interest expense for the period ended June 30, 2015.

Consolidated net (loss) income for the period from Acquisition (June 23, 2016) through June 30, 2016

From the date of acquisition through June 30, 2016 the Company recorded consolidated net income of $6,329. There were no operations for the period ended June 30, 2015. There were no operations for the period ended June 30, 2015.

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

NaturalNano, Inc.

Date:	November 15, 2016	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

