Form 10-Q
period 2016-09-30
NaturalNano, Inc.
filed 2016-11-23
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     September 30, 2016

or

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,342,325 as of November 23, 2016

Item 1.  Financial Statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$10,981	$-
Accounts Receivable	191,224	-
Inventory	312,568	-
Prepaid and Other	78	-

Total Current Assets	514,852	-

NON-CURRENT ASSETS
Property and Equipment, net	1,860	-

Total Non-current assets	1,860	-

Total Assets	$516,712	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes Payable (net of discount of $8,155 at September 30, 2016)	$1,959,023	$-
Accounts Payable	721,259	-
Accrued Expenses	514,401	-
Accrued Interest	630,979	-
Derivative liability	555,695	-

Total Current Liabilities	4,381,214	-

STOCKHOLDERS' DEFICIENCY:
Common stock at $0.001 par value: 800,000,000 shares authorized; 3,342,325 and 300 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,342	300
Preferred Series E	29	-
Additional paid-in capital	22,153,263	977
Accumulated deficit	(26,021,277)	(1,277)
Total Stockholders' Deficiency	(3,864,644)	0

Total Liabilities and Stockholders' Deficiency	$516,712	$0

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	From the date of Inception	For the Date of Acquisition	From the date of Inception
	Months Ended	(September 22, 2015)	(June 23, 2016) through	(September 22, 2015)
	September 30, 2016	through September 30, 2015	September 30, 2016	through September 30, 2015

INCOME:
Revenue	$452,385	$-	$503,237	$-
Cost of Goods Sold	387,428	-	431,816	-

Gross Profit	64,957	-	71,420	-

OPERATING EXPENSES:
Professional Fees	42,661	-	42,661	-
Transportation, Storage and Broker Fees	19,234	-	19,234	-
General and Administrative Expenses	8,480	1,277	8,480	1,277
Sales and Marketing	3,575	-	3,575	-

Total operating expenses	73,950	1,277	73,950	1,277

INCOME (LOSS) FROM OPERATIONS	(8,993)	(1,277)	(2,529)	(1,277)

OTHER INCOME (EXPENSE):
Interest expense	(49,215)	-	(49,349)	-
Loss on Conversion of debt	(5,653)	-	(5,653)	-
Gain on elimination of Registration rights liability	12,324	-	12,324	-
Gain on change in derivative liability	71,915	-	71,915	-

Other income (expense), net	29,371	-	29,237	-

Income (Loss) before income tax provision	20,378	(1,277)	26,707	(1,277)

Income tax provision	-	-	-	-

NET INCOME (LOSS)	20,378	(1,277)	26,707	(1,277)

Earnings per share
- Basic	$0.01	$(4.26)	$0.01	$(4.26)
- Diluted	$-	$(4.26)	$-	$(4.26)

Weighted average common shares outstanding
- Basic	3,174,929	300	3,147,913	300
- Diluted	63,498,578	300	62,958,255	300

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock, $0.001 Par Value		Preferred Stock Series E, $0.001 Par Value		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2015	300	$300	-	$-	$977	$(1,277)	$-

Elimination of common stock of Omni Shrimp upon merger	(300)	(300)	-	-	(977)	1,277	-

Capital Contribution from Reverse Merger	2,911,658	2,912	-	-	22,040,728	(26,047,985)	(4,004,345)

Issuance of Series E Preferred stock upon acquisition of Omni Shrimp	-	-	28,500	29	103,645	-	103,674

Issuance of common stock for conversion of debt	430,667	431	-	-	8,890	-	9,320

Net income from Date of Acquisition (June 23, 2016) through September 30, 2016	-	-	-	-	-	26,707	26,707

Balance September 30, 2016	3,342,325	$3,342	28,500	$29	$22,153,263	$(26,021,136)	$(3,864,644)

See notes to condensed consolidated financial statements

NATURALNANO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period from the Date of Acquisition (June 23, 2016) through September 30, 2016	For the Date of Inception through (September 22, 2015) through September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$26,707	$(1,277)

Gain (Loss) from Discontinued Operations, net of tax	-	-
Adjustments to reconcile net loss to net cash used in operating activities:
Elimination of Cash overdraft	(151)	-
Loss on Conversion of debt	5,653	-
Gain on elimination of Registration rights liability	(12,324)	-
Gain on change in derivative liability	(71,915)	-
Amortization of Convertible note discount	1,036	-
Accrued interest on converted debt	1,898	-
Changes in operating assets and liabilities:
Accounts Receivable	28,381	-
Inventory	(238,427)	-
Prepaid and Other	2,789	-
Accounts Payable and Accrued Expenses	104,827	-
Accrued Interest	45,574	-

NET CASH USED IN OPERATING ACTIVITIES	(105,951)	(1,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,860)	-

NET CASH FROM IN INVESTING ACTIVITIES	(1,860)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,277
Issuance of convertible debt	30,000	-
Increase in bridge notes (net)	3,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,000	1,277

NET CHANGE IN CASH	(74,811)	-

Cash at beginning of period	85,792	-

Cash at end of period	$10,981	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	-
Cash paid during the period for income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt reduced through issuance of common stock	$1,355	$-

See notes to condensed consolidated financial statements

NaturalNano, Inc.

From June 23, 2016 (Date of Acquisition) through

September 30, 2016

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY, MATERIAL DEFINITIVE AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements include the following: 1) Balance sheets as of September 30, 2016 and December 31, 2015; 2) Statements of Operations for the three months ended September 30, 2016; 3) Statement of Operations from the Date of Acquisition (June 23, 2016) through September 30, 2016 (“Acquisition Period”) ; 4) Statement of Operations from the period Date of Inception (September 22, 2015) through September 2015 (“Inception Period”) are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Going Concern

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the Acquisition Period of approximately $26,000 and had negative working capital and stockholders’ deficiency of approximately $3,866,000 at September 30, 2016. Since, inception the Company’s growth has been funded through the issuance of convertible debt, borrowings under lines of credit and internal operations These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of NaturalNano, Inc. (“NaturalNano” or the “Company”), a Nevada corporation, and its wholly owned subsidiaries Omni Shrimp, Inc., a Florida corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounting for Reverse Capitalization

The Company follows the guidelines set forth in Topic 12: Reverse Acquisitions and Reverse Capitalizations of the SEC Financial Reporting Manual (“SEC Manual”) for the acquisition of Omni Shrimp, Inc. (“Omni”) (See Material Definitive Agreement below.) For accounting purposes, Omni Shrimp, Inc. (“Omni”) has been deemed the acquiring entity due to the fact that the owners of Omni have effective voting and operating control of the combined company. The Company believes it was not a shell company.

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

Pursuant to the SEC Manual, the Company filed a form 8-K/A on September 1, 2016 and November 14, 2016, and in Item 9.01 of those filings, the Company reported the required financial statements, including audited financial statements of Omni and pro forma financial information.

Material Definitive Agreement

On June 23, 2016 (the “Effective Date”), the Company announced that it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("Omni"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those Omni shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock").

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company's outstanding Series B and Series D Preferred Stock surrendered those shares to the Company.

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

Concurrent with this retirement, the Company issued 2,000,000 warrants

Description of the Business

Omni Shrimp, Inc. (Omni) was formed on September 22, 2015 in the State of Florida and acquired NaturalNano, Inc. under a Share Exchange Agreement effective June 23, 2016. Omni’s sole business activity is as a wholesale provider of shrimp. According to National Fisheries Institute (NFI), shrimp is the most consumed seafood within the United States at over 4 pounds of shrimp consumed per person in the United States annually. Shrimps come in many varieties which are differentiated by their color.

Omni specializes in the very high, domestic and wild caught shrimp called Key West Pink Shrimp also referred to as “pinks”. They derive their name from their pink color which is the result of growing up in the coral sands off the west coast of Florida. Key West Pink Shrimp are also great tasting and may be enjoyed as “peel and eat” or in a wide variety of recipes. The harvesting season for “Pinks” is from November through June. Throughout the year, Omni also purchases and sells “Brown” and “White” shrimp also grown in the United States and harvested in the wild.

Omni believes that it differentiates itself from its competitors not only by the quality of its product but its relationships with Shrimp boat captains and fishermen, shrimp seafood company owners and some of the top shrimp processors in the U.S. These relationships allow Omni to get its product to market as quickly as possible in order to guarantee freshness and taste. The vessels who supply Omni’s shrimp have refrigeration units and freezing capabilities on board which locks in freshness. Additionally, Omni uses a large, approved, industry accepted processor in Louisiana which allows our haul to get out to the dining public within two to three days of catch resulting in delivery of fresh shrimp with uncompromised taste to our customers.

Most consumers in the United States are not aware of the origin of their store-bought or restaurant purchased shrimp.   Omni’s shrimp product is free of pesticide, chemicals and antibiotics, caught in the U.S. and wild caught, facts that we believe is highly attractive, becoming more and more sought after and beneficial in terms of our eventual marketing success.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to September 30, 2016 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the period of Acquisition and period of Inception.

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

As of September 30, 2016 and 2015 there were 71,101,371 and -0- shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings.

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

2. NOTES PAYABLE

Notes payable at September 30, 2016 consisted of the following:

Notes Issued under the Surrender and Amendment Agreement	$1,428,650
Cape One Master Notes	344,000
Notes Issued Subsequent to Surrender and Amendment Agreement	49,630
Bridge loans	136,743

Total	$1,959,023

Notes Issued under the Surrender and Amendment Agreement

On the Effecttive date, the Company entered into the Surrender and Amendment Agreement. Pursuant to this agreement, the Company entered into certain modificiations of outstanding indebtedness to four bondholders.

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

The following lists the creditors and the amounts owed to each

Alpha Anstalt Capital	$900,000
Marlin Capital Investments LLC	210,000
Bull Hunter LLC	140,000
Oscaleta Partners LLC*	178,600

Total Convertible debt	$1,428,650

* - Net of $1,355 of Notes Payable converted

Cape One Master Notes

On December 15, 2015, NaturalNano Corp. exchanged 6,666,667 shares for Notes totaling $344,000. These notes are due on September 30, 2017 and are convertible at $.02 per share.

Notes Issued Subsequent to Surrender and Amendment Agreement

Notes Issued subsequent to Surrender and Amendment comprised $49,630 as follows:

Notes reclassified from Bridge notes	$27,785

Newly issued debt	21,845

Total debt	$49,630

Notes reclassified from Bridge Notes

During the prior quarter , Notes which were originally issued as promissory notes were renegotiated to be convertible into shares of common stock at a 50% discount to the closing bid price for the twenty days prior to conversion. Such notes totalled $27,785.

Newly Issued Debt

During the quarter ended September 30, 2016, the following notes were issued:

On August 10, 2016, the Company issued a note for $15,000 for proceeds received. The convertible promissory bears interest at a rate of ten percent and matures on August 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a debt discount of $4,596 based on the fair value of the common stock into which the note is convertible into and allocated $10,404 of the proceeds to the note $658 of interest expense was amortized into interest expense for the quarter ended September 30, 2016. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding

On August 31, 2016, the Company issued a note for $15,000 for proceeds received. The convertible promissory bears interest at a rate of ten percent and matures on September 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a debt discount of $4,596 based on the fair value of the common stock into which the note is convertible into and allocated $10,404 of the proceeds to the note $378 of interest expense was amortized into interest expense for the quarter ended September 30, 2016. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding

A reconciliation of the Notes follows;

	August 10, 2016	August 31, 2016	Total

Cash proceeds received	$15,000	$15,000	$30,000

Discount Applied	(4,596)	(4,596)	(9,192)

Discount amortized into
Interest expense	658	378	1,036

Book value of notes	$11,062	$10,782	$21,845

Bridge Loans

Bridge loans are short term notes taken on demand. They totaled $136,743 at September 30, 2016 as follows:

The $136,743 at Omni Shrimp, Inc. was as follows:

Date Issued Originally	Amount	Interest Rate	Holder
February 12, 2016	$111,000	5.25%	Madeira Beach Seafood, Inc.

April 7, 2016	25,743	5.25%	Madeira Beach Seafood, Inc.

Total	$136,743

3.	SEGMENT INFORMATION

Subsequent to the Acquisition of Omni and the disposition of the Nanotechnology and Viral Protec businesses, the Company operates in only segment, shrimp. Therefore, segment data is not required.

4.	DERIVATIVE LIABILITY

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to September 2016, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of September 30, 2016 and December 31, 2015 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of September 30, 2016 and December 31, 2015.

The fair value of the derivative liabilities as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Note conversion feature liabilities	$552,719	$686,255
Warrant liability	2,976	759
Total	555,695	687,014

5.	STOCKHOLDERS EQUITY

Authorized Common Stock: In 2013 the Company received a unanimous written consent in lieu of a meeting from the members of the Board of Directors and a written consent from the Series D stockholder to amend its articles of incorporation to increase the Company’s authorized common shares to 800,000,000 common shares. As of September 30, 2016 there were approximately 71 million shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. The company does not have sufficient authorized shares to facilitate conversion of all the potentially dilutive instrument.

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

Preferred Stock Cancellations

As a part of the June 23rd Surrender & Amendment Agreement, 5,000 shares of Series B Preferred stock and 100 shares of Series D Preferred stock were also cancelled.

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

On January 6, 2016, the Company granted a total of 450,000 warrants to the Company’s board members and one consultant. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.02 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $25,292.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.00% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.06 per share.  The expiration date used in the valuation model aligns with the warrant life of five years as indicated in the agreements.  The dividend yield was assumed to be zero

On June 23, 2016, the Company granted a total of 2,000,000 warrants to the Company’s former Chief Executive Officer. These warrants, included in the summary below, grant the right to purchase one share of common stock at an exercise price of $0.05 per share. The warrants were fully vested as of the grant date and contain a cashless exercise provision. The fair value of the warrants on the date of grant was determined using the Black-Scholes model and was measured on the date of grant at $.031.  An expected volatility assumption of 140% was used based on the volatility of the Company’s stock price utilizing a look-back basis and the risk-free interest rate of 1.00% which was derived from the U.S. treasury yields on the date of grant.  The market price of the Company’s common stock on the grant date was $0.034 per share.  The expiration date used in the valuation model aligns with the warrant life of nine years as indicated in the agreements.  The dividend yield was assumed to be zero.

A summary of the outstanding warrants is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Outstanding at January 1, 2016	1,217,941	$.35	3.82
Issued	2,450,000	$.05	5.73
Exercised	(750,000)	$.05	4.50
Warrants outstanding at September 30, 2016	2,917,941	$.17	4.50

6.	INCENTIVE STOCK PLANS

A summary of the status of the outstanding incentive stock plans is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years

Options outstanding at January 1, 2016	1,099	$2,008	1.32
Options exercisable at September 30, 2016	1,099	$2,008	.82

All compensation costs for the above options have been previously recognized in operations.  As of September 30, 2016, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. There were no option grants made in the three month periods ended September 30, 2016 and 2015.

7.	SUBSEQUENT EVENTS

Issuance of Debt

On October 14, 2016, the Company borrowed $15,000 from a third party. The convertible promissory note bears interest at 8% per annum and matures on October 15, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

On November 15, 2016, the Company borrowed $21,000 from a third party. The convertible promissory note bears interest at 8% per annum and matures on November 15, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

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

Omni Shrimp, Inc.

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

Liquidity

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income for the Acquisition period of approximately $26,000, but used approximately $105,000 in cash from operations and had negative working capital and stockholders’ deficiency of approximately $3,864,000 at September 30, 2016. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and sales of common stock. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2016 the Company owed approximately $2,590,000 to lenders in the form of notes payable, lines of credit and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes. As of September 30, 2016, the Company continued to require waivers for debt covenant violations and extensions of maturity dates. Certain of these lenders have increased the interest rate on the September 30 2016.

Operating activities

Net cash (used) in operating activities for the Acquisition Period and period of Inception was approximately ($105,000) and ($1,000) respectively. The net income generated in the Acquisition period was $26,707 compared to a net loss of $(1,277) in the Inception period.

Investing activities

For the Acquisition Period, the Company used $1,860 to purchase property and equipment. There were no cash flows from Investing activities during the Inception Period.

Financing Activities

For the Acquisition Period, the Company generated $33,000 through the issuance of Notes and increased borrowing on the line of credit. For the Inception period, there was no borrowing.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2015 report on Form 10K for a complete discussion of the critical accounting policies which have not changed during the three months ended September 30, 2016.

Comparison of Statement of Operations for the Period of Acquisition and Period of Inception

Revenue and Gross Profit

Revenues and Cost of goods sold for the three months and Acquisition Period ended September 30, 2016 were $452,385 and $503,237, respectively. These represent solely the revenues of Omni Shrimp, Inc. Gross profit was $6,464 and $71,420, respectively or 13% and 14% of sales,respectively.

There were no revenues and gross margin from the Inception Date through September 30, 2015.

Operating Expenses

Operating expenses for the Acquisition Period were as follows:

Professional Fees  constituted $42,661 and were principally accounting and legal fees associated with the Acquisition.

Transportation, Storage and Broker Fees represent expenses associated with storing in freezer facilities, transporting to buyers as well as paying brokers for arranging sales.

The amount of $19,234 includes approximately:

$13,000 to brokers for arrangements of sales;

$6,000 for transportation of shrimp;

$1,000 for cold storage

General and Administrative Expenses amounted to $8,480.

Rent expense at the Madeira Beach facilities was $4,500. Office expense and expenses associated with SEC filings were approximately $2,000 each.

Sales and Marketing Expenses of $3,575 consisted of commissions of approximately $2,700 and advertising of approximately $900.

There were no Operating Expenses for the Inception Period as operations had not yet begun.

Other Income (Expense)

Other Income (Expense) was $29,371and $29,237 for the three months ended September 30, 2016 and the Period of Acquisition. With the exception of Interest Expense (See below), all line items are the same for both periods.

Interest expense includes interest (including amortization of discount) on the Company’s outstanding indebtedness from convertible debt and Bridge debt, including amortization of the debt discount . For the three months ending September 30, 2016 and the Period of Acquisition, interest expense totalled $49,215 and $49,349, respectively, including $1,036 of amortization of debt discount.

Loss on conversion of debt of $5,653 was due to the conversion of $1,355 of debt during the three months ended September 30, 2016.

Gain on Elimination of Registration rights liability of $12,324 related to the elimination of a liability to register debt upon the signing of the Surrender and Amendment Agreement.

Gain on change in derivative liability was $71,915 was due principally to a lower company stock price

There were no Other Income (Expense) items for the period of Inception.

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

The Company does not maintain a sufficient complement of qualified accounting personnel and controls associated with the segregation of duties were ineffective. Notwithstanding these material weaknesses, management believes that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None

Item 3. Defaults Upon Senior Securities

The Company entered into Forbearance Agreements with Alpha Capital Anstalt, Marlin Capital Investments and Bull Hunter LLC effective on January 1, 2015 and March 5, 2015, and March 31, 2016 relating to the Company’s default on various terms and conditions with borrowing agreements. Pursuant to the Surrender and Amendment Agreement since June 23, 2016, the Company is no longer in default.

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

NaturalNano, Inc.

Date:	November 23, 2016	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)