Form 10-K
period 2016-12-31
Omni Shrimp, Inc.
filed 2017-04-28
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49901

Omni Shrimp, Inc.
(Name of registrant as specified in its charter)

Nevada	87-0646435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13613 Gulf Boulevard, Madeira Beach FL	33738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 398-2692

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒.

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐.	Accelerated filer ☐.
Non-accelerated filer ☐. (Do not check if a smaller reporting company)	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $67,275.

As of April 28, 2017, there were 5,803,162 shares of the common stock of the registrant issued and outstanding.

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Omni Shrimp, Inc.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate” “expect,” “hope,” “intend,” “may,” “plan,” “potential,” “product,” “seek,” “should,” “will,” “would” and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:

•	our ability to raise capital to finance our research and development and operations, when needed and on terms advantageous to us;

•	our ability to manage marketability of our products;

•	general economic and business conditions;

•	the effect on our business of recent credit-tightening throughout the United States and the world, especially with respect to federal, state, local and foreign government procurement agencies, as well as quasi-public, charitable and private emergency response organizations;

•	the impact of developments and competition within the industries in which we intend to compete

•	adverse results of any legal proceedings;

•	the impact of current, pending or future legislation and regulation on water safety, including, but not limited to, changes in zoning and environmental laws and regulations within our target areas of operations;

•	our ability to maintain and enter into relationships with suppliers, vendors and contractors of acceptable quality of goods and services on terms advantageous to us;

•	the volatility of our operating results and financial condition;

•	our ability to attract and retain qualified senior management personnel; and

•	the other risks and uncertainties detailed in this Form 10-K and, from time to time, in our other filings with the Securities and Exchange Commission.

Readers of this Annual Report on Form 10-K should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause our actual results to differ materially from those provided in forward-looking statements. Readers should not place undue reliance on forward-looking statements contained in this Form 10-K. We do not undertake any obligation to publicly update or revise any forward-looking statements we may make in this Form 10-K or elsewhere, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Organizational Structure

Prior to November 29, 2005, we were known as “Cementitious Materials, Inc.” Pursuant to an Agreement and Plan of Merger, dated September 26, 2005 (the “Merger Agreement”), we merged with NaturalNano Research, Inc. on November 29, 2005. Immediately following the Merger, we changed our name to NaturalNano, Inc. NaturalNano, located in Pittsford, New York, was engaged in the development and commercialization of material science technologies with an emphasis on additives to polymers and other industrial and consumer products by taking advantage of technology advances developed in-house. The Company’s current activities are directed toward research, development, production and marketing of its proprietary technologies relating to the treatment and separation of nanotubes from halloysite clay and the development of related commercial applications for:

•	cosmetics, health and beauty products

•	polymers, plastics and composites

On June 23, 2016 (the "Effective Date"), it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("OMNI"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of OMNI and OMNI thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those OMNI shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock"). For accounting purposes, the transaction was accounted for as a merger, and OMNI was deemed the surviving entity

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company's outstanding Series B and Series D Preferred Stock, including James Wemett, who is a director of the Company and was an officer and principal shareholder of the company prior to the effective date, as the holder of the Series D shares, surrendered those shares to the Company.

On April 6, 2017, Omni merged into NaturalNano, Inc. which was the surviving entity in the merger, and the Company changed its name to Omni Shrimp Inc.

Management Changes during 2016

Commensurate with the Exchange Agreement, on June 21, 2016, Colm Wrynn was elected as a director of the Company and was named Chief Executive Officer.

On June 21, 2016, James Wemett resigned as an officer of the Company and Colm Wrynn, the President of Omni became the President and Chief Executive Officer of the Company, and Daniel Stelcer, a Vice President of Omni became the Secretary and Chief Operating Officer of the Company. Mr. Stelcer was named a Director of Omni at that time. Ms. Giampietro is a Vice President of the Company.

Products

The Company is a marketer of seafood, primarily in the United States.

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

Omni believes that it differentiates itself from its competitors not only by the quality of its product but its relationships with distributors allowing it to get its product to market as quickly as possible in order to guarantee freshness and taste. Our boats have refrigeration units on board which lock in freshness, and we use a processor in Louisiana which allows our haul to get out to the dining public within two to three days of catch resulting in as tasty a dining experience as possible.

Marketing Plan

In essence, our marketing plan is the product.   The demand for shrimp is great and the demand for chemical free, United States wild caught shrimp continues to increase as the American public becomes more educated and concerned with the origin and potential hazards associated with the handling of seafood products, including hazardous chemicals especially from imported shrimp. Currently, 90% of the shrimp we eat is imported, but less than two percent of imports get inspected by U.S. regulatory agencies.  Imported shrimp, more than any other seafood, has been found to be contaminated with banned chemicals, pesticides etc.  To date the Company has found a ready market for all the shrimp it produces.  Through, a network of distributors, Omni arranges for sale of all its catch through many channels including direct to restaurants, Universities as well as multiple super market chains located throughout the United States.

Competition

The shrimp market is fragmented with many providers. The main competition comes from farm raised imports.  However, the U.S. Shrimp Association is pleased with the two recent trade-related executive orders signed by President Donald Trump in late March which should help level the playing field against importers dumping shrimp on the market and not paying duties.

Market Size

According to the National Oceanographic and Atmospheric Administration (“NOAA”) of the United States Department of Commerce, in 2014 ( the most recent year for which data is available) , per capita domestic consumption of fish was about 14.5 pounds and represented a market of approximately $90 billion annually. Amongst shellfish, shrimp is the second most caught product after crabmeat with a total catch of approximately 300 million pounds. However, total domestic demand is about 1.7 billion pounds and the majority of fish are imported.

Employees

As of April 28, 2017, the Company employed three executive officers. All other services are provided by outside contractors. We offer no health coverage plan for our employees.

Item 1A	Risk Factors

Risks Related to Our Business and Industry

The market for our product may be limited, and as a result our business may be adversely affected.

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct.   It is possible that competing technologies will be introduced into the marketplace before or after the introduction of our product to the market, which may affect our ability to market our product at a competitive price.

Furthermore, there can be no assurance that the prices we determine to charge for our product will be commercially acceptable or that the prices that may be dictated by the market will be sufficient to provide to us sufficient revenues to profitably operate and provide a financial return to our investors.

Our business and operations are affected by the volatility of prices for shrimp.

Our business, prospects, revenues, profitability and future growth are highly dependent upon the prices of and demand for shrimp.  Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon shrimp prices.  These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical and other reasons.  Any substantial or extended decline in the price of shrimp will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production.  In addition, increased availability of imported shrimp can affect our business by lowering commodity prices.  This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher cost inventories.

Market demand for our products may decrease.

We face competition from other producers of seafood as well as from other protein sources, such as pork, beef and poultry. The basis on which we expect to compete include, but may not be limited to:

●	product quality;

●	price;

●	brand identification; and

●	Customer service.

Demand for our products may also be affected by our competitors’ promotional spending.  We may be unable to compete successfully on any or all of these bases in the future, which may have a material adverse effect on our revenues and results of operations.

Moreover, although historically the logistics and perishability of seafood has led to regionalized competition, the market for fresh and frozen seafood is becoming increasingly globalized as a result of improved delivery logistics and improved preservation of the products.  Increased competition, consolidation, and overcapacity may lead to lower product pricing of competing products that could reduce demand for our products and have a material adverse effect on our revenues and results of operations.

If we do not have access to all of the equipment, supplies, materials and services needed, we may have to suspend our operations as a result.

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials.   Such unavailability could result in increased costs and delays to our operations. If we cannot find the products, equipment and materials that we need on a timely basis, we may have to suspend our production plans until we find the products, equipment and materials that we need.

If we lose our key management and technical personnel, our business may be adversely affected.

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer, President, and Chief Operating Officer.  We do not currently maintain any key man insurance.  An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

We receives benefits from a related party, which may not be available in the future

Principals of the Company are also principals and officers of Madeira Beach Seafood (“MBS”) . The Company rents its office space from MBS on a month to month basis. While the Company and MBS are engaged in the sale of different items, the Company benefits from certain administrative arrangements currently provided gratis by MBS  to the Company. The Company has not quantified the value of these arrangements. While the Company has benefited from this the current arrangement, should MBS determine to modify or cancel  this arrangement , or encounter  financial or operational concerns, the Company’s implentation of its business plan may be affected.

Our management team may choose not to devote sufficient resources to implementing our business plan.

Our Management Team shares its time operating MBS, a related entity.   Should our Management Team decide not to spend adequate time on our business, our results may suffer.

Our expansion plans for our shrimp production facilities reflects our current intent and is subject to change.

Our current plans regarding expansion of our shrimp harvesting are subject to change.  Whether we ultimately undertake our expansion plans will depend on the following factors, among others:

•	availability and cost of capital

•	current and future shrimp prices;

•	costs and availability of post-larvae shrimp, equipment, supplies and personnel necessary to conduct these operations;

•	success or failure of system design and activities in similar areas;

•	changes in the estimates of the costs to complete production facilities; and

•	decision of operators and future joint venture partners.

We will continue to gather data about our production facilities, and it is possible that additional information may cause us to alter our schedule or determine that a certain facility should not be pursued at all.

Failure to ensure food safety and compliance with food safety standards could result in serious adverse consequences for us.

As our end products are for human consumption, food safety issues (both actual and perceived) may have a negative impact on the reputation of and demand for our products. In addition to the need to comply with relevant food safety regulations, it is of critical importance that our products are safe and perceived as safe and healthy in all relevant markets.

Our products may be subject to contamination by food-borne pathogens, such as Listeria monocytogenes, Clostridia, Salmonella and E. Coli or contaminants.  These pathogens and substances are found in the environment; therefore, there is a risk that one or more of these organisms and pathogens can be introduced into our products as a result of improper handling, poor processing hygiene or cross-contamination by us, the ultimate consumer or any intermediary.  We have little, if any, control over handling procedures once we ship our products for distribution.  Furthermore, we may not be able to prevent contamination of our shrimp by pollutants such as polychlorinated biphenyls, or PCBs, dioxins or heavy metals.

An inadvertent shipment of contaminated products may be a violation of law and may lead to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by regulatory agencies, and adverse publicity.

Increased quality demands from authorities in the future relating to food safety may have a material adverse effect on our business, financial condition, results of operations or cash flow.  Legislation and guidelines with tougher requirements are expected and may imply higher costs for the food industry.  In particular, the ability to trace products through all stages of development, certification and documentation is becoming increasingly required under food safety regulations.  Further, limitations on additives and use of medical products in the farmed shrimp industry may be imposed, which could result in higher costs for us.

The food industry in general experiences high levels of customer awareness with respect to food safety and product quality, information and traceability.  We may fail to meet new and exacting customer requirements, which could reduce demand for our products.

Risks Related to Financing Our Business

Expansion of our operations will require significant capital expenditures for which we may be unable to obtain sufficient financing.

We have no sustained history of earnings and have only been operating since September 2015.  We have relied, and continue to rely, on external sources of financing to meet our capital requirements and implement our corporate development and investment strategies.

We plan to obtain the future funding that we will need through the debt and equity markets but there can be no assurance that we will be able to obtain additional funding when it is required.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to enhance our brand or default on existing funding commitments to third parties.  Our limited operating history may make it difficult to obtain future financing.

Our ability to generate positive cash flow is uncertain.

To develop and expand our business, we will need to make significant up-front investment in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses.  In addition, our growth will require a significant investment in working capital.  Our business will require significant amounts of working capital to meet our production requirements and support our growth.

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have substantial income from our operations, our business may fail.

We have limited history of revenue and profitability from operations.  There can be no assurance that we will operate profitably on a consistent basis so you may not realize a return on your investment.  Our success is significantly dependent on uncertain events, including continued strong demand for seafood in the United States, economic growth in the United States and the maintenance of good relations with existing suppliers and customers.

If we are unsuccessful in addressing these risks, our business may fail and investors may lose all of their investment in our Company.

The cost of complying with governmental regulations may adversely affect our business operations.

We may be subject to additional domestic regulation of seafood. We may desire to export our product to foreign countries at some time in the future. If so, we may be subject to various governmental regulations in foreign countries.  These regulations may change depending on prevailing political or economic conditions.  In order to comply with these regulations, we believe that we may be required to obtain permits for exporting shrimp and file reports concerning our operations.  These regulations may affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals.  If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions.  We may be required to compensate third parties for loss or damage suffered by reason of our activities, and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay the development of shrimp production facilities.

Oil Spills may contaminate our areas of operations limiting the output of shrimp and other seafood products

Oil spills, from tankers and drilling rigs, like the one that occurred in the Gulf of Mexico at the Deepwater Horizon rig can substantially limit the output of seafood products, including shrimp. These occurrences are completely out of our control and cannot be predicted. Events like these might limit our ability to harvest shrimp for years or decades and may substantially impact our ability to operate profitably.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products we provide.  We currently have no liability insurance to protect us against contaminated shrimp. We may maintain insurance for certain risks, however, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It is also not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.  We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Risks Related to Ownership of our Common Stock

We have limited capitalization and will require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Pink Sheets under the symbol “NNAN”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock on the OTC Marketplace may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an Investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	limited “public float” in the hands of a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates;

•	the effect of the rights of the holders of our Series E Preferred Stock;

•	our ability to obtain adequate working capital financing;

•	changes in market valuations of similar companies;

•	publication (or lack of publication) of research reports about us;

•	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

•	loss of any strategic relationships;

•	additions or departures of key management personnel;

•	actions by our stockholders (including transactions in our shares);

•	speculation in the press or investment community;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to execute our business plan; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a “penny stock”. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain indemnification provisions for our directors, officers and employees, and we have entered into indemnification agreements with our officer and directors.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies”.  A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2016, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers; reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

Although our management has significant experience in the food industry, it has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our Series E Preferred Stock may substantially dilute your ownership stake in our Company

Pursuant to our June 2016 Share Exchange Agreement with the shareholders of Omni Shrimp, Inc., we issued 28,500 shares of our Series E Preferred Stock (“Series E.”) The Series E is convertible into an equity ownership position of 95% of the outstanding common shares of the Company. This may substantially limit additional upside appreciation in the common shares that you own.

Item 1B	Unresolved Staff Comments

Disclosure under Item 1B is not required of smaller reporting companies.

Item 2.	Properties.

The Company leases office space at 13613 Gulf Boulevard, Madeira Beach FL on a monthly basis from Madeira Beach Seafood, Inc. a related party. Monthly rent is $1,500.

Item 3.	Legal Proceedings.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. As of December 31, 2016, the Company has no litigation outstanding.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market

Our common stock is traded over-the-counter and has been available for quotation on the OTC Markets Group OTC Pink platform under the trading symbol “NNAN”. The following table sets forth the range of high and low bid prices for our common stock for the periods indicated as derived from the Google Finance website. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid Price	Low Bid Price
December 31, 2016	0.02	0.01
September 30, 2016	0.03	0.01
June 30, 2016	0.03	0.02
March 31, 2016	0.06	0.03

December 31, 2015	0.16	0.06
September 30, 2015	0.26	0.06
December 31, 2016	0.20	0.02
March 31, 2015	0.40	0.03

Holders

As of April 28, 2017, we had approximately 186 stockholders of record.

No dividends have been declared or paid on our common stock, and we do not anticipate that any dividends will be declared or paid in the foreseeable future. Dividends on our common stock are subordinated to dividends and liquidation rights of the holders of our outstanding Series E convertible preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,099	$2,008	-	*

Equity compensation plans not approved by security holders	1,217,941	$0.35	-
Total	1,219,040	0.35	-

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

Sales of Unregistered Securities

During the year ended December 31, 2016, multiple lenders requested to convert principal plus accrued interest of $5,587 into the Company’s common stock. The Company issued 942,527 total shares of common stock in connection with such conversions.

The following table sets forth the unreported sales of unregistered securities for the fiscal year ended December 31, 2016:

Date	Title and Amount(1)	Purchaser	Principal Underwriter	Total Offering Price/ Underwriting Discounts
July 6, 2016	142,811 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA
August 9, 2016	143,602 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016 , interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA
August 30, 2016	144,254 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA
October 20, 2016	164,895 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA
November 23, 2016	167,023 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA
December 12, 2016	179,942 shares of common stock from conversion of notes issued in Surrender Agreement on June 29, 2016, interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	NA	$	NA

Convertible Debt outstanding at December 31, 2016

The following are a list of convertible securities outstanding at December 31, 2016:

Date Issued	Description	Purchaser	Original Amount	Face value Outstanding at December 31, 2016
12/15/15	Interest rate of 8%, convertible at $.02 per share	Cape One Master Fund II LLP	$344,000	$344,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$900,000	$900,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Marlin Capital LLC	$210,000	$210,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Bull Hunter LLC	$140,000	$140,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$180,005	$178,325

10/1/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$20,000	$20,000

11/1/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$20,000	$20,000

11/25/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$7,500	$7,500

12/1/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$20,000	$20,000

12/27/16	Interest at the rate of 8%, and convertible into the Company’s common stock at a 50% discount at of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$128,775	$128,775

Item 6.	Selected Financial Data.

Disclosure under Item 6 is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

Share Exchange Agreement

On June 23, 2016 (the "Effective Date"), it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("OMNI"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of OMNI and OMNI thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those OMNI shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock"). For accounting purposes, the transactionwas accounted for as a merger, and OMNI was deemed the surviving entity

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company's outstanding Series B and Series D Preferred Stock, including James Wemett, who is a director of the Company and was an officer and principal shareholder of the company prior to the effective date, as the holder of the Series D shares, surrendered those shares to the Company.

Plan of Operations

Our plans for the next twelve months include:

Increasing Scale- the Company currently has relationships with an existing set of suppliers and brokers to existing set of customers. With additional financing, the Company would be looking to increase the scope of its business by purchasing more product in order to sell to a more diverse customer base.

Diversifying Product Line- Currently, the Company sells predominately Key West Pinks and to a lesser extent we sell Gulf Brown and Gulf White Shrimp.

Expanding Customer base- We anticipate adding new customers

Results of Operations for the years ended December 31, 2016 and 2015

The 2016 Merger is being accounted for as a reverse-merger and recapitalization. The Company is the acquirer for financial reporting purposes, and Omni is the acquired company. Consequently, the assets, liabilities and operations that will be reflected in the historical financial statements prior to the Merger will be those of the Company and will be recorded at the historical cost basis of the Company, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of the Company up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger. The annexed unaudited pro forma combined financial information is based on individual historical financial statements of the Company and Omni prepared under U.S. GAAP as adjusted to give effect to the Merger.

Revenue and Gross Profit

Revenues and Cost of goods sold for the year ended December 31, 2016 were $2,310,573 and $2,048,693, respectively. Gross profit was $261,881 or 11% of sales. From the Period of Inception through December 31, 2015 there were no revenues nor Cost of Goods sold since operations had not commenced.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were as follows:

Professional Fees  were $189,359 and were principally accounting and legal fees associated with the Share Exchange Agreement and continuing audits.

Consulting Services were $73,885, $60,000 was for a new consulting agreement entered into by the Company on an ongoing basis, and $13,885 was for a one-time arrangement.

Transportation, Storage and Broker Fees were $77,664, or 4% of sales. These expenses are for storage of inventory in freezers, transportation of product and payment of broker fees that act as intermediaries with ultimate customers.

General and Administrative Expenses of $27,757 represented the following:

Rent paid to affiliated party	$10,500
Expenses associated with SEC filings	8,363
State of Nevada incorporation fees	1,055
Office expense, Meals and Entertainment and other	7,839
Total	$27,757

The $1,277 of expenses incurred in the prior year were mostly associated with the original incorporation of Omni Shrimp, Inc.

Sales and Marketing Expenses were $19,065 and represent mostly trade show costs.

Other Income (expense),

Other income (expense) during the year ended December 31, 2016 was ($4,168,561) as follows:

Impairment of Acquisition totalled $2,868,374.

Pursuant to the Share Exchange Agreement, the Company accepted the following liabilities:

Debt from the Share Exchange Agreement	$1,430,005	(See Note 5: Convertible Notes Payable)

Debt owed to Cape One Master Fund II, LP	344,000	(See Note 5: Convertible Notes Payable)

Derivative Liability	618,833

Accrued Wages	343,720

Accounts Payable	103,254

Accrued interest	28,563

Impariment of Acquisition	$2,868,374

Interest Expense was $850,397 as follows:

Amortization of the debt discount (See explanation below)	$736,678
Accrued interest on convertible notes payable	107,211
Interest expense on accounts receivable factoring and related party payable	6,408

Total Interest Expense	$850,397

Amortization of debt discount is a non-cash charge that reflects the conversion features of the outstanding debt and will be expensed over the life of the Notes.

Loss on conversion of debt of $10,906 represents the fair value of securities issued upon conversion of debt in excess of the liabilities retired.

Gain on change in derivative liability was $422,471 due Principally to the change in methodology associated with calculating the derivative liability.

Liquidity and Capital Resources

As of December 31, 2016, our current assets were $478,879 and our current liabilities were $3,921,362, which resulted in a working capital deficiency of ($3,442,483). As of December 31, 2016, current assets were comprised of: (i) $200,117 in Cash (ii) $156,650 in Accounts Receivable; (i) $119,813 in Inventory and (iv) $2,309 in Prepaid and Other. As of December 31, 2016, current liabilities were comprised of: (i) $148,847 in accounts payable; (ii) $362,356 of Accrued Expenses; (iii) $134,579 in Accrued Interest; (iv) Accrued dividend payable on Series E Preferred stock of $26,099; (v) $734,998 in Convertible Notes Payable; (vi) $127,148 in Advances from related party; (vii) $221,743 in Due to Related Party, and (viii) $2,165,891 in Derivative liability.

Stockholders’ Deficiency was $(3,441,687) due principally to the Impairment of Acquisition and change in Fair Value of Derivative liability.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities. For the year ended December 31, 2016 net cash flows provided by operations were $(343,200). The negative net cash flow was principally due to the following factors: i) net loss of ($3,433,057); (ii) gain on change in derivative liability of $422,471; partially offset by (iii) Impairment of Acquisition of $2,868,374 and (iv) amortization of convertible note discount of $736,678

Cash Flows from Investing Activities

For the Acquisition Period, there was an outflow of $1,860 due to the purchase of property, plant, and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from issuance of debt, advances from related parties and amounts owed to related parties. For the year ended December 31, 2016, Cash flows from Financing Activities totaled $545,166. We incurred net advances of $127,348 from Linda Giampietro, an Officer of the Company. We issued Notes totaling $136,275 to unaffiliated investors and increased borrowings from related parties of $221,743.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.

Going Concern

At December 31, 2016, we had a working capital deficit of approximately $3.4 million, and an accumulated deficit since inception of approximately $3.4 million. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to bring the Company’s products to market and generate revenues, control costs, and obtain additional financing, as required and on reasonable terms. The Company’s plans with respect to these matters include restructuring its existing debt and raising additional financing through issuance of preferred stock, common stock and/or debt.

The Company’s goal is to increase the scope of its shrimp operations and generate more gross profit. through 1) deepening and diversifying our distribution channels, 2) lowering our cost of production, and 3) improving the Company’s profit margin.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.

Effects of Recent Accounting Policies

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2016 or 2015, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a list of what we believe are the most critical estimations that we make when preparing our consolidated financial statements.

Stock-Based Compensation

We report stock-based compensation under ASC 718. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

We account for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718 and 505, which require that each such equity instrument is recorded at its fair value on the measurement date, which is typically the date the services are performed.

The Black-Scholes option valuation model is used to estimate the fair value of the options or their equivalent granted. The model includes subjective input assumptions that can materially affect the fair value estimates.

The model was developed for use in estimating the fair value of traded options or warrants that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted.

We have issued equity instruments in the past to raise capital and as a means of compensation to employees and for the settlement of debt.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, the Company estimated the total enterprise value based upon trending the firm value from December 2006 to December 2016 considering company specific factors including the changes in forward estimated revenues and market factors, market multiples for comparable companies, and the Company’s market share price, all equally weighted.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative securities in the Company’s capital structure.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. The Company uses a Black-Scholes valuation model to test these assumptions for reasonableness and adjusts results if necessary.

Income taxes

We account for income taxes under guidance provided by ASC 740 “Income Taxes” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

In accordance with ASC 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

Our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns when necessary in the United States (federal) and in various state and local jurisdictions. We are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Disclosure under Item 7A is not required of smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

We set forth below a list of our audited financial statements included in this Annual Report on Form 10-K and their location.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Omni Shrimp, Inc. (Formerly known as Natural Nano, Inc.)

We have audited the accompanying consolidated balance sheets of Omni Shrimp Inc. (Formerly known as Natural Nano, Inc.) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity , and cash flows for the period September 22, 2015(inception) through December 31, 2015 and the year ended December 31, 2016. Omni Shrimp, Inc.'s (Formerly known as Natural Nano, Inc.’s) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Shrimp, Inc. (Formerly known as Natural Nano, Inc.) as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the period September 22, 2015(inception) through December 31, 2015 and the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DLL CPAS, LLC

Savannah, GA

April 26, 2017

Omni Shrimp, Inc.(formerly NaturalNano, Inc.)

Consolidated Balance Sheets

(Audited)

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$200,107	$
Accounts Receivable (includes $19,494 from related parties at December 31, 2016)	156,650
Inventory	119,813
Prepaid and Other	2,309

Total Current Assets	478,879		-

NON-CURRENT ASSETS
Property and Equipment, net	797

Total Non-current assets	797		-

Total Assets	$479,676		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$148,847
Accrued Expenses	362,356
Accrued Interest	134,279
Accrued Dividends Payable on Series E Preferred stock	26,099		-
Convertible Notes Payable ,net of discount of $1,233,602 at December 31, 2016	734,998
Advances from Related party	127,148
Due to Related Party	221,743
Derivative liability	2,165,891

Total Current Liabilities	3,921,362		-

STOCKHOLDERS' DEFICIENCY:
Preferred Series E, 28,500 and -0- shares issued and outstanding at December 31, 2016 and 2015 respectively, par value $.001 per share, face value $35 per share, liquidation preference $1,023,599 and $-0- at December 31, 2016 and 2015, respectively	29		-
Common stock at $0.001 par value: 800,000,000 shares authorized; 3,854,185 and 300 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	3,854		300
Dividends accrued on Series E Preferred stock	(26,099)		-
Additional paid-in capital	14,864		977
Accumulated deficit	(3,434,334)		(1,277)
Total Stockholders' Deficiency	(3,441,687)		0

Total Liabilities and Stockholders' Deficiency	$479,676		$0

See accompanying notes to the consolidated financial statements.

Omni Shrimp, Inc.(formerly NaturalNano, Inc.)

Consolidated Statements of Operations

(Audited)

		From the date of Inception
	For the Year Ended	(September 22, 2015)
	December 31, 2016	through December 31, 2015

INCOME:
Revenue	$2,310,573	$-
Cost of Goods Sold	2,048,693	-

Gross Profit	261,880	-

OPERATING EXPENSES:
Professional Fees	189,359
Consulting Services	73,885
Transportation, Storage and Broker Fees	77,664
General and Administrative Expenses	27,757	1,277
Sales and Marketing	19,065

Total operating expenses	387,730	1,277

GAIN (LOSS) FROM OPERATIONS	(125,851)	(1,277)

OTHER INCOME (EXPENSE):
Impairment of Acquisition	(2,868,374)
Interest expense	(850,397)
Loss on Conversion of debt	(10,906)
Gain on change in derivative liability	422,471

Other income (expense), net	(3,307,206)	-

Loss before income tax provision	(3,433,057)	(1,277)

Income tax provision	-	-

Net (loss) - Omni Shrimp, Inc.	(3,433,057)	(1,277)
Accrued dividends to preferred stockholders	(26,099)	-
Net loss applicable to common stockholders	$(3,459,156)	$(1,277)

Basic Earnings; Loss per share	$(1.02)	$(4.26)

Diluted Earnings: Loss per share common	$(0.05)	$(4.26)

Weighted average common shares outstanding
- Basic	3,366,481	300
- Diluted	67,329,611	300

See accompanying notes to the consolidated financial statements.

Omni Shrimp, Inc. (formerly NaturalNano, Inc.)

Consolidated Statement of Stockholders' Deficiency

For the Period September 22, 2015 through December 31, 2016

(Audited)

	Preferred Stock Series E, $0.001 Par
	Value			Common Stock, $0.001 Par Value			Dividends on	Additional		Total
	Number of			Number of			Preferred stock	Paid-in	Accumulated	Stockholders'
	Shares		Amount	Shares	Amount		Series E	Capital	Deficit	Deficiency

Balance at September 22, 2015 (Date of Inception)		$			$		$	$	$	-

Original capital contribution				300		300		977		1,277

Net loss, December 31, 2015									(1,277)	(1,277)

Balance at December 31, 2015	-		$-	300		$300	$-	$977	$(1,277)	$-

Elimination of common stock of Omni Shrimp upon merger				(300)		(300)		300	-	-

Capital Contribution from Reverse Merger	28,500		29	2,911,658		2,912		(2,941)		-

Issuance of common stock for conversion of debt				942,527		943		16,527		17,470

Issuance of Dividends on Preferred stock Series E							(26,099)			(26,099)

Net loss year ended December 31, 2016									(3,433,057)	(3,433,057)

Balance December 31, 2016	28,500		$29	3,854,185		$3,854	$(26,099)	$14,864	$(3,434,334)	$(3,441,687)

See accompanying notes to the consolidated financial statements.

Omni Shrimp, Inc. (formerly NaturalNano, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	For the Year Ended December 31, 2016	For the Date of Inception through (September 22, 2015) through December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,433,057)	$(1,277)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Acquisition	2,868,374
Depreciation Expense	1,063
Loss on Conversion of debt	10,906
Gain on change in derivative liability	(422,471)
Amortization of Convertible note discount, net of prior discount	736,678
Accrued interest and derivative liability on converted debt	4,133
Changes in operating assets and liabilities:
Accounts Receivable	(156,650)
Inventory	(119,813)
Prepaid and Other	(2,309)
Accounts Payable and Accrued Expenses	64,230
Accrued Interest	105,716

NET CASH USED IN OPERATING ACTIVITIES	(343,200)	(1,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,860)	-

NET CASH FROM IN INVESTING ACTIVITIES	(1,860)	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-
Issuance of common stock for cash		1,277
Advances from Related party	127,148
Issuance of convertible debt	136,275
Issuance of Consulting Notes	60,000
Due to Related party	221,743

NET CASH PROVIDED BY FINANCING ACTIVITIES	545,166	1,277

NET CHANGE IN CASH	200,107	-

Cash at beginning of period	-	-

Cash at end of period	$200,107	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	-
Cash paid during the period for income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of convertible debentures and accrued interest	$5,577
Notes issued for Consulting services	$60,000	-
Working capital deficit acquired as Cost of Acquisition on Share Exchange Agreement	$1,094,369	-
Net debt acquired as Cost of Acquisition on Share Exchange Agreement	$1,774,005

See accompanying notes to the consolidated financial statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Background

Omni Shrimp, Inc. ("Omni" or the "Company" or “we”) was organized on September 22, 2015 with executive offices located in Madeira Beach, Florida on the Gulf of Mexico. Omni is a wholesaler of locally caught wild American shrimp, predominantly the highly popular Key West pink variety. Customers are large distributors in the US, who then resell the product to grocery store chains, restaurants and other retail stores in the Florida, Boston and New York markets.

Omni does not own vessels nor have employees who are involved with the catching, transporting or processing of shrimp. Omni’s business model is as follows:

•	We purchase shrimp from incoming vessels
•	Through brokers, we arrange for sales to distributors.
•	We refrigerate as inventory that we cannot immediately sell
•	We process at a facility in Louisiana if purchasers require certain needs (e.g.- shrimp are to be headless)
•	We send directly to customers the remainder

Material Definitive Agreement

Issuance of Series E Preferred Stock for outstanding shares of Omni Shrimp, Inc.

On June 23, 2016 (the "Effective Date"), all of the shareholders of Omni entered into a Share Exchange Agreement (the "Exchange Agreement") with NaturalNano, Inc. (OTC PK: NNAN) , pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of NNAN. In consideration for the exchange of those OMNI shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of NNAN (the "Series E Preferred Stock").

The transaction closed on the Effective Date. The Period between the Effective Date and December 31, 2016 shall heretofore been referred to as the “Acquisition Period.”

The Exchange Agreement is being accounted for as a reverse-merger and recapitalization. The Company is the acquirer for financial reporting purposes, and Omni is the acquired company. Consequently, the assets, liabilities and operations that will be reflected in the historical financial statements prior to the Merger will be those of the Company and will be recorded at the historical cost basis of the Company, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of the Company up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger. The annexed unaudited pro forma combined financial information is based on individual historical financial statements of the Company and Omni prepared under U.S. GAAP as adjusted to give effect to the Merger.

Assumption of Liabilities upon Acquisition

The Company agreed to assume approximately $2.8 million in liabilities from the predecessor entity. Please see Note 11. Commitments and Contingencies for details of these liabilities.

Cancellation of Series B Preferred Stock and Series D Preferred Stock

The Company cancelled the following shares of Preferred Stock owned by the former Chief Executive of NaturalNano, Inc., James Wemett:

•	5,000 shares of Series B Preferred Stock

•	100 shares of Series D Preferred stock

In consideration for this cancellation, the Company issued 2,000,000 warrants at $.05 per share for a period of six years.

Mr. Wemett exercised these warrants on a cashless exercise basis and these shares were issued and included in the share count at December 31, 2016. For the year, Mr. Wemett received approximately $63,000 in stock based compensation through warrant exercise.

Liquidity and Going Concern

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the year ended December 31, 2016 of approximately $3,433,000, had negative working capital of $3,441,687 and a stockholders’ deficiency of $3,441,687 at December 31, 2016. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and from cash advances under its outstanding lines of credit. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

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

Basis of Presentation

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations and results of Omni Shrimp, Inc.  These are the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Shareholders’ Deficiency and the Consolidated Statement of Cash Flows.

In the opinion of Management, the information furnished in these financial statements reflects all activity, including adjustments, necessary for a fair reflection of the Company’s financial position and activity for the years audited.  Information for 2016 reflects all activity at Omni Shrimp, Inc. from January 1, 2016 through December 31, 2016.  Information for 2015 reflects all activity at Omni Shrimp, Inc. from the Date of Inception (September 22, 2015) through December 31, 2015.

Year End

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and has adopted a year-end of December 31.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements were:

(iii)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2016.

Allowance for Doubtful Accounts: The collectability of our accounts receivable is evaluated through review of outstanding invoices and ongoing credit evaluations of our customers’ financial condition. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due, and thereby reduce the net recognized accounts receivable to the amount we reasonably believe will be collected. We also maintain an allowance based on our historical collections experience. When we determine that collection is not likely, we write off accounts receivable against the allowance for doubtful accounts

Inventories

Inventories are stated at the lower of cost or market. All of our other inventories are valued using the first-in, first-out (“FIFO”) method. The Company evaluates inventory quarterly for reserves for obsolescence.

The Company uses the First-In First Out method of accounting for its inventory cost-flow assumption.

There was no inventory at December 31, 2015.

Property, Plant and Equipment

Property, plant, and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. At this time, the Company has not Property Plant and Equipment.

Start-Up Costs: In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including land, equipment, goodwill and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recognized during the year ended December 31, 2016 and 2015.

Revenue Recognition: The Company recognizes revenue during the period in which fish are delivered to the customer.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

·	Quoted prices for similar assets or liabilities in active markets;
·	Quoted prices for identical or similar assets or liabilities in inactive markets;
·	Inputs other than quoted prices that are observable for the asset or liability;
·	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the period from January 1, 2016 through December 31, 2016, there were no transfers of financial assets or financial liabilities between the hierarchy levels.

There were no assets and liabilities remeasured at fair value on a recurring basis as of December 31, 2016.

Earnings per Common Share: We compute net (loss) per share in accordance with FASB ASC 260, Earning per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

As of December 31, 2016 there were 259,973,097 shares underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings. These potentially dilutive shares have been limited by certain debt and equity agreements with lenders. Some of these agreements provide limitations on the conversion of the dilutive instruments such that the number of shares of Common Stock that may be acquired by the holder upon conversion of such instruments shall be limited to ensure that following such conversion the total number of shares of Common Stock then beneficially owned by the holder does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. The Company does not have sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

Recent Accounting Pronouncement: The Company has evaluated new relevant accounting for possible impact on our consolidated financial statements and deemed their impact to be immaterial or non-applicable to the Company.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not have a long period of continued operations and has supported its operations to date through loans from entity with shared ownership. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Given the nascent nature of the Company’s operations, we believe it is difficult to forecast demands for cash at this time; The Company's cash position may not be significant enough to support the Company's daily operations. If necessary, management plans to raise additional capital through the issuance of common stock, issuance of debt or through any other means management feels is appropriate. management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 3. Accounts Receivable

Accounts Receivable totaled $156,650 as of December 31, 2016. The Company has no set up any reserve against accounts receivable at this time. Accounts receivable represent sales of shrimp not yet paid for. Sales terms vary with each contract but payment is on average received within 30 days. Included in Accounts receivable at December 31, 2016 are $19,494 from a related party.

Note 4. Inventory

Inventory represents the cost of shrimp caught but not yet sold. Shrimp may be retained for up two years in a refrigerated environment. Inventory totaled $119,813 at December 31, 2016.

Note 5. Property and Equipment, Net

Property and equipment consist of the following at December 31, 2016 and 2015:

	2016	2015
Property and Equipment	$1,860	$-
Accumulated depreciation	(1,063)	-
Property and equipment, net	$797	$-

Property and Equipment is Office furniture and equipment located at our Madeira Beach headquarters. Depreciation expense on property and equipment for the years ended December 31, 2016 and 2015,was $1,063 and $-0- respectively.

Note 6. Convertible Notes Payable

Convertible Notes payable totaled $734,998 at December 31, 2016. as follows:

Total convertible debt at December 31, 2016 was as follows;

Assumption of convertible debt per Surrender and Exchange Agreement	$1,428,325
Cape One Master Fund II LLP Convertible Promissory note	344,000
Cash Financings	136,275
Consulting Notes	60,000
Less: Unamortized Discount	(1,233,602)

Total Convertible debt at December 31, 2016	$734,998

Assumption of Convertible Notes Per Surrender and Amendment Agreement

The following debtholders of the Predecessor entity agreed to reduce the face value of the obligations owed to them by approximately $300,000 as well as approximately $600,000 in accrued in interest. Subsequent to these reductions, the amounts owed to these creditors, which were assumed by Omni were as follows:

$1,430,005 in convertible notes payable as detailed below

$28,563 in accrued interest (accounted for as accrued interest on the Balance sheet at December 31, 2016)

Date Issued	Description	Purchaser	Original Amount	Face value Outstanding at December 31, 2016

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$900,000	$900,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Marlin Capital LLC	$210,000	$210,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Bull Hunter LLC	$140,000	$140,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$180,005	$178,325

	Total Convertible debt from Surrender and Amendment Agreement		$1,430,005	$1,428,325

The Company accounted for the assumption of the convertible promissory notes in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note is recorded net of a discount of $1,430,005. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $93,762. These notes mature on December 31, 2017 and bear an interest rate of 10%.

Cape One Master Fund II LP Convertible Promissory Notes

Omni assumed $344,000 of convertible notes owed to Cape One Master Fund II LP. The Notes have a face value of $344,000, carry an 8% interest rate, mature on June 30, 2017 and are convertible at $.02 per share.

The Company accounted for the assumption of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note is recorded net of a discount of $344,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $120,980

Cash Financings

During the Fiscal Year the Company received financings of $136,275 as follows:

November 25, 2016 Financing	$7,500
December 27, 2016 Financing	$128,775
Total	$136,275

November 25, 2016 Financing

On that date, the Company issued a note for $7,500 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $7,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $6,532.

December 27, 2016 Financing

On that date, the Company issued a note for $128,775 comprised of various financings throughout the year. These notes were combined into a single Note which was recorded on December 27, ,2016. The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $128,775. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $127,364.

Notes Issued for Consulting services totaled $60,000 as follows:

October 1, 2016	$20,000
November 1, 2016	$20,000
December 1, 2016	$20,000
Total	$60,000

Consulting Notes

On October 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on April 1, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $9,945.

On November 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on May 1, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $13,333.

On December 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on June 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized balance was $16,685.

Note 7: Advances from Related Party

Commencing in the fourth quarter of the Fiscal year, Ms. Linda Giampietro, a related party of the Company advanced funds to the Company. Currently, Ms. Giampietro is owed $127,148 under these arrangements. All advances bear interest at a rate of 1% per month with a minimum commitment on each advance of thirty days.

Note 8: Due to Related Party

The Company has been given access to the Line of Credit that Madeira Beach Seafood, Inc.(“MBS”) has with Bank of America. As of December 31, 2016, Omni Shrimp has utilized $196,000 from that line of credit. Interest, charge at a rate of 5.25% per year, is paid by Omni to MBS who then pays the bank. The liability to Bank of America lies with MBS

Prior to the onset of operations at Omni Shrimp, Inc., MBS advance Omni $20,000 for the commencement of operations. Additionally, they funded Omni and additional $5,743 for expenses. As such, the liability to MBS is $25,743.

At December 31, 2016, the amount owed to MBS is as follows:

Amount forwarded from MBS from Bank of America line	$196,000
Amount advanced by MBS to Omni Shrimp, Inc.	25,743

Amount outstanding at December 31, 2016	$221,743

Note 9. Derivative Liability

For stock based derivative financial instruments, the Company estimated the total enterprise value based upon a combination of the trending of the firm value from December 2006 to December 2016, market comparables, and the market value of the Company’s stock, considering company specific factors including the changes in forward estimated revenues and market factors.  Once the enterprise value was determined an option pricing model was used to allocate the enterprise value to the individual derivative and other securities in the Company’s capital structure. A Black Scholes model was used to test for reasonableness and results were adjusted as appropriate. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company’s derivative liabilities as of December 31, 2016 and December 31, 2015 are as follows:

·	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)
·	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of December 31, 2016 and December 31, 2015.

The fair value of the derivative liabilities as of December 31, 2016 and December 31, 2015 are as follows:

	2016	2015
Derivative Instrument
Notes conversion feature liability	$2,077,850	$
Warrant liability	88,041
Total	$2,165,891	$

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

Note 10. Stockholders' Equity

Common Stock

Common Stock Issuances

During 2016, the Company issued 942,527 common shares in satisfaction of $5,577 of principal obligations plus accrued interest to lenders on convertible debt.

Warrants

The company still has the following immaterial warrants outstanding from prior to our reverse merger on June 23, 2016.

As of December 31, 2016, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

	2015			2016
	Shares	Weighted average exercise price	Weighted average remaining life-Years	Shares	Weighted average exercise price	Weighted average remaining life-Years

Outstanding: beginning of the year	545,294	$1.13	5.9	1,217,941	$0.35	4.9
Granted during the year	675,000	$0.07		2,450,000	0.05	6.0
Cancelled or forfeited	(2,353)	$102.00		(2,450,000)	$0.05	-

Warrants outstanding: end of year	1,217,941	$0.35	4.9	1,217,941	$0.35	3.9

Warrants exercisable: end of year	1,217,941	$0.35	4.9	1,217,941	$0.35	3.9

Preferred Stock Series E

The Series E Convertible Preferred Stock is convertible into 95% of the Company’s common stock and votes on an as-converted basis.  The Series E designation limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.

There are currently 28,500 shares of Series E Preferred stock with a face value of $35. Dividends of $26,099 have been accrued since issuance.

The Series E Preferred stock has a liquidation preference of $1,023,599 as follows:

Shares outstanding	28,500

Face value per share	$35

Total face value	997,500

Accrued dividends	26,099

Liquidation preference at December 31, 2016	$1,023,599

Preferred Stock Cancellations

As a part of the Forbearance Agreement, 5,000 shares of Series B Preferred stock and 100 shares of Series D Preferred stock were also cancelled.

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

Employee stock compensation expense was $0 for the years ended December 31, 2016 and 2015. No option grants were made in 2016 or 2015.

A summary of the status of outstanding incentive stock plans is presented below:

	2016					2015
	Shares		Weighted Average Exercise Price		Weighted Average Remaining Life-years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life-years
Outstanding beginning of year	1,099			$2.008	2.53	2,363	$2.008	3.53
Granted during the year	-					-
Cancelled or forfeited	(	)	$			(1,264)
Options outstanding end of year	1,099			$2.008	1.53	1,099	$1,070	2.53
Options exercisable end of year	1,099			$2.008	1.05	1,099	$1,070	2.53

As of December 31, 2016, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

Note 11. Commitments and Contingencies

Material Definitive Agreement

Issuance of Series E Preferred Stock for outstanding shares of Omni Shrimp, Inc.

On June 23, 2016 (the "Effective Date"), all of the shareholders of Omni entered into a Share Exchange Agreement (the "Exchange Agreement") with NaturalNano, Inc. (OTC PK: NNAN) , pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of NNAN. In consideration for the exchange of those OMNI shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of NNAN(the "Series E Preferred Stock").

The transaction closed on June 23, 2016.

Assumption of Liabilities upon Acquisition

Pursuant to the Share Exchange Agreement, the Company accepted the following liabilities:

Debt from the Surrender and Exchange Agreement	$1,430,005	(See Note 6: Convertible Notes Payable)

Debt owed to Cape One Master Fund II, LP	344,000	(See Note 6: Convertible Notes Payable)

Derivative Liability	618,833

Accrued Wages	343,720

Accounts Payable	103,254

Accrued interest	28,563

Impariment of Acquisition	$2,868,374

Note 12. Relationships with Affiliates

The Management of the Company and the owners of MBS are the same. The Company believes that the following relationships with these parties are to be disclosed:

Shared Management

The CEO, COO and Executive Vice President, Mr. Wrynn, Mr. Stelcer and Ms. Giampietro, respectively are all employees of MBS. No liability has been incurred by the Company to compensate MBS for their services in 2016.

Use of Line of Credit

The Company funds its operations in part through the use of MBS’ outstanding line of credit with Bank of America. Interest on the line of credit is 5.25% per annum. As of December 31, 2016, the Company has borrowed $196,000 under this arrangement

Loans from MBS

MBS has loaned the Company approximately $25,000 since its inception. These loans are promissory notes with no due date or interest rate

Rental of Office space

The Company rents its office space from MBS. Monthly rent is $1,500.

Shared Administrative Personnel

The accounting and record-keeping function at Omni Shrimp, Inc. is provided by personnel at MBS. No fee is charged for these services

The Company's President and Chief Executive Officer did not receive a management fee or other compensation in connection with his services to the Company. The Company reimburses its President and Chief Executive Officer for all direct and indirect costs of services provided and other expenses necessary or appropriate to the conduct of our business.

Related party assets and liabilities

The following represent amounts due/from MBS at December 31, 2016 and 2015:

	2016	2015
Accounts receivable	$19,494	$-
Accounts payable	$281	$-

Note 13. Segment information

The Company's operates in one segment, sales of shrimp and related products.

Note 14. Leases

The Company leases its office space at 13613 Gulf Boulevard, Madeira Beach FL. The monthly rent is $1,500, and rent expense for the year was $10,500.

Note 15. Income taxes

Following is a summary of the components giving rise to the income tax benefit for the years ended December 31:

The benefit for income taxes consists of the following:

	2016		2015
Currently payable
Federal		$-		$-
State		-		-
Total currently payable		$-		$-
Deferred
Federal		$(85,162)		$(434)
State	$	(-)	$	(-)
Total deferred		$(85,162)		$(434)
Less: increase in valuation allowance		85,162		434
Net deferred		-		-
Total income taxes		$-		$-

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying consolidated statements of operations are as follows:

	2016	2015

Statutory United States Federal income tax rate	35.0%	35.0%

Change in Fair value of derivative liability	4.2%	-

Impairment of Acquisition	(28.4)%	-

Non-deductible interest	(7.3)%	-

Change in valuation allowance	(3.5)%	(35.0)%

Effective tax rate	0.0%	0.0%

Note 16. Subsequent Events

Issuance of Debt

On January 1, 2017, the Company issued a note for $20,000 for consulting services.    The convertible promissory note bears no interest and matures on July 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On February 1, 2017, the Company issued a note for $20,000 for consulting services.    The convertible promissory note bears no interest and matures on August 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On March 1, 2017, the Company issued a note for $20,000 for consulting services.    The convertible promissory note bears no interest and matures on September 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On March 21, 2017 the Company issued a convertible promissory note in the principal amount of $57,000 to an unrelated party. The convertible note matures on April 30, 2016 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 30% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

On April 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears no interest and matures on October 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion priceequal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Conversion of Debt and Issuance of Shares

Subsequent to the Balance sheet date, the Company made the following issuances of shares for conversion of debt:

Date	Shares issued	Principal and accrued interest converted

1/4/17	383,296	$2,146
1/9/17	362,207	2,028
1/26/17	293,011	2,637
2/17/17	455,272	5,690
3/9/17	455,191	6,145
Total	1,948,977	$18,646

Consulting Agreement

Commencing with April 1, 2017, the rate for consulting services under the Consulting Agreement was $5,000 per month.

Change in Independent Registered Public Accounting Firm

On February 16 , 2017 Scrudato & Co., PA (“Scrudato”) notified the Board of Directors (the "Board") of the Company that it had determined to resign as the Company's independent registered public accounting firm, effective immediately . On February 17, 2017 , the Board determined to engage DLL CPAS LLC as its new independent registered public accounting firm to replace Scrudato

Scrudato’s reports on the Company's financial statements for the year ended December 31, 2015 , did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Scrudato’s reports contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The decision to engage DLL CPAS LLC as the Company's new auditor (as discussed below) was approved by the Board.

During the year ended December 31, 2016, there were no disagreements between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato , would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years.

On February 17 , 2017 , the Board determined to engage DLL CPAS LLC as its new independent registered public accounting firm responsible for auditing its financial statements.

Executive Compensation Contracts

In February 2017 , the Corporation entered into Employment Agreements with (i) Mr. Colm Wrynn - the President and Chief Executive Officer, (2) Mr. Daniel Stelcer - the Secretary and Chief Operating Officer, and (3) Ms. Linda Giampietro –Vice President effective as of January 1,2017, Messrs. Wrynn and Stelcer and Ms. Giampietro have provided services to the Corporation with minimal compensation since June 2016. Messrs. Wrynn and Stelcer and Ms. Giampietro are each a controlling person of the Corporation. The Agreements, provide for annual base compensation of $120,000 per year and related fringe benefits. Copies of the Agreements are annexed by reference as Exhibits 10.198 , 10.199 and 10.200 in this Form 10K.

Change in Legal Entity

As of April 6, 2017, Omni Shrimp, Inc. is the new name of the Company.

Note 17: Officers and directors

Changes in Control of Registrant.

On June 23, 2016 (the "Effective Date"), it entered into a Share Exchange Agreement (the "Exchange Agreement") with all of the shareholders of Omni Shrimp, Inc., a Florida corporation ("OMNI"), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of OMNI and OMNI thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those OMNI shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the "Series E Preferred Stock").

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

The Company has also changed its name from Natural Nano, Inc. to Omni Shrimp, Inc. concomitant with its change in business model and approval from regulatory authorities. The name change was effective by a Merger Agreement on April 6, 2017.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 16, 2017 Scrudato & Co., PA notified the Board of Directors (the "Board") of Omni Shrimp, Inc., Inc. (the "Company") (“Scrudato”) that it had determined to resign as the Company's independent registered public accounting firm, effective immediately. On February 17, 2017, the Board determined to engage DLL CPAS LLC as its new independent registered public accounting firm to replace Scrudato

Scrudato’s reports on the Company's financial statements for the year ended December 31, 2015 , did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Scraduto reports contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The decision to engage DLL CPAS LLC as the Company's new auditor (as discussed below) was approved by the Board.

During the year ended December 31, 2016, (the date of resignation of Scrudato), there were no disagreements between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years.

On August 3, 2016, the Board of Directors (the "Board") of Omni Shrimp, Inc., Inc. (the "Company") notified Freed Maxick CPAs, P.C ("Freed Maxick") that it had determined to dismiss them as the Company's independent registered public accounting firm, effective as of August 3, 2016. Also on August 3, 2016, the Board determined to engage Scrudato & Co., PA ("Scrudato") as its new independent registered public accounting firm to replace Freed Maxick.

Freed Maxick reports on the Company's financial statements as of and for the two years ended December 31, 2015 and 2014, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Freed Maxick reports contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The decision to dismiss Freed Maxick and to engage Scrudato as the Company's new auditor (as discussed below) was approved by the Board.

Item 9A	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2016. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission pursuant to the reporting obligations of the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the 1992 criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following material weaknesses as of December 31, 2016:

Entity Level. We recognize the need to provide leadership and guidance to our employees regarding the maintenance and preparation of financial matters. There is a weakness due to the fact that there are no documented policies and procedures in place for certain procedures. An audit committee has not been established.

Financial Reporting. There needs to be a more structured mechanism for evidence of review in the financial reporting process. The following procedures have been implemented since the beginning of 2009, (a) CFO signs and date all financial documents upon the completion of reviewing such documents, (b) all approval or permission will be evidenced by either email or in writing. No oral approval or permission is allowed, (c) General Journal is recorded only after CFO approves (in writing) such entry and (d) monthly bank reconciliations must complete within 15 days after month ends and reviewed by CFO 5 days after the completion of bank reconciliation.

Confidential Reporting Mechanism. We recognize that we need to provide leadership and guidance to our employees, clients and vendors regarding business ethics and professional conduct. A confidential reporting mechanism must be in place for anonymous reporting of a breach to these ethics that will enable prompt and thorough investigation. In January 2009, we implemented a whistleblower program. A toll-free number, as well as an email address, were posted on the homepage of our website to encourage our employee, contractors, sub-contractors, vendors to report any unethical or illegal behavior they suspect.

The entire staff consists of three officers, one Controller and one receptionist. Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls the Company has in place.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s annual report on internal control over financial reporting in this Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our current executive officers and directors.

Name	Age	Principal Positions and Offices with our Company	Director Since
Colm Wrynn	46	Chief Executive Officer, Chairman of the Board and Director	2016
Dan Stelcer	47	Secretary, Chief Operating and Director	2016
Linda Giampietro	53	Vice President

Set forth below is a brief description of the background of each of our director and executive officer, based on information provided to us by them.

Mr. Wrynn, age 46, has more than twenty-years of experience assisting emerging growth companies to achieve their business objectives. His duties have included advising, operating, investing and providing emerging growth companies in a variety of industries with debt and equity capital, financial structuring and strategies for growth. Additionally, Mr. Wrynn has provided consulting services to emerging growth companies that have included creation of and implementation of various strategies for acquisition, organic growth, re-capitalization, balance sheet optimization and operational streamlining. For the past five years, the majority of Mr. Wrynn’s efforts have been expended on Fisherman’s Ice and Bait as Principal. Mr. Wrynn is also a Principal of Madeira Beach Seafood LLC, a real estate holding company, The Garlic Knot Franchise Systems, as Managing Member and Vanguard Funding, LLC as a consultant. Previously, Mr. Wrynn was Managing Member of Breckenridge Fund, LLC and Deer Creek Fund, LLC, two investment funds specializing in equity, debt and asset backed loans to emerging growth companies. Additionally, in 2001, Mr. Wrynn co-founded the Garlic Knot, LLC, and has been an integral part of growing the entity into a fourteen unit Franchise. Mr. Wrynn has a B.S. in Finance and a MBA from St. John’s University.Mr. Wrynn also attended St. Johns University Law School..

Mr. Stelcer, age 47, is a principal in Fisherman’s Ice & Bait Inc. since 2012. Mr. Stelcer is also a principal in Madeira Beach Seafood LLC, a real estate holding company. Prior to his involvement in MBS, he was a managing partner in Touchcom Inc., a leading security integrator company based out of Burlington, MA. With his assistance and guidance, Touchcom pioneered the first cloud based electronic security system. In 2008, Touchcom was sold privately to the world’s leading security solutions group, London based G4S http://www.g4s.us. London Stock Exchange Symbol: GFS. Mr. Stelcer has a B.S in Business Administration from Hofstra University.

Ms. Giampietro, 53, is a principal in Fisherman’s Ice & Bait Inc.and a real estate holding company, which she has helped manage for 23 years. She is also a part owner of three Garlic Knot pizza restaurants in Colorado. Ms. Giampietro is a graduate of Drexel University with a Degree in Finance.

Corporate Governance

Audit Committee.

Our Board of Directors does not have an Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee.

Other Committees.

The Board does not have standing compensation or nominating committees. Our Board plans to evaluate on an ongoing basis the need for establishing a compensation committee and/or a nominating committee, and it plans to so at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations in the water purification industry and familiarity with international business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Board Role in Risk Oversight

Our Board has overall responsibility for risk oversight with a focus on the most significant risks facing our Company. Not all risks can be dealt with in the same way, and it is the Board’s responsibility to evaluate the potential adverse impact of risks faced by the company and the resources allocated to avoid or mitigate the potential adverse impact.

Risk Assessment in Compensation Programs

The responsibility of the Board is to assess the Company’s compensation programs to identify potential risks arising from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Information Statement. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 13613 Gulf Boulevard, Madeira Beach FL (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board (when one is appointed), who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the October 1 or later than December 1 preceding the next year’s annual meeting, which would be scheduled in the month of May or June.

A shareholder’s notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Director Compensation

The Company did not pay its directors any compensation in 2016 for their service as directors, and does not at this time have a compensation program in place for its directors.

Other Information about our Board of Directors

During our fiscal year ended December 31, 2016, our Board of Directors met as needed and formal minutes were maintained.

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors. In fiscal 2015, every director attended at least 75 percent of the meetings of the Board and the committees on which he or she served held during his or her time of service.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders

Section 16(a) Compliance by Officers and Directors

Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our fiscal year ended December 31, 2016.

Code of Ethics

We currently do not have a Code of Ethics but our Board of Directors plans to implement one in the near future.

Item 11.	Executive Compensation.

General

The following table sets forth, with respect to our fiscal years ended December 31, 2016, 2015 and 2014, all compensation earned by or paid to all persons who served as our chief executive officer at any time during our fiscal year ended December 31, 2014 and certain other executive officers, including our Chief Financial Officer and Chief Operating Officer.

SUMMARY COMPENSATION TABLE

	Fiscal Year	Salary		Stock Awards		Option Awards		All Other Compensation	Total
Colm Wrynn, Chief	2016		$-	$			$-	-	$
Executive Officer	2015	$			$-		$-	-	$
	2014	$		$		$		-	$

Daniel Stelcer, Chief	2016		$-	$			$-	-	$
Operating Officer	2015	$			$-		$-	-	$
	2014	$		$		$		-	$

Linda Giampietro,	2016		$-	$			$-	-	$
Executive Vice President	2015	$			$-		$-	-	$
	2014	$		$		$		-	$

James Wemett,	2016	$		$			$63,000			$63,000
Former CEO	2015		$150,000		$62,000		$-	25,000		$237,000
	2014		$-		$-		$-	-	$

Employment Agreements/Arrangements with Executive Officers

In February 2017 , the Corporation entered into Employment Agreements with (i) Mr. Colm Wrynn - the President and Chief Executive Officer, (2) Mr. Daniel Stelcer - the Secretary and Chief Operating Officer, and (3) Ms. Linda Giampietro –Vice President effective as of January 1,2017, Messrs. Wrynn and Stelcer and Ms. Giampietro have provided services to the Corporation with minimal compensation since June 2016. Messrs. Wrynn and Stelcer and Ms. Giampietro each is a controlling person of the Corporation. The Agreements, provide for annual base compensation of $120,000.00 per year and related fringe benefits. Copies of the Agreements are annexed hereto as Exhibits 10.198 , 10.199 and 10.200 in our Form 8-K filed on February 17, 2017.

Outstanding Equity Awards at Fiscal Year-End

Neither Mr. Wrynn, Mr. Stelcer or Ms. Giampietro has any outstanding equity awards at December 31, 2016

Board of Directors Policy on Executive Compensation

Executive Compensation

Our executive compensation philosophy is to provide competitive levels of compensation by recognizing the need for multi-discipline management responsibilities, achievement of our company’s overall performance goals, individual initiative and achievement, and allowing our company to attract and retain management with the skills critical to its long-term success. Management compensation is intended to be set at levels that we believe is consistent with that provided in comparable companies. Our company’s compensation programs are designed to motivate executive officers to meet annual corporate performance goals and to enhance long-term stockholder value. Our company’s executive compensation has four major components: base salary, performance incentive, incentive stock options and other compensation.

Executive Base Salaries

Base salaries are determined by evaluating the various responsibilities for the position held, the experience of the individual and by comparing compensation levels for similar positions at companies within our principal industry. We review our executives’ base salaries and determine increases based upon an officer’s contribution to corporate performance, current economic trends and competitive market conditions.

Performance Incentives

We utilize performance incentives based upon criteria relating to performance in special projects undertaken during the past fiscal year, contribution to the development of new products, marketing strategies, manufacturing efficiencies, revenues, income and other operating goals to augment the base salaries received by executive officers.

Incentive Stock Options

Our company uses stock options as a means to attract, retain and encourage management and to align the interests of executive officers with the long-term interest of our company’s stockholders.

Benefits and Other Compensation

Our company does not offer a health plan to its executive officers or employees.

Retirement and Post Retirement Benefits

Our company does not offer a post-retirement health plan to its executive officers or employees unless it is included in an employment agreement directly entered between employee and us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We currently have outstanding the following voting securities: our common stock, and Series E Preferred Stock.

The following tables set forth information with respect to the beneficial ownership of shares of each class of our voting securities as of _April 10, 2017, by:

•	each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

•	each of our current “named executive officers” and directors, and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

The term “named executive officers” is defined in the SEC rules as those executive officers who are required to be listed in the Summary Compensation Table provided under Item 10 of this Annual Report on Form 10-K.

Except as otherwise indicated in the notes to the following table,

•	we believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners, and the address for each beneficial owner listed in the table is c/o Omni Shrimp, Inc., Inc. at 13613 Gulf Boulevard, Madeira Beach FL

Series E Preferred Stock:

Name and Address of Stockholder	Amount and Nature of Beneficial Ownership	Percentage of Class
Colm Wrynn	9,500	33.3%
Daniel Stelcer	9,500	33.3%
Linda Giampietro	9,500	33.3%
All executive officers and directors as a group (three persons)	28,500	100.0%

Common Stock:

Name and Address of Stockholder (1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Geevagh LLC (2)	36,753,359	(2)	31.666%
DCDGG LLC (3)	36,753,359	(3)	31.666%
Omni Ventures, Inc. (4)	36,753,359	(4)	31.666%
All executive officers and directors as a group (3)			100%

(1)	Based on 5,803,162 shares of common stock outstanding as of April 10, 2017.

(2)	Geevagh LLC, a New York limited liability company is the holder of 9,500 shares of the Series E Convertible Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of Common Stock according to a formula, which currently is based on the actual issued and outstanding shares as of the date of conversion (subject to certain adjustments). The 9,500 shares have the right to vote on an "as if converted " basis in the aggregate amount equal to 31.666% of the then outstanding shares of common stock of the Company. Colm Wrynn, President, CEO and Director is the sole beneficial owner of all the interests in Geevagh LLC, and disclaims beneficial ownership of the securities held by any other person

(3)	DCDGG LLC, a New York limited liability company is the holder of 9,500 shares of the Series E Convertible Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of Common Stock according to a formula, which currently is based on the actual issued and outstanding shares as of the date of conversion (subject to certain adjustments). The 9,500 shares have the right to vote on an "as if converted " basis in the aggregate amount equal to 31.666% of the then outstanding shares of common stock of the Company. Daniel Stelcer, Secretary, COO and Director Designee, is the sole beneficial owner of all the interests in DCDGG LLC, and disclaims beneficial ownership of the securities held by any other person.

(4)	Omni Ventures, Inc., a Florida corporation is the holder of 9,500 shares of the Series E Convertible Preferred Stock. Each share of Series E Preferred Stock is convertible into shares of Common Stock according to a formula, which currently is based on the actual issued and outstanding shares as of the date of conversion (subject to certain adjustments). The 9,500 shares have the right to vote on an "as if converted " basis in the aggregate amount equal to 31.666% of the then outstanding shares of common stock of the Company. Linda Giampietro, is the sole beneficial owner of all the interests in Omni Ventures LLC, and disclaims beneficial ownership of the securities held by any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Management of the Company and the owners of MBS are the same. The Company believes that the following relationships with these parties are to be disclosed:

Shared Management

The CEO, COO and Executive Vice President, Mr. Wrynn, Mr. Stelcer and Ms. Giampietro, respectively are all employees of MBS. No liability has been incurred by the Company to compensate MBS for their services.

Use of Line of Credit

The Company funds its operations in part through the use of MBS’ outstanding line of credit with Bank of America. Interest on the line of credit is 5.25% per annum. As of December 31, 2016, the Company has borrowed $196,000 under this arrangement

Loans from MBS

MBS has loaned the Company $25,743 since its inception. These loans are promissory notes with no due date or interest rate

Rental of Office space

The Company rents its office space from MBS. Monthly rent is $1,500.

Shared Administrative Personnel

The accounting and record-keeping function at Omni Shrimp, Inc. is provided by personnel at MBS. No fee is charged for these services

As of December 31, 2016, there were three related parties.

Item 14.	Principal Accountant Fees and Services.

On February 16 , 2017 Scrudato & Co., PA notified the Board of Directors (the "Board") of Omni Shrimp, Inc., Inc. (the "Company") (“Scrudato”) that it had determined to resign as the Company's independent registered public accounting firm, effective immediately . On February 17, 2017 , the Board determined to engage DLL CPAS LLC as its new independent registered public accounting firm to replace Scrudato

Scrudato’s reports on the Company's financial statements for the year ended December 31, 2015 , did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Scraduto reports contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The decision to engage DLL CPAS LLC as the Company's new auditor (as discussed below) was approved by the Board.

During the year ended December 31, 2016, (the date of resignation of Scrudato ), there were no disagreements between the Company and Scrudato on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scrudato , would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years.

On August 3, 2016, the Board of Directors (the "Board") of Omni Shrimp, Inc., Inc. (the "Company") notified Freed Maxick CPAs, P.C ("Freed Maxick") that it had determined to dismiss them as the Company's independent registered public accounting firm, effective as of August 3, 2016. Also on August 3, 2016, the Board determined to engage Scrudato & Co., PA ("Scrudato") as its new independent registered public accounting firm to replace Freed Maxick.

Freed Maxick reports on the Company's financial statements as of and for the two years ended December 31, 2016 and 2015, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Freed Maxick reports contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The decision to dismiss Freed Maxick and to engage Scrudato as the Company's new auditor (as discussed below) was approved by the Board.

Principal Accountant Fees and Services

The aggregate fees billed for services performed by Freed Maxick CPAs, P.C. for the years ended December 31, 2016 and 2015 are as follows:

	Fiscal Year Ended December 31,
Category	2016	2015
Audit fees (1)	$46,500	$54,175
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

AUDIT FEES

The aggregate audit fees for the years ended December 31, 2016 and 2015 were primarily related to the audit of the Company's annual financial statements and review of those financial statements included in the Company's quarterly reports on Forms 10Q.

AUDIT RELATED FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two years other than reported above.

TAX FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide tax compliance, tax advice or tax planning services during the last two years.

ALL OTHER FEES

The Company did not engage Freed Maxick CPAs, P.C. to provide any other services during the last two years other than reported above.

The aggregate fees billed for services performed by Scrudato & Co., PA for the years ended December 31, 2016 and 2015 are as follows:

	Fiscal Year Ended December 31,
Category	2016	2015
Audit fees (1)	$20,000	$0
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	No other services were provided during the years ended December 31, 2016 and 2015.

The aggregate fees billed for services performed by DLL CPAS LLC for the years ended December 31, 2016 and 2015 are as follows:

	Fiscal Year Ended December 31,
Category	2016	2015
Audit fees (1)	$0	$0
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All Other Fees (4)	0	0

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table.
(3)	Consists of professional services rendered for tax compliance, tax advice and tax planning. The nature of these tax services is tax preparation.
(4)	No other services were provided during the years ended December 31, 2016 and 2015.

Audit Committee Approval

We do not have an audit committee of our board of directors. We believe that each member of our board has the expertise and experience to adequately serve our stockholders’ interests while serving as directors. Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

Pre-Approval Policy

We understand the need for DLL CPAs LLC to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of DLL CPAs LLC, our board of directors has restricted the non-audit services that DLL CPAs LLC may provide to us and has determined that we would obtain even these non-audit services from DLL CPAs LLC only when the services offered by DLL CPAs LLC are more effective or economical than services available from other service providers.

Our board of directors has adopted policies and procedures for pre-approving all non-audit work performed by DLL CPAs LLC or any other accounting firms we may retain. Specifically, under these policies and procedures, our board shall pre-approve the use of DLL CPAs LLC for detailed, specific types of services within the following categories of non-audit services: merger and acquisition due diligence and related accounting services; tax services; internal control reviews; and reviews and procedures that we request DLL CPAs LLC to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the policies and procedures require our board to set specific annual limits on the amounts of such services which we would obtain from DLL CPAs LLC and require management to report the specific engagements to the board and to obtain specific pre-approval from the board for all engagements.

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. DLL CPAs LLC is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements. Our board of directors’ responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2016 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements. Management and the auditors have represented to us that the financial statements were prepared in accordance with generally accepted accounting principles in the United States. Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by [Independence Standards Board Standard No. 1,] and discussed with the auditors their independence with respect to all services that our auditors rendered to us. Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements and schedules included in this Annual Report on Form 10-K are listed in Item 8.

(b) Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K, or incorporated herein by reference as indicated.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

3.15	Articles of Merger between Omni Shrimp, Inc. and NaturalNano, Inc.		8-K	April 13, 2017	3.15

3.16	Acceptance from the State of Florida on the Articles of Merger between Omni Shrimp, Inc. and NaturalNano, Inc.		8-K	April 13, 2017	3.16

10.198	Employment Agreement between NaturalNano, Inc. (now Omni Shrimp, Inc.) and Colm Wrynn, effective January 1, 2017		8-K	February 17, 2017	10.198

10.199	Employment Agreement between NaturalNano, Inc. (now Omni Shrimp, Inc.) and Daniel Stelcer, effective January 1, 2017		8-K	February 17, 2017	10.199

10.200	Employment Agreement between NaturalNano, Inc. (now Omni Shrimp, Inc.) and Linda Giampietro, effective January 1, 2017		8-K	February 17, 2017	10.200

10.201	Securities Purchase Agreement between Auctus Fund, LLC and NaturalNano, Inc. (now Omni Shrimp, Inc.)		8-K	April 13, 2017	10.201

10.202	Convertible Promissory Note issued to Auctus Fund, LLC by NaturalNano, inc. (now Omni Shrimp, Inc.) on March 21, 2017 for $57,000		8-K	April 13, 2017	10.202

16.1	Letter from Freed Maxick, CPAs, PC		8-K	August 5, 2016	16.1

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates a management contract or compensatory plan.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2017	Omni Shrimp, Inc.

	By:	/s/Colm Wrynn
Colm Wrynn, Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Name	Capacities	Date

/s/ Colm Wrynn	Chief Executive Officer and Director	April 28, 2017
Colm Wrynn
(Principal Executive Officer)

/s/ Daniel Stelcer	Director	April 28, 2017
Daniel Stelcer