Form 10-Q
period 2017-03-31
Omni Shrimp, Inc.
filed 2017-05-11
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                     March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                      to

Commission File Number:                                 000-49901

OMNI SHRIMP, INC.

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,153,501 as of May 11, 2017

Item 1.  Financial Statements

OMNI SHRIMP, INC. (FORMERLY NATURALNANO, INC.)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$133,534	$200,107
Accounts Receivable	303,110	156,650
Inventory	447,900	119,813
Prepaid and Other	2,389	2,309

Total Current Assets	886,933	478,879

NON-CURRENT ASSETS
Property and Equipment, net	797	797

Total Non-current assets	797	797

Total Assets	$887,730	$479,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$159,661	148,847
Accrued Expenses	456,314	362,356
Accrued Interest	169,198	134,279
Accrued Dividend Payable on Series E Preferred	38,397	26,099
Convertible Notes Payable, face value of $2,102,665 and $1,968,600, net of discount of $990,938 and $1,233,602, at March 31, 2017 and December 31, 2016, respectively	1,111,727	734,998
Advances from Related party	461,463	127,148
Due to Related Party	221,743	221,743
Derivative liability	3,131,243	2,165,891

Total Current Liabilities	5,749,747	3,921,362

STOCKHOLDERS’ DEFICIENCY:
Preferred Series E, 28,500 and 28,500 shares outstanding at March 31, 2017 and December 31, 2016, respectively, par value $.001 per share, face value $35 per share	29	29
Common stock at $0.001 par value: 800,000,000 shares authorized;
5,803,162 and 3,854,185 shares issued and outstanding at March 31, 2017
and December 31, 2016, respectively	5,803	3,854
Dividends due to Series E Preferred Holders	(38,397)	(26,099)
Additional paid-in capital	102,722	14,864
Accumulated deficit	(4,932,174)	(3,434,334)
Total Stockholders’ Deficiency	(4,862,017)	(3,441,686)

Total Liabilities and Stockholders’ Deficiency	$887,730	$479,676

See notes to consolidated financial statements

OMNI SHRIMP, INC. (FORMERLY NATURALNANO, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016

INCOME:
Revenue	$773,346	$634,215
Cost of Goods Sold	679,708	545,496

Gross Profit	93,636	88,719

OPERATING EXPENSES:
Compensation Expense	90,000	—
Professional Fees	39,416	—
Consulting Services	74,673	—
Transportation, Storage and Broker Fees	40,603	21,399
General and Administrative Expenses	14,591	342
Sales and Marketing	3,213	2,134

Total operating expenses	262,496	23,875

GAIN (LOSS) FROM OPERATIONS	(168,858)	64,844

OTHER INCOME (EXPENSE):
Interest expense	(434,471)	—
Loss on Conversion of debt	(62,060)	—
Gain on change in derivative liability	(832,452)	—

Other income (expense), net	(1,328,983)	—

Loss before income tax provision	(1,497,840)	64,844

Income tax provision	—	—

NET(LOSS) OMNI SHRIMP INC	(1,497,840)	64,844

Accrued dividends to Preferred Stockholders	(12,298)

Net Loss applicable to common shareholders	$(1,510,138)	$64,844

Basic Earnings; Gain (loss) per share	$(0.29)	$216.15
Diluted Earnings: Gain (loss) per share	$(0.02)	$216.15

Weighted average common shares outstanding
- Basic	5,078,524	300
- Diluted	101,570,490	300

See notes to consolidated financial statements

OMNI SHRIMP, INC. (FORMERLY NATURALNANO, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,497,840)	$64,844

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Conversion of debt	62,060	—
Gain on change in derivative liability	832,452	—
Amortization of Convertible note discount	384,664	—
Accrued interest included on conversions of debt	10,713	—

Changes in operating assets and liabilities:
Accounts Receivable	(146,460)	(231,179)
Inventory	(328,086)	(164,562)
Prepaid and Other	(80)	—
Accounts Payable and Accrued Expenses	104,773	244,811
Accrued Interest	34,918

NET CASH USED IN OPERATING ACTIVITIES	(542,888)	(86,085)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH FROM IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		—
Increase in advances from Related party	334,315	—
Increase in due to Related party		90,743
Issuance of convertible debt for cash	82,000	—
Issuance of Consulting Notes	60,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	476,315	90,743

NET CHANGE IN CASH	(66,573)	4,658

Cash at beginning of period	200,107	—

Cash at end of period	$133,534	4,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	—
Cash paid during the period for income taxes	$—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for settlement of convertible debentures and accrued interest	$18,648	—
Notes issued for Consulting services	$60,000	—

See notes to consolidated financial statements

Omni Shrimp, Inc. (formerly NaturalNano, Inc.)

March 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY, MATERIAL DEFINITIVE AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The consolidated financial statements include the following: 1) Balance sheets as of March 31, 2017 and December 31, 2016; 2) Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; and 3) Statement of Cash Flows for the three months ended March 31, 2017 and March 31, 2016. They are unaudited. However, in the opinion of management of the Company, these consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies.  Accordingly, these consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on April 28, 2017.

Liquidity and Going Concern

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three month period ending March 31, 2017 of approximately ($1,498,000) and had negative working capital and stockholders’ deficiency of approximately $4,860,000 at March 31, 2017. Since, inception the Company’s growth has been funded through the issuance of convertible debt, borrowings under lines of credit and internal operations These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

Basis of Consolidation

The consolidated financial statements include assumed former liabilities of our former parent company, NaturalNano, Inc., a Nevada corporation, and Omni Shrimp, Inc., a Florida corporation. All significant inter-company accounts and transactions have been eliminated in consolidation.

Accounting for Reverse Capitalization

The Company follows the guidelines set forth in Topic 12: Reverse Acquisitions and Reverse Capitalizations of the SEC Financial Reporting Manual (“SEC Manual”) for the acquisition of Omni Shrimp, Inc. (“Omni”) (See Material Definitive Agreement below.) For both accounting purposes, Omni Shrimp, Inc. (“Omni”) has been deemed the acquiring entity due to the fact that the owners of Omni have effective voting and operating control of the combined company. The Company believes it was not a shell company.

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

Material Definitive Agreement

The Company announced on June 23, 2016 (the “Effective Date”), it entered into a Share Exchange Agreement (the “Exchange Agreement”) with all of the shareholders of Omni Shrimp, Inc., a Florida corporation (“Omni”), pursuant to which the shareholders exchanged with the Company all of the outstanding shares of stock of Omni and Omni thereupon became a wholly owned subsidiary of the Company. In consideration for the exchange of those Omni shares, the Company issued 28,500 shares of a newly created Series E Preferred Stock of the Company (the “Series E Preferred Stock”).

As a result of their ownership of the Series E Preferred Stock, the Omni shareholders acquired the right to vote 95% of the voting control of the Company. The Series E Preferred Stock is also convertible into common stock which, in the aggregate, would represent up to 95% of the outstanding common stock after the conversion. In addition, on the Effective Date, the holders of all of the Company’s outstanding Series B and Series D Preferred Stock, including James Wemett, who is a director of the Company and was an officer and principal shareholder of the company prior to the effective date, as the holder of the Series D shares, surrendered those shares to the Company.

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

In connection with the Asset Purchase Agreement, the Company and Mr. Wemett exchanged releases, and the Company issued to Mr. Wemett a six year divisible Warrant with cashless exercise to purchase up to 2,000,000 shares of the Company’s common stock at a purchase price of $0.05 per share.

Description of the Business

Omni Shrimp, Inc. (“Omni” or the “Company” or “we”) was organized on September 22, 2015 with executive offices located in Madeira Beach, Florida on the Gulf of Mexico. Omni is a wholesaler of locally caught wild American shrimp, predominantly the highly popular Key West pink variety. Customers are large distributors in the US, who then resell the product to grocery store chains, restaurants and other retail stores in the Florida, Boston and New York markets.

Omni does not own vessels nor have employees who are involved with the catching, transporting or processing of shrimp. Omni’s business model is as follows:

●	We purchase shrimp from incoming vessels

●	Through brokers, we arrange for sales to distributors.

●	We refrigerate as inventory that we cannot immediately sell

●	We process at a facility in Louisiana if purchasers require certain needs (e.g.- shrimp are to be headless)

●	We send directly to customers the remainder

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Fair Value Measurement Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
●	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.  The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three month periods ending March 31, 2017 and 2016.

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

As of March 31, 2017 and 2016 there were 272,733,862 and -0- shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings.

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

Shares associated with the issuance of Series E Preferred stock are reported on an as converted basis.

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

NOTE 2. ACCOUNTS RECEIVABLE

The Company has not set up any reserve against accounts receivable at this time. Accounts receivable represent sales of shrimp not yet paid for. Sales terms vary with each contract but payment is on average received within 30 days.

Balances of Accounts Receivables are as follows:

	March 31, 2017	December 31, 2016
Gross accounts receivables	$303,110	$156,650
Allowance for doubtful accounts	—	0
Accounts Receivable	$303,110	$156,650

NOTE 3. INVENTORY

Inventory represents the cost of shrimp caught but not yet sold. Shrimp may be retained for up two years in a refrigerated environment. As such, there is no allowance for obsolescence

Balances of Inventory are as follows:

	March 31, 2017	December 31, 2016
Gross Inventory	$447,900	$119,813
Allowance for Obsolescence	—	—
Inventory	$447,900	$119,813

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Property and Equipment	$1,860	$1,860
Accumulated depreciation	(1,063)	(1,063)
Property and equipment, net	$797	$797

Property and Equipment is Office furniture and equipment located at our Madeira Beach headquarters. No Depreciation expense on property and equipment was recorded for the three months ended March 31, 2017 due to its immaterial nature.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes payable totaled $ 1,111,727 and $734,998 at March 31, 2017 and December 31, 2016, respectively as follows:

	March 31, 2017	December 31, 2016
Convertible Notes Payable (at face value)	$2,102,665	$1,968,600
Unamortized discount	(990,938)	(1,233,602)
Convertible notes payable (net of discount)	$1,111,727	$734,998

At March 31, 2017, the balances were as follows:

	Convertible Notes Payable Balance at March 31, 2017

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance

Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(9,615)	$1,420,390	$707,287	$713,103
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	55,602	288,398
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	95,611	33,164
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	4,113	3,387
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	0	20,000
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	3,333	16,667
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	6,740	13,260
March 21,2017 cash financing	21-Mar-17	21-Mar-18	57,000	—	57,000	55,438	1,562
February 13, 2017 cash financing	13-Feb-17	13-Feb-18	20,000	—	20,000	17,479	2,521
March 28,2017 cash financing	28-Mar-17	31-Dec-17	5,000	—	5,000	4,946	54
January 2017 consulting note	1-Jan-17	30-Jun-17	20,000	—	20,000	10,111	9,889
February 2017 consulting note	1-Feb-17	31-Jul-17	20,000	—	20,000	13,556	6,444
March 2017 consulting note	1-Mar-17	31-Aug-17	20,000	—	20,000	16,721	3,279
Convertible Notes payable at March 31, 2017			$2,112,280	$(9,615)	$2,102,665	$990,938	$1,111,727

At December 31, 2016, the balances were as follows:

	Convertible Notes Payable Balance at December 31, 2016

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance

Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(1,680)	$1,428,325	$938,762	$489,563
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	120,980	223,020
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	127,364	1,411
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	6,532	968
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	9,945	10,055
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	13,333	6,667
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	16,685	3,315

Convertible Notes payable at December 31, 2016			$1,970,280	$(1,680)	$1,968,600	$1,233,602	$734,998

Financings in 2016

Assumption of Convertible Notes Per Surrender and Amendment Agreement

The following debtholders of the Predecessor entity agreed to reduce the face value of the obligations owed to them by approximately $300,000 as well as approximately $600,000 in accrued in interest. Subsequent to these reductions, the amounts owed to these creditors, which were assumed by Omni were as follows:

$1,430,005 in convertible notes payable as detailed below

$28,563 in accrued interest (accounted for as accrued interest on the Balance sheet at March 31, 2017 and December 31, 2016)

Date Issued	Description	Purchaser	Original Amount	Face value Outstanding at March 31, 2017

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$900,000	$900,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Marlin Capital LLC	$210,000	$210,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Bull Hunter LLC	$140,000	$140,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$180,005	$170,390

	Total Convertible debt from Surrender and Amendment Agreement		$1,430,005	$1,420,390

The Company accounted for the assumption of the convertible promissory notes in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $1,430,005. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $707,287. These notes mature on December 31, 2017 and bear an interest rate of 10%.

Cape One Master Fund II LP Convertible Promissory Notes

Omni assumed $344,000 of convertible notes owed to Cape One Master Fund II LP. The Notes have a face value of $344,000, carry an 8% interest rate, mature on June 30, 2017 and are convertible at $.02 per share.

The Company accounted for the assumption of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $344,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $55,602. The notes mature on June 30, 2017 and bear an interest rate of 8%.

December 27, 2016 Financing

On that date, the Company issued a note for $128,775 comprised of various financings throughout the year. These notes were combined into a single Note which was recorded on December 27, 2016. The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note were recorded net of a discount of $128,775. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $95,611. The notes mature on December 27, 2017 and carry an interest rate of 10%.

November 25, 2016 Financing

On that date, the Company issued a note for $7,500 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $7,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $3,387.

Consulting Notes

October 2016

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-. The notes carry an interest rate of 10% and are at maturity.

November 2016

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $3,333. The notes carry an interest rate of 10% and are due on April 30, 2017.

December 2016

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

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $6,740. The notes carry an interest rate of 10% and are due on May 31, 2017.

Financings in 2017

March 21, 2017 Financing

On March 21, 2017 the Company issued a note for $57,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $57,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $55,438. The notes mature on March 21, 2018 and carry an interest rate of 12%.

February 13, 2017 Financing

On February 13, 2017 the Company issued a note for $20,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $17,479. The notes mature on February 13, 2018 and carry an interest rate of 10%.

March 28, 2017 Financing

On March 28, 2017 the Company issued a note for $5,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $4,946. The notes mature on March, 2018 and carry an interest rate of 10%.

Consulting Notes

January 2017

On January 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on April 1, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $10,111. The notes carry an interest rate of 10% and mature on June 30, 2017.

February 2017

On February 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on May 1, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $13,556. The notes carry an interest rate of 10% and are due on July 31, 2017.

March 2016

On March 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on June 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $16,721. The notes carry an interest rate of 10% and are due on August 31, 2017.

NOTE 6: ADVANCES FROM RELATED PARTY

Commencing in the fourth quarter of the Fiscal year, Ms. Linda Giampietro, a related party of the Company advanced funds to the Company. All advances bear interest at a rate of 1% per month with a minimum commitment on each advance of thirty days.

Advances from Related parties are as follows:

	March 31, 2017	December 31, 2016
Advances from Related Party	$461,463	$127,148

NOTE 7: DUE TO RELATED PARTY

The Company has been given access to the Line of Credit that Madeira Beach Seafood, Inc. (“MBS”) has with Bank of America. As of December 31, 2016, Omni Shrimp has utilized $196,000 from that line of credit. Interest, charge at a rate of 5.25% per year, is paid by Omni to MBS who then pays the bank. The liability to Bank of America lies with MBS

Prior to the onset of operations at Omni Shrimp, Inc., MBS advanced Omni $20,000 for the commencement of operations. Additionally, they funded Omni and additional $5,743 for expenses. As such, the liability to MBS is $25,743.

At March 31, 2017 and December 31, 2016, the amount owed to MBS was as follows:

	March 31, 2017	December 31, 2016
Amount forwarded from MBS from Bank of America line	$196,000	$196,000
Amount advanced by MBS to Omni Shrimp, Inc.	25,743	25,743

Amount outstanding at March 31, 2017 and December 31, 2016	$221,743	$221,743

NOTE 8. DERIVATIVE LIABILITY

The Company’s derivative liabilities as of March 31, 2017 and December 31, 2016 are as follows:

●	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

●	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of March 31, 2017 and December 31, 2016.

The fair value of the derivative liabilities as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Note conversion feature liabilities	$2,976,952	$2,077,850
Warrant liability	154,291	88,041
Total	3,131,243	2,165,891

NOTE 9. STOCKHOLDERS’ DEFICIENCY

Common Stock

Common Stock Issuances

During 2017, the Company issued 1,948,977 common shares in satisfaction of $18,648 of principal obligations plus accrued interest to lenders on convertible debt.

Warrants

The company still has the following immaterial warrants outstanding from prior to our reverse merger on June 23, 2016.

	2016			2017
	Shares	Weighted average exercise price	Weighted average remaining life-Years	Shares	Weighted average exercise price	Weighted average remaining life-Years

Outstanding: beginning of the year	545,294	$1.13	5.9	1,217,941	$0.35	3.9
Granted during the year	675,000	$0.07		—	—	—
Cancelled or forfeited	(2,353)	$102.00		—	$—	—

Warrants outstanding: end of year	1,217,941	$0.35	4.9	1,217,941	$0.35	3.6

Warrants exercisable: end of year	1,217,941	$0.35	4.9	1,217,941	$0.35	3.6

As of March 31, 2017, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

Preferred Stock Series E

The Series E Convertible Preferred Stock is convertible into 95% of the Company’s common stock and votes on an as-converted basis.  The Series E designation limits the holders’ rights to convert its Convertible Preferred Stock, and the aggregate voting powers, to no more than 4.99% of the votes attributable to the total outstanding common shares.

There are currently 28,500 shares of Series E Preferred stock with a face value of $35. Dividends of $38,397 have been accrued as of March 31, 2017.

NOTE 10. SEGEMENT DATA

The Company’s operates in one segment, sales of shrimp and related products.

NOTE 11. LEASES

The Company leases its office space at 13613 Gulf Boulevard, Madeira Beach FL. The monthly rent is $1,500, and rent expense for the period ended March 31, 2017 was $4,500.

NOTE 12. RELATIONSHIPS WITH AFFILIATES

The Management of the Company and the owners of MBS are the same. The Company believes that the following relationships with these parties are to be disclosed:

Shared Management

The CEO, COO and Executive Vice President, Mr. Wrynn, Mr. Stelcer and Ms. Giampietro, respectively are all employees of MBS. Pursuant to management contracts, a liability of $30,000 per month, $90,000 at March 31, 2017 has been incurred by the Company to compensate MBS for their services in 2017.

Use of Line of Credit

The Company funds its operations in part through the use of MBS’ outstanding line of credit with Bank of America. Interest on the line of credit is 5.25% per annum. As of March 31, 2017, the Company has borrowed $196,000 under this arrangement

Loans from MBS

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

Shared Administrative Personnel

The accounting and record-keeping function at Omni Shrimp, Inc. is provided by personnel at MBS. No fee is charged for these services

The Company’s President and Chief Executive Officer did not receive a management fee or other compensation in connection with his services to the Company. The Company reimburses its President and Chief Executive Officer for all direct and indirect costs of services provided and other expenses necessary or appropriate to the conduct of our business.

NOTE 13. SUBSEQUENT EVENTS

Issuance of Debt

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

On April 27, 2017, the Company issued a note for $15,000 for cash. The convertible promissory note bears no interest and matures on December 31, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears no interest and matures on November 1, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Issuance of shares and Conversion of debt

Subsequent to the Balance sheet date, an investor converted $4,519 of principal debt and accrued interest for 350,339 shares.

Consulting Agreement

Commencing with April 1, 2017, the rate for consulting services under the Consulting Agreement was $5,000 per month.

Change in Legal Entity and stock symbol

As of April 7, 2017, the Company changed its name to Omni Shrimp, Inc.

Effective May 3, 2107, the Company’s shares were traded under the symbol “OMSH.”

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

●	the ability to raise capital to fund our operations until we generate adequate cash flow internally;
●	the terms and timing of product sales and licensing agreements;
●	our ability to enter into strategic partnering and joint development agreements;
●	our ability to competitively market our controlled release and filled tube products;

●	the successful implementation of research and development programs;
●	our ability to attract and retain key personnel;
●	general market conditions.

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

Liquidity

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net loss for the three months ended March 31, 2017 of approximately ($1,497,000), but used approximately $543,000 in cash from operations. The Company had negative working capital and stockholders’ deficiency of approximately $4,862,000 at March 31, 2017. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and sales of common stock. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of March 31, 2017 the Company owed approximately $2,270,000 to lenders in the form of convertible notes payable and accrued interest. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

Operating activities

Net cash (used) in operating activities for the three months ended March 31, 2017 and 2016 was ($542,887) and ($86,085), respectively. The net loss generated for the nine months ended March 31, 2017 was ($1,576,229) compared to net income of $64,844 in the three month period ended March 31, 2017.   The following items were used to reconcile the change in net income for the following three month periods:

	March 31, 2017	March 31, 2016
Net income (loss)	$(1,497,840)	$64,844
Add: Loss of conversion on debt	62,060	—
Loss on change in fair value of derivative liability	832,452	—
Amortization of convertible note discount	384,664
Change in Working capital	(324,223)	(150,929)
Cash used in Operating activities	$(542,887)	(86,085)

Investing activities

There were no cash flows from investing activities for the three months ended March 31, 2017 or March 31, 2016.

Financing Activities

During the quarter ended March 31, 2017, the Company generated cash flows of $476,315 through related party advances of $334,315, issuances of cash notes of $82,000 and consulting notes of $60,000.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2016 report on Form 10K issued on April 28, 2017 for a complete discussion of the critical accounting policies which have not changed during the three months ended March 31, 2017.

Comparison of Statement of Operations for the three months and nine months ended March 31, 2017 and 2016

Revenue, Cost of Goods Sold and Gross Profit

Revenue, Cost of goods sold and gross profit for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Revenue	$773,346	$634,215
Cost of goods sold	679,708	545,496
Gross Profit	$93,638	$88,719
Gross profit margin	12%	14%

Revenues were $139,131, or 22% higher, in the quarter ended March 31, 2017 due to the fact that the Company’s operations were not outstanding the entire quarter in 2016

Operating Expenses

Operating expenses were $262,496 for the three months ended March 31, 2017, an increase of $238,621 over the same period for 2016

Compensation Expense was $90,000 and $-0- for the quarter ended March 31, 2017 and 2016, respectively, due to the establishment of employment contracts for our management team as of January 1, 2017. Expenses are $30,000 per month

Professional Fees were $39,416 and $-0- for the quarter ended March 31, 2017 and 2016, respectively. These expenses related to audits and legal fees which were not incurred in the prior period.

Consulting services were $74,673 and $-0- for the quarter ended March 31, 2017 and 2016, respectively, primarily due to the establishment of consulting contracts. Expenses were $20,000 per month.

Transportation, Storage and Broker Fees were $40,603 and $21,399 for the quarter ended March 31, 2017 and 2016, respectively. These expenses are associated with storing in freezer facilities, transporting to buyers as well as paying brokers for arranging sales.

General and Administrative Expenses were $14,591 and $342 for the quarter ended March 31, 2017 and 2016, respectively.

Other Income (expense), net for the three months ended March 31, 2017 and 2016

Other income (expense) for the three months ended March 31, 2017 was ($1,328,983). There was no other income (expense) for the period ended March 31, 2016.

Interest expense was $434,471 for the three months ended march 31, 2017. $384,664 was the amortization of discounts on convertible notes after the establishment of derivative liabilities. The remainder was the interest on the convertible and non-convertible indebtedness of the Company.

Loss on the conversion of debt of $62,060 relates to the conversion terms of the debt.

Loss on Change of the Fair market value of the derivative liability was ($832,452) for the three month period ending March 31, 2017. This was principally due to increased volatility in the stock price for the current period.

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None besides those reported in our Form 10K filed on April 28, 2017 and this document

Item 3. Defaults Upon Senior Securities

None

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

Omni Shrimp, Inc.

Date:	May 11, 2017	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)