Form 10-Q
period 2017-06-30
Omni Shrimp, Inc.
filed 2017-10-13
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                      June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

from _______________________________ to_______________________________

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,371,670 as of October 13, 2017

Item 1.  Financial Statements

 OMNI SHRIMP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$36,325	$200,107

Accounts Receivable net of Allowance for doubtful accounts of $65,307 and $-0- at June 30, 2017 and December 31, 2016, respectively	212,473	156,650
Inventory	313,393	119,813
Prepaid and Other	1,430	2,309

Total Current Assets	563,620	478,879

NON-CURRENT ASSETS
Property and Equipment, net	797	797

Total Non-current assets	797	797

Total Assets	$564,417	$479,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$159,666	148,847
Accrued Expenses	546,694	362,356
Accrued Interest	215,110	134,279
Accrued Dividend Payable on Series E Preferred	50,832	26,099
Convertible Notes Payable , face value of $2,134,415 and $1,968,600, net of discount of $631,715 and $1,233,602, resspectively at June 30, 2017 and December 31, 2016, respectively	1,502,700	734,998
Advances from Related party	184,900	127,148
Due to Related Party	311,743	221,743
Derivative liability	3,991,312	2,165,891

Total Current Liabilities	6,962,956	3,921,362

STOCKHOLDERS’ DEFICIENCY:

Preferred Series E, 28,500 and 28,500 shares outstanding at June 30, 2017 and December 31, 2016, respectively, par value $.001 per share, liquidation preference of $1,048,332 and $1,023,599 at June 30, 2017 and December 31 2016, respectively	29	29
Common stock at $0.001 par value: 800,000,000 shares authorized; 6,769,474 and 3,854,185 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6,769	3,854
Dividends due to Series E Preferred Holders	(50,832)	(26,099)
Additional paid-in capital	39,427	14,864
Accumulated deficit	(6,393,933)	(3,434,334)
Total Stockholders’ Deficiency	(6,398,539)	(3,441,686)

Total Liabilities and Stockholders’ Deficiency	$564,417	$479,676

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

INCOME:
Revenue	$816,401	$616,586	$1,589,747	$1,250,800
Cost of Goods Sold	773,006	542,188	1,452,713	1,087,683

Gross Profit	43,396	74,398	137,034	163,117

OPERATING EXPENSES:
Compensation Expense	90,000	—	180,000	—
Professional Fees	29,684	1,688	40,004	1,688
Consulting Services	33,012	—	107,685	—
Transportation, Storage and Broker Fees	36,089	17,139	76,692	38,538
General and Administrative Expenses	32,809	2,891	63,413	3,234
Sales and Marketing	2,233	5,233	18,530	7,367
Bad Debt Expense	65,307	—	65,307	—

Total operating expenses	289,135	26,952	551,631	50,825

INCOME (LOSS) FROM OPERATIONS	(245,739)	47,446	(414,597)	112,291

OTHER INCOME (EXPENSE):
Interest expense	(462,110)	(2,154)	(896,581)	(2,154)
Loss on change in fair market value of derivative liability	(753,909)	—	(1,648,421)	—

Other income (expense), net	(1,216,019)	(2,154)	(2,545,002)	(2,154)

Loss before income tax provision	(1,461,759)	45,292	(2,959,599)	110,138

Income tax provision	—	—	—	—

NET INCOME (LOSS) OMNI SHRIMP INC	(1,461,759)	45,292	(2,959,599)	110,138

Accrued dividends to Preferred Stockholders	(12,435)		(24,733)

Net Income (Loss) applicable to common shareholders	$(1,474,193)	$45,292	$(2,984,332)	$110,138

Basic Earnings; Gain (loss) per share	$(0.24)	$.02	$(0.52)	$0.04
Diluted Earnings: Gain (loss) per share	$(0.24)	$.01	$(0.52)	$0.02

Weighted average common shares outstanding
- Basic and diluted	6,197,858	2,894,684	5,730,232	2,894,684
- Diluted	6,197,858	7,150,185	5,730,232	7,150,185

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock Series E, $0.001 Par Value		Common Stock, $0.001 Par Value		Dividends on Preferred Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Number of		Number of
	Shares	Amount	Shares	Amount	Series E	Capital	Deficit	Deficiency
Balance, December 31, 2016	28,500	$29	3,854,185	$3,854	$(26,099)	$14,864	$(3,434,334)	$(3,441,687)

Issuance of common stock for conversion of debt	—	—	2,915,289	2,915	—	24,564	—	27,479

Issuance of Dividends on Series E Preferred	—	—	—	—	(24,733)	—	—	(24,733)

Net loss for the six months ended June 30, 2017	—	—	—	—	—	—	(2,959,599)	(2,959,599)

Balance, June 30, 2017	28,500	$29	6,769,474	$6,769	$(50,832)	$39,427	$(6,393,933)	$(6,398,539)

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,959,599)	$110,138

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad Debt Expense	65,307	—
Loss on change in fair market value of derivative liability	1,648,421	—
Amortization of Convertible note discount	778,887	—

Changes in operating assets and liabilities:
Accounts Receivable	(121,130)	(224,564)
Inventory	(193,580)	(112,980)
Prepaid and Other	879	(151)
Accounts Payable and Accrued Expenses	195,157	185,614
Accrued Interest	97,125	—

NET CASH USED IN OPERATING ACTIVITIES	(488,533)	(41,943)

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH FROM IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from Related party	184,595	—
Increase in due to Related party	(36,843)	133,743
Issuance of convertible debt for cash	102,000	—
Issuance of Consulting Notes	75,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	324,751	133,743

NET CHANGE IN CASH	(163,782)	91,800

Cash at beginning of period	200,107	—

Cash at end of period	$36,325	91,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible debentures and accrued interest retired through issuance of common stock	$27,479	$—
Notes issued for Consulting services	$75,000	$—
Debt discount as a result of beneficial conversion feature	$177,000	$—

See notes to unaudited condensed consolidated financial statements

Omni Shrimp, Inc.

June 30, 2017

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY, MATERIAL DEFINITIVE AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements include the following: 1) Balance sheets as of June 30, 2017 and December 31, 2016; 2) Statements of Operations for the three months and six months ended June 30, 2017 and June 30, 2016; 3) Statement of Shareholders’ Deficiency from December 31, 2016 through June 30, 2017, and 4) Statement of Cash Flows for the six months ended June 30, 2017 and June 30, 2016. They are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on April 28, 2017.

Liquidity and Going Concern

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the three month and six month period ending June 30, 2017 of approximately ($1,462,000) and ($2,960,000), respectively. The Company had negative working capital and stockholders’ deficiency of approximately $6,400,000 at June 30, 2017. Since, inception the Company’s growth has been funded through the issuance of convertible debt, borrowings under lines of credit and internal operations These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

Basis of Consolidation

The condensed consolidated financial statements include assumed former liabilities of our former parent company. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Omni does not own vessels nor have employees who are involved with the catching, transporting or processing of shrimp. Omni’s business model is as follows:

●	We purchase shrimp from incoming vessels;
●	Through brokers, we arrange for sales to distributors;
●	We refrigerate as inventory that we cannot immediately sell;
●	We process at a facility in Louisiana if purchasers require certain needs (e.g.- shrimp are to be headless), and
●	We send directly to customers the remainder

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate such estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three and six month periods ending June 30, 2017 and 2016.

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

As of June 30, 2017 there were 327,840,585 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings.

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

Shares associated with the issuance of Series E Preferred stock are reported on an as converted basis

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-011 to Topic 330, Inventory. This ASU requires entities using inventory costing methods other than last-in-first-out and retail inventory method to value their inventory at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year. Additional ASUs have been issued that are part of the overall new revenue guidance including: ASU 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10: Identifying Performance Obligations and Licensing and ASU 2016-12: Narrow Scope Improvements and Practical Expedients. The Company is currently assessing the impact that adopting these new revenue accounting standards will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for operating or financing lease arrangements exceeding a twelve month term, a right-of-use asset and a lease obligation will be recognized on the balance sheet of the lessee while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable represent sales of shrimp not yet paid for. Sales terms vary with each contract but payment is on average received within 30 days.

Balances of Accounts Receivables are as follows:

	June 30, 2017	December 31, 2016
Accounts receivables	$277,780	$156,650
Allowance for doubtful accounts	(65,307)	—
Accounts Receivable, net of Allowance for doubtful accounts	$212,473	$156,650

NOTE 3. INVENTORY

Inventory represents the cost of shrimp caught but not yet sold. Shrimp may be retained for up two years in a refrigerated environment. As such, there is no allowance for obsolescence. All inventory is finished product. The company uses the First In- First Out (“FIFO”) method for cost flow assumptions.

Balances of Inventory are as follows:

	June 30, 2017	December 31, 2016
Gross Inventory	$313,393	$119,813
Allowance for Obsolescence	—	—
Inventory	$313,393	$119,813

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Property and Equipment	$1,860	$1,860
Accumulated depreciation	(1,063)	(1,063)
Property and equipment, net	$797	$797

Property and Equipment is Office furniture and equipment located at our Madeira Beach headquarters. No Depreciation expense on property and equipment was recorded for the three months and six months ended June 30, 2017 due to its immaterial nature.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes payable totaled $1,502,700 and $734,998 at June 30, 2017 and December 31, 2016, respectively as follows:

	June 30, 2017	December 31, 2016
Convertible Notes Payable (at face value)	$2,134,415	$1,968,600
Unamortized discount	(631,715)	(1,233,602)
Convertible notes payable (net of discount)	$1,502,700	$734,998

The Company is currently in discussion with its creditors to extend the maturities of all of its outstanding indebtedness.

At June 30, 2017, the balances were as follows:

Convertible Notes Payable
Balance at June 30, 2017

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance
Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(12,865)	$1,417,140	$473,239	$943,901
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	0	344,000
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	63,505	65,270
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	1,667	5,833
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	0	20,000
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	0	20,000
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	0	20,000
March 21,2017 cash financing	21-Mar-17	21-Mar-18	57,000	—	57,000	41,227	15,773
February 13, 2017 cash financing	13-Feb-17	13-Feb-18	20,000	—	20,000	12,493	7,507
March 28,2017 cash financing	28-Mar-17	31-Dec-17	5,000	—	5,000	3,309	1,691
January 2017 consulting note	1-Jan-17	30-Jun-17	20,000	—	20,000	0	20,000
February 2017 consulting note	1-Feb-17	31-Jul-17	20,000	—	20,000	3,444	16,556
March 2017 consulting note	1-Mar-17	31-Jul-17	20,000	—	20,000	6,776	13,224
April 2017 consulting note	1-Apr-17	31-Aug-17	5,000	—	5,000	2,039	2,961
Alpha financing- April 2017	27-Apr-17	30-Apr-18	15,000	—	15,000	12,391	2,609
May 2017 consulting note	1-May-17	30-Sep-17	5,000	—	5,000	3,026	1,974
June 2017 consulting note	1-Jun-17	31-Oct-17	5,000	—	5,000	4,046	954
June 6, 2017 cash financing	6-Jun-17	28-Feb-18	5,000	—	5,000	4,551	449
Convertible Notes payable at June 30, 2017			$2,147,280	$(12,865)	$2,134,415	$631,715	$1,502,700

At December 31, 2016, the balances were as follows:

Convertible Notes Payable

Balance at December 31, 2016

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance
Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(1,680)	$1,428,325	$938,762	$489,563
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	120,980	223,020
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	127,364	1,411
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	6,532	968
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	9,945	10,055
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	13,333	6,667
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	16,685	3,315

Convertible Notes payable at December 31, 2016			$1,970,280	$(1,680)	$1,968,600	$1,233,602	$734,998

Financings in 2016

Assumption of Convertible Notes Per Surrender and Amendment Agreement

The following debtholders of the Predecessor entity agreed to reduce the face value of the obligations owed to them by approximately $300,000 as well as approximately $600,000 in accrued in interest. Subsequent to these reductions, the amounts owed to these creditors, which were assumed by Omni were as follows:

$1,417,140 in convertible notes payable (as detailed below), and $28,563 in accrued interest

Date Issued	Description	Purchaser	Original Amount	Face value Outstanding at June 30, 2017

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$900,000	$900,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Marlin Capital LLC	$210,000	$210,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Bull Hunter LLC	$140,000	$140,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$180,005	$167,140

	Total Convertible debt from Surrender and Amendment Agreement		$1,430,005	$1,417,140

The Company accounted for the assumption of the convertible promissory notes in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $1,430,005. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $473,239. These notes mature on December 31, 2017 and bear an interest rate of 10%.

Cape One Master Fund II LP Convertible Promissory Notes

Omni assumed $344,000 of convertible notes owed to Cape One Master Fund II LP. The Notes have a face value of $344,000, carry an 8% interest rate, mature on June 30, 2017 and are convertible at $.02 per share.

The Company accounted for the assumption of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $344,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes matured on June 30, 2017 and bear an interest rate of 8%.

December 27, 2016 Financing

On that date, the Company issued a note for $128,775 comprised of various financings throughout the year. These notes were combined into a single note which was recorded on December 27, 2016. The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note were recorded net of a discount of $128,775. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $63,505. The notes mature on December 27, 2017 and carry an interest rate of 8%.

November 25, 2016 Financing

On that date, the Company issued a note for $7,500 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The convertible note matures on August 31, 2017 and has a stated interest rate of 10%.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $7,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $1,667.

Consulting Notes

October 2016

On October 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on March 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

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

November 2016

On November 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on April 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes carry an interest rate of 10% and are due on April 30, 2017.

December 2016

On December 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on May 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes carry an interest rate of 10% and are due on May 31, 2017.

Financings in 2017

February 13, 2017 Financing

On that date, the Company issued a note for $20,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $12,493. The notes mature on February 13, 2018 and carry an interest rate of 8%.

March 21, 2017 Financing

On that date, the Company issued a note for $57,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 25 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $57,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $41,227. The notes mature on March 21, 2018 and carry an interest rate of 12% and a default interest rate of 24%.

March 28, 2017 Financing

On that date, the Company issued a note for $5,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $3,309. The notes mature on December 31, 2017 and carry an interest rate of 10%.

April 27, 2017 Financing

On that date, the Company issued a note for $15,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $12,391. The notes mature on April 30, 2018 and carry an interest rate of 8%.

June 6, 2017 Financing

On that date, the Company issued a note for $5,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $4,551. The notes mature on February 28, 2018 and carry an interest rate of 10%.

Consulting Notes

January 2017

On January 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on June 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-. The notes carry an interest rate of 10% and matured on June 30, 2017.

February 2017

On February 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matures on July 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $3,444.

March 2017

On March 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $6,776. The notes carry an interest rate of 10% and are due on July 31, 2017.

April 2017

On April 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matures on August 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $2,039.

May 2017

On May 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matures on September 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $3,026.

June 2017

On June 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matures on August 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The conversion price is subject to anti-dilution protection and down round provisions in the event that the Company issues additional equity securities at a price less than the conversion price. The Company may prepay the note at 150% of the entire outstanding principal amount of the note plus any accrued but unpaid interest.

The Company accounted for the issuance of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $4,046.

NOTE 6: ADVANCES FROM RELATED PARTY

Commencing in the fourth quarter of the prior Fiscal year, Ms. Linda Giampietro, a related party of the Company advanced funds to the Company. All advances bear interest at a rate of 1% per month with a minimum commitment on each advance of thirty days.

Advances from Related parties are as follows:

	June 30, 2017	December 31, 2016
Advances from Related Party	$184,900	$127,148

NOTE 7: DUE TO RELATED PARTY

The Company has been given access to the Line of Credit that Madeira Beach Seafood, Inc. (“MBS”) has with Bank of America. As of June 30, 2017 and December 31, 2016, Omni Shrimp had utilized $286,000 and $196,000, respectively, from that line of credit. Interest, charge at a rate of 5.25% per year, is paid by Omni to MBS who then pays the bank. The liability to Bank of America lies with MBS.

Prior to the onset of operations at Omni Shrimp, Inc., MBS advance Omni $20,000 for the commencement of operations. Additionally, they funded Omni and additional $5,743 for expenses. As such, the liability to MBS is $25,743.

At June 30, 2017 and December 31, 2016, the amount owed to MBS was as follows:

	June 30, 2017	December 31, 2016

Amount forwarded from MBS from Bank of America line	$286,000	$196,000
Amount advanced by MBS to Omni Shrimp, Inc.	25,743	25,743

Amount outstanding at June 30, 2017 and December 31, 2016	$311,743	$221,743

NOTE 8. DERIVATIVE LIABILITY

The Company’s derivative liabilities as of June 30, 2017 and December 31, 2016 are as follows:

●	The debt conversion feature embedded in the various Convertible Promissory Notes which contain anti-dilution provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

●	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of June 30, 2017 and December 31, 2016.

The fair value of the derivative liabilities as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Note conversion feature liabilities	$3,974,897	$2,077,850
Warrant liability	16,415	88,041
Total	$3,991,312	$2,165,891

NOTE 9. STOCKHOLDERS’ DEFICIENCY

Common Stock

Common Stock Issuances

During 2017, the Company issued 2,915,289 common shares in satisfaction of $11,185 of principal obligations plus $16,294 of accrued interest to lenders on convertible debt.

Warrants

The company still has the following warrants outstanding from prior to our reverse merger on June 23, 2016.

	2016			2017
	Shares	Weighted average exercise price	Weighted average remaining life-Years	Shares	Weighted average exercise price	Weighted average remaining life-Years

Outstanding: beginning of the year	545,294	$1.13	5.9	1,217,941	$0.35	3.9
Granted during the year	675,000	$0.07		—	—	—
Cancelled or forfeited	(2,353)	$102.00		—	$—	—

Warrants outstanding: end of period	1,217,941	$0.35	4.9	1,217,941	$0.35	3.3

Warrants exercisable: end of period	1,217,941	$0.35	4.9	1,217,941	$0.35	3.3

As of June 30, 2017, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

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

There are currently 28,500 shares of Series E Preferred stock with a face value of $35. Dividends of $50,832 have been accrued since issuance.

The Series E Preferred stock has a liquidation preference of $1,048,332 as follows:

Shares outstanding	28,500

Face value per share	$35

Total face value	997,500

Accrued dividends	50,832

Liquidation preference at June 30, 2017	$1,048,332

NOTE 10. SEGEMENT DATA

The Company’s operates in one segment, sales of shrimp and related products.

NOTE 10. LEASES

The Company leases its office space at 13613 Gulf Boulevard, Madeira Beach FL. The monthly rent is $1,500, and rent expense for the period ended June 30, 2017 was $9.000.

NOTE 11. RELATIONSHIPS WITH AFFILIATES

The Management of the Company and the owners of MBS are the same. The Company believes that the following relationships with these parties are to be disclosed:

Shared Management

The CEO, COO and Executive Vice President, Mr. Wrynn, Mr. Stelcer and Ms. Giampietro, respectively are all employees of MBS. Pursuant to management contracts, a liability of $30,000 per month, $180,000 at June 30, 2017 has been incurred by the Company to compensate MBS for their services in 2017. Throughout the year, each individual has paid been $60,000 through June 30, 2017

Use of Line of Credit

The Company funds its operations in part through the use of MBS’ outstanding line of credit with Bank of America. Interest on the line of credit is 5.25% per annum. As of June 30, 2017, the Company has borrowed $282,000 under this arrangement.

Loans from MBS

MBS has loaned the Company approximately $25,000 since its inception. These loans are promissory notes with no due date or interest rate.

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

NOTE 12. SUBSEQUENT EVENTS

Issuance of Common stock

On July 26, 2017, the Company issued 602,196 shares for the conversion of $3,000 of convertible debt plus $3,333 in accrued interest.

Issuance of Debt

On July 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on November 30, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On July 10, 2017, the Company issued a note for $15,000 for cash. The convertible promissory note bears twelve percent interest and matures on July 31, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock a conversion price at the lesser of (a) seventy five percent of the closing bid price for the Company’s common stock on the date of issuance or (b) 70% of the lowest closing bid price for the thirty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On August 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on December 31, 2017. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on January 31, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On October 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on February 28, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

New Consulting Contract

Effective July 1, 2017, the Company entered into a new consulting contract with Wall Street Consulting Group, Inc. (“WSCG”) WSCG will provide sponsorship for the Company’s stock in the public markets. This will include, among other things: a) introducing the Company to retail brokers; b) disseminating company emails; c) holding investor conference calls and d) answering inquiries by stockholders.

WSCG’s fee shall be $5,000 per month. In addition, they will receive 20,000 restricted shares and 20,000 options exercisable at $.035 for two years.

Advance from Related Party

From July 1, to the date of this report Ms. Giampietro has advanced the Company about $89,500 and has been repaid approximately $114,000. As a result, the balance owed is approximately $25,500 less than it was at June 30, 2017.

Discussions with Creditors

The Company is currently in discussion with its creditors to extend the maturities of all of its outstanding indebtedness.

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

Liquidity

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the six months ended June 30, 2017 of approximately $2,960,000, but used approximately $488,000 in cash from operations. The Company had negative working capital and stockholders’ deficiency of approximately $6,399,000 at June 30, 2017. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and sales of common stock. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of June 30, 2017 the Company owed approximately $2,350,000 to lenders in the form of convertible notes payable and accrued interest to unrelated parties. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

Operating activities

Net cash (used) in operating activities for the six months ended June 30, 2017 and 2016 was ($488,533) and ($42,093), respectively. The net loss generated for the six months ended June 30, 2017 was ($2,959,599) compared to net income of $110,138 in the six month period ended June 30, 2016. The following items were used to reconcile the change in net income (loss) for the following three month periods:

	June 30, 2017	June 30, 2016
Net income (loss)	$(2,959,599)	$110,138
Add:
Gain on change in fair value of derivative liability	1,648,421	—
Amortization of convertible note discount	778,887
Bad Debt Expense	65,307	—
Change in Working capital and other	(21,549)	(152,081)
Cash used in Operating activities	$(488,533)	(41,943)

Investing activities

There were no cash flows from investing activities for the six months ended June 30, 2017 or June 30, 2016.

Financing Activities

During the six months ended June 30, 2017, the Company generated cash flows of $324,751 through related party advances of $184,595, issuances of cash notes of $102,000 and consulting notes of $75,000. These were offset by repayments of amounts due to related parties of $36,843. During the six months ended June 30, 2016, the Company borrowed an additional $133,743 from a Related Party.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2016 report on Form 10K issued on April 28, 2017 for a complete discussion of the critical accounting policies which have not changed during the six months ended June 30, 2017.

Comparison of Statement of Operations for the three months and six months ended June 30, 2017 and 2016

Three months ended June 30, 2017 and 2016

Revenue, Cost of Goods Sold and Gross Profit

Revenue, Cost of goods sold and gross profit for the three months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Revenue	$816,401	$616,586
Cost of goods sold	773,006	542,188
Gross Profit	$43,396	$74,398
Gross profit margin	5%	12%

Revenues were $199,816 higher, in the quarter ended June 30, 2017, due to expansion of operations.

Cost of goods sold were $230,818 higher, in the quarter ended June 30, 2017 due to expansion of operations.

The Company’s margins were lower in the quarter ended June 30, 2017 due to the mix of product that was sold during the second quarter.

Operating Expenses

Operating expenses were $289,135 for the three months ended June 30, 2017 versus $26,952 in the three months ended June 30, 2016.

Compensation Expense was $90,000 and $-0- for the quarter ended June 30, 2017 and 2016, respectively, due to the establishment of employment contracts for our management team as of January 1, 2017. Expenses are $30,000 per month.

Professional Fees were $29,684 and $1,688 for the quarter ended June 30, 2017 and 2016, respectively. These expenses related to audit and legal fees. The increase was due to becoming a public company.

Consulting services were $33,012 and $-0- for the quarter ended June 30, 2017 and 2016, respectively, primarily due to the establishment of consulting contracts in the current year.

Transportation, Storage and Broker Fees were $36,089 and $17,139 for the quarter ended June 30, 2017 and 2016, respectively. These expenses are associated with storage in freezer facilities, transporting to buyers as well as paying brokers for arranging sales.

General and Administrative Expenses were $32,809 and $2,891 for the quarter ended June 30, 2017 and 2016, respectively. These expenses are comprised mostly of rent, travel, payroll taxes and SEC filing expenses. Expenses were higher due to the cost of being a public entity.

Sales and Marketing Expenses were $2,233 and $5,233 for the quarter ended June 30, 2017 and 2016, respectively. These expenses are mostly for advertising.

Bad Debt Expense was $65,307 and $-0- for the quarter ended June 30, 2017 and 2016, respectively. The expense in 2017 relates to a receivable which was not remitted to the Company form one of its brokers. The Company is contemplating various steps to obtain these funds, including legal action.

Other Income (expense), net for the three months ended June 30, 2017 and 2016

Other income (expense) for the three months ended June 30, 2017 was ($1,216,019). There was ($2,154) in other income (expense) for the three month period ended June 30, 2016.

Interest expense was ($462,110) for the three months ended June 30, 2017. $394,223 was the amortization of discounts on convertible notes after the establishment of derivative liabilities, a non-cash item. The remainder was the interest on the convertible and non-convertible indebtedness of the Company.

Loss on Change of the Fair market value of the derivative liability was ($753,909) for the three month period ending June 30, 2017. This was principally due to increased volatility in the stock price for the current period.

Six months ended June 30, 2017 and 2016

Revenue, Cost of Goods Sold and Gross Profit

Revenue, Cost of goods sold and gross profit for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Revenue	$1,589,747	$1,250,800
Cost of goods sold	1,452,713	1,087,683
Gross Profit	$137,034	$163,117
Gross profit margin	9%	13%

Revenues were $338,947 higher, in the six months ended June 30, 2017 due to the expansion of the Company’s operations.

Cost of goods sold were $365,030 higher, in the six months ended June 30, 2017 due to the expansion of the Company’s operations.

The Company’s margins were lower in the six months ended June 30, 2017 due to the mix of product that was sold during that timeframe.

Operating Expenses

Operating expenses were $551,631 for the six months ended June 30, 2017 versus $50,825 for the six months ended June 30, 2016.

Compensation Expense was $180,000 and $-0- for the six months ended June 30, 2017 and 2016, respectively, due to the establishment of employment contracts for our management team as of January 1, 2017. Expenses are $30,000 per month

Professional Fees were $40,004 and $1,688 for the six months ended June 30, 2017 and 2016, respectively. These expenses related to audit and legal expenses. The increase was due to the Company becoming a public entity.

Consulting services were $107,685 and $-0- for the six months ended June 30, 2017 and 2016, respectively, primarily due to the establishment of consulting contracts.

Transportation, Storage and Broker Fees were $76,692 and $38,538 for the six months ended June 30, 2017 and 2016, respectively. These expenses are associated with storing in freezer facilities, transporting to buyers as well as paying brokers for arranging sales.

General and Administrative Expenses were $63,413 and $3,234 for the six months ended June 30, 2017 and 2016, respectively. These expenses are comprised mostly of rent, travel, payroll taxes and SEC filing expenses.

Sales and Marketing Expenses were $18,530 and $7,367 for the six months ended June 30, 2017 and 2016, respectively. These expenses are mostly for advertising

Bad Debt Expense was $65,307 and $-0- for the six months ended June 30, 2017 and 2016, respectively. The expense in 2017 relates to a receivable which was not remitted to the Company form one of its brokers. The Company is contemplating various steps to obtain these funds, including legal action.

Other Income (expense), net for the six months ended June 30, 2017 and 2016

Other income (expense) for the six months ended June 30, 2017 was ($2,545,002). There was ($2,154) in other income (expense) for the three month period ended June 30, 2016.

Interest expense was ($896,581) for the six months ended June 30, 2017. $778,887 was the amortization of discounts on convertible notes after the establishment of derivative liabilities, a non-cash item. The remainder was the interest on the convertible and non-convertible indebtedness of the Company.

Loss on Change of the Fair market value of the derivative liability was ($1,648,421) for the six month period ending June 30, 2017. This was principally due to increased volatility in the stock price for the current period.

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

Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting that are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective. The material weaknesses consist of an insufficient complement of qualified accounting personnel and controls associated with segregation of duties and ineffective controls associated with identifying and accounting for complex and non-routine transactions in accordance with U.S. generally accepted accounting principles.

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None besides those reported in our Form 10K filed on April 28, 2017 and this document

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of principal executive officer and principal accounting officer pursuant to section 302(a) of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of principal executive officer and principal accounting officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	*

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed consolidated financial statements	*

101. INS	XBRL Instance Document	*
101. SCH	XBRL Taxonomy Extension Schema Document	*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101. LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Omni Shrimp, Inc.

Date:	October 13, 2017	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)