Form 10-Q
period 2017-09-30
Omni Shrimp, Inc.
filed 2018-10-22
CIK 863895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                      September 30, 2017

or

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,095,400 as of October 22, 2018

1

Item 1.  Financial Statements

 OMNI SHRIMP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$540	$200,107
Accounts Receivable net of Allowance for doubtful accounts of $67,277 and $-0- at September 30, 2017 and December 31, 2016, respectively	165,718	156,650
Inventory	318,024	119,813
Prepaid and Other	3,772	2,309

Total Current Assets	488,054	478,879

NON-CURRENT ASSETS
Property and Equipment, net	—	797

Total Non-current assets	—	797

Total Assets	$488,054	$479,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$193,437	148,848
Accrued Expenses	644,694	362,356
Accrued Interest	264,754	134,279
Accrued Dividend Payable on Series E Preferred	63,403	26,099
Convertible Notes Payable, face value of $2,161,405 and $1,968,600, net of discount of $337,015 and $1,233,602, at September 30, 2017 and December 31, 2016, respectively	1,824,400	734,998
Advances from Related party	159,468	127,148
Due to Related Party	175,743	221,743
Derivative liability	4,574,320	2,165,891

Total Current Liabilities	7,900,219	3,921,362

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIENCY:

Preferred Series E, 28,500 and 28,500 shares outstanding at September 30, 2017 and December 31, 2016, respectively, par value $.001 per share, liquidation preference of $1,060,903 and $1,023,599 at September 30, 2017 and December 31 2016, respectively	29	29
Common stock at $0.001 par value: 800,000,000 shares authorized; 7,371,670 and 3,854,185 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	7,371	3,854
Dividends due to Series E Preferred Holders	(63,403)	(26,099)
Additional paid-in capital	67,765	14,864
Accumulated deficit	(7,423,927)	(3,434,334)
Total Stockholders’ Deficiency	(7,412,165)	(3,441,686)

Total Liabilities and Stockholders’ Deficiency	$488,054	$479,676

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

INCOME:
Revenue	$479,658	$452,385	$2,069,405	$1,703,185
Cost of Goods Sold	397,709	387,425	1,850,422	1,475,108

Gross Profit	81,949	64,960	218,983	228,077

OPERATING EXPENSES:
Compensation Expense	90,000	—	270,000	—
Professional Fees	14,920	42,661	54,924	33,138
Consulting Services	23,700	—	131,385	—
Transportation, Storage and Broker Fees	17,018	19,234	93,710	57,772
General and Administrative Expenses	6,236	8,480	84,479	9,467
Sales and Marketing	198	3,575	3,898	10,941
Bad Debt Expense	1,970	—	67,277	—

Total operating expenses	154,042	73,950	705,673	111,318

INCOME (LOSS) FROM OPERATIONS	(72,093)	(8,990)	(486,690)	116,759

OTHER INCOME (EXPENSE):
Interest expense	(388,488)	(49,215)	(1,285,068)	(2,995)
Gain/(Loss) on change in fair market value of derivative liability	(575,624)	71,915	(2,224,045)	—
Other income	6,210	6,671	6,210	—

Other income (expense), net	(957,902)	29,371	(3,502,903)	(2,995)

Gain/(Loss) before income tax provision	(1,029,995)	20,381	(3,989,593)	113,764

Income tax provision	—	—	—	—

NET INCOME (LOSS) OMNI SHRIMP INC	(1,029,995)	20,381	(3,989,593)	113,764

Accrued dividends to Preferred Stockholders	(12,571)	—	(37,304)	—

Net Income (Loss) applicable to common shareholders	$(1,042,566)	$20,381	$(4,026,897)	$113,764

Basic and Diluted Earnings; Gain/(Loss) per share	$(0.15)	$0.01	$(0.65)	$0.04

Weighted average common shares outstanding
- Basic and diluted	7,201,484	2,894,684	6,226,039	2,894,684

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock Series E, $0.001 Par Value		Common Stock, $0.001 Par Value		Dividends on Preferred Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Number of		Number of
	Shares	Amount	Shares	Amount	Series E	Capital	Deficit	Deficiency
Balance, December 31, 2016	28,500	$29	3,854,185	$3,854	$(26,099)	$14,864	$(3,434,334)	$(3,441,686)

Issuance of common stock for conversion of debt	—	—	3,517,485	3,517	—	52,901	—	56,418

Issuance of Dividends on Series E Preferred	—	—	—	—	(37,304)	—	—	(37,304)

Net loss for the nine months ended September 30, 2017	—	—	—	—	—	—	(3,989,593)	(3,989,593)

Balance, September 30, 2017	28,500	$29	7,371,670	$7,371	$(63,403)	$67,765	$(7,423,927)	$(7,412,165)

See notes to unaudited condensed consolidated financial statements

OMNI SHRIMP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,989,593)	$113,764

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad Debt Expense	67,277	—
Loss on change in fair market value of derivative liability	2,224,045	—
Amortization of Convertible note discount	1,103,587	—
Issuance of consulting notes for services	90,000
Depreciation Expense	797	—
Changes in operating assets and liabilities:
Accounts Receivable	(76,346)	(191,224)
Inventory	(198,211)	(312,573)
Prepaid and Other	(1,463)	(79)
Accounts Payable and Accrued Expenses	326,928	236,208
Accrued Interest	150,092	—

NET CASH USED IN OPERATING ACTIVITIES	(302,887)	(153,902)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment
	—	(1,860)

NET CASH FROM IN INVESTING ACTIVITIES	—	(1,860)

CASH FLOWS FROM FINANCING ACTIVITIES:	—
Increase in advances from Related party	32,320	—
Increase in due to Related party	(46,000)	136,743
Issuance of convertible debt for cash	117,000	30,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	103,320	166,743

NET CHANGE IN CASH	(199,567)	10,981

Cash at beginning of period	200,107	—

Cash at end of period	$540	10,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Convertible debentures and accrued interest retired through issuance of common stock	$33,802	$—
Notes issued for Consulting services	$90,000	$30,000
Dividends issued on outstanding	$37,304	$26,099
Debt discount incurred as a result of derivative liability	$207,000	$—

See notes to unaudited condensed consolidated financial statements

Omni Shrimp, Inc.

September 30, 2017

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	PRINCIPAL BUSINESS ACTIVITY, MATERIAL DEFINITIVE AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The condensed consolidated financial statements include the following: 1) Balance sheets as of September 30, 2017 and December 31, 2016; 2) Statements of Operations for the three months and nine months ended September 30, 2017 and September 30, 2016; 3) Statement of Shareholders’ Deficiency from December 31, 2016 through September 30, 2017, and 4) Statement of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016. They are unaudited. However, in the opinion of management of the Company, these condensed consolidated financial statements reflect all material adjustments, consisting solely of normal recurring adjustments unless otherwise indicated, necessary to present fairly the consolidated financial position and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results to be obtained for a full year. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Accordingly, these condensed consolidated financial statements do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on April 28, 2017.

Liquidity and Going Concern

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net income (loss) for the three month and nine month period ending September 30, 2017 of approximately ($1,030,000) and ($3,999,000), respectively. The Company had negative working capital and stockholders’ deficiency of approximately $7,412,000 at September 30, 2017. Since, inception the Company’s growth has been funded through the issuance of convertible debt, borrowings under lines of credit and internal operations These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

Basis of Consolidation

The condensed consolidated financial statements include assumed liabilities from the former operating entity. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Binomial lattice model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. The Company recognizes penalties and accrued interest related to unrecognized tax benefits in income tax expense. Income tax expense was $0 for the three and nine month periods ending September 30, 2017 and 2016.

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

As of September 30, 2017 there were 595,901,191 shares, respectively, underlying preferred stock, convertible debt, outstanding options and warrants that could potentially dilute future earnings.

.The Company has sufficient authorized shares to satisfy conversion of all the potentially dilutive instruments.

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

NOTE 2. ACCOUNTS RECEIVABLE

Accounts receivable represent sales of shrimp not yet paid for. Sales terms vary with each contract but payment is on average received within 30 days.

Balances of Accounts Receivables are as follows:

	September 30, 2017	December 31, 2016
Accounts receivables	$232,995	$156,650
Allowance for doubtful accounts	(67,277)	—
Accounts Receivable, net of Allowance for doubtful accounts	$165,718	$156,650

NOTE 3. INVENTORY

Inventory represents the cost of shrimp caught but not yet sold. Shrimp may be retained for up two years in a refrigerated environment. As such, there is no allowance for obsolescence. All inventory is finished product. The company uses the First In- First Out (“FIFO”) method for cost flow assumptions.

Balances of Inventory are as follows:

	September 30, 2017	December 31, 2016
Gross Inventory	$318,024	$119,813
Allowance for Obsolescence	—	—
Inventory	$318,024	$119,813

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Property and Equipment	$1,860	$1,860
Accumulated depreciation	(1,860)	(1,063)
Property and equipment, net	$—	$797

Property and Equipment, net is Office furniture and equipment located at our Madeira Beach headquarters. Depreciation expense on property and equipment for the nine months ended September 30, 2017 was $797. There is currently no balance in property and equipment, net at September 30, 2017.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible Notes payable totaled $1,824,400 and $734,998 at September 30, 2017 and December 31, 2016, respectively as follows:

	September 30, 2017	December 31, 2016
Convertible Notes Payable (at face value)	$2,161,415	$1,968,600
Unamortized discount	(337,015)	(1,233,602)
Convertible notes payable (net of discount)	$1,824,400	$734,998

At September 30, 2017, the balances were as follows:

Convertible Notes Payable
Balance at September 30, 2017

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance
Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(15,865)	$1,414,140	$236,620	$1,177,520
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	—	344,000
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	31,047	97,728
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	—	7,500
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	—	20,000
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	—	20,000
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	—	20,000
March 21,2017 cash financing	21-Mar-17	21-Mar-18	57,000	—	57,000	26,860	30,140
February 13, 2017 cash financing	13-Feb-17	13-Feb-18	20,000	—	20,000	7,452	12,548
March 28,2017 cash financing	28-Mar-17	31-Dec-17	5,000	—	5,000	1,655	3,345
January 2017 consulting note	1-Jan-17	30-Jun-17	20,000	—	20,000	—	20,000
February 2017 consulting note	1-Feb-17	31-Jul-17	20,000	—	20,000	—	20,000
March 2017 consulting note	1-Mar-17	31-Jul-17	20,000	—	20,000	—	20,000
April 2017 consulting note	1-Apr-17	31-Aug-17	5,000	—	5,000	—	5,000
Alpha financing- April 2017	27-Apr-17	30-Apr-18	15,000	—	15,000	8,641	6,359
May 2017 consulting note	1-May-17	30-Sep-17	5,000	—	5,000	—	5,000
June 2017 consulting note	1-Jun-17	31-Oct-17	5,000	—	5,000	1,020	3,980
June 6, 2017 cash financing	6-Jun-17	28-Feb-18	5,000	—	5,000	2,828	2,172
July 2017 consulting note	1-Jul-17	30-Nov-17	5,000	—	5,000	2,007	2,993
July 10, 2017 cash financing	10-Jul-17	31-Jul-18	15,000	—	15,000	11,813	3,187
August 2017 consulting note	1-Aug-17	31-Dec-17	5,000	—	5,000	3,026	1,974
September 2017 consulting note	1-Sep-17	31-Jan-18	5,000	—	5,000	4,046	954
Convertible Notes payable at September 30, 2017			$2,177,280	$(15,865)	$2,161,415	$337,015	$1,824,400

At December 31, 2016, the balances were as follows:

Convertible Notes Payable

Balance at December 31, 2016

	Date of Financing	Date of Maturity	Amount of Financing	Conversions	Outstanding Balance	Unamortized Discount	Net balance
Surrender Agreement Notes	23-Jun-16	31-Dec-17	$1,430,005	$(1,680)	$1,428,325	$938,762	$489,563
Cape One Notes	15-Dec-15	30-Jun-17	344,000	—	344,000	120,980	223,020
December 27, 2016 cash financing	27-Dec-16	27-Dec-17	128,775	—	128,775	127,364	1,411
November 25,2016 cash financing	25-Nov-16	31-Aug-17	7,500	—	7,500	6,532	968
Consulting note-October 2016	1-Oct-16	31-Mar-17	20,000	—	20,000	9,945	10,055
Consulting note-November 2016	1-Nov-16	30-Apr-17	20,000	—	20,000	13,333	6,667
Consulting note-December 2016	1-Dec-16	31-May-17	20,000	—	20,000	16,685	3,315
Convertible Notes payable at December 31, 2016			$1,970,280	$(1,680)	$1,968,600	$1,233,602	$734,998

Assumption of Convertible Notes Per Surrender and Amendment Agreement

The following debtholders of the Predecessor entity agreed to reduce the face value of the obligations owed to them by approximately $300,000 as well as approximately $600,000 in accrued in interest. Subsequent to these reductions, the amounts owed to these creditors, which were assumed by Omni were as follows:

$1,430,005 in convertible notes payable as detailed below

$28,563 in accrued interest (accounted for as accrued interest on the Balance sheet at December 31, 2016)

Date Issued	Description	Purchaser	Original Amount	Face value Outstanding at September 30, 2017

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Alpha Capital Anstalt, LLC	$900,000	$900,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Marlin Capital LLC	$210,000	$210,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Bull Hunter LLC	$140,000	$140,000

6/29/16	Interest at the rate of 10%, and convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.	Oscaleta Partners LLC	$180,005	$164,140

	Total Convertible debt from Surrender and Amendment Agreement		$1,430,005	$1,414,140

The Company accounted for the assumption of the convertible promissory notes in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $1,430,005. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $236,620. These notes matured on December 31, 2017 and bear an interest rate of 10%. The Notes are currently in default.

Cape One Master Fund II LP Convertible Promissory Notes

Omni assumed $344,000 of convertible notes owed to Cape One Master Fund II LP. The Notes have a face value of $344,000, carry an 8% interest rate, mature on June 30, 2017 and are convertible at $.02 per share.

The Company accounted for the assumption of the convertible promissory note in accordance with ASC 815 “Derivatives and fair market value and are marked to market through earnings at the end of each reporting period. The assumed value of the note was recorded net of a discount of $344,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes matured on June 30, 2017 and are currently in default.

December 27, 2016 Financing

On that date, the Company issued a note for $128,775 comprised of various financings throughout the year. These notes were combined into a single note which was recorded on December 27, 2016. The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 30 trading days prior to conversion.

The gross proceeds from the sale of the note were recorded net of a discount of $128,775. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $31,047. The notes mature on December 27, 2017 and carry an interest rate of 8%. The Notes are currently in default.

November 25, 2016 Financing

On that date, the Company issued a note for $7,500 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion. The convertible note matured on August 31, 2017 and has a stated interest rate of 10%. The Notes are currently in default.

The gross proceeds from the sale of the note are recorded net of a discount of $7,500. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $0. The Notes are currently in default.

Consulting Notes

October 2016

On October 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on March 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion. The Notes are currently in default.

The value of the note is recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-. The notes carry an interest rate of 10% and are at maturity.

November 2016

On November 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on April 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes carry an interest rate of 10% and matured on April 30, 2017. The Notes are currently in default.

December 2016

On December 1, 2016 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on May 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 70% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $-0-. The notes carry an interest rate of 10% and matured on May 31, 2017. The Notes are currently in default.

Financings in 2017

February 13, 2017 Financing

On February 13, 2017, the Company issued a note for $20,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. At the balance sheet date, the remaining unamortized discount was $7,452. The notes mature on February 13, 2018 and carry an interest rate of 8%. .

March 21, 2017 Financing

On March 21, 2017, the Company issued a note for $57,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 25 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $57,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $26,860. The notes mature on March 21, 2018 and carry an interest rate of 12% and a default interest rate of 24%.

March 28, 2017 Financing

On March 28, 2017, the Company issued a note for $5,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $1,655. The notes mature on December 31, 2017 and carry an interest rate of 10%.

April 27, 2017 Financing

On April 27, 2017, the Company issued a note for $15,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $8,641. The notes mature on April 30, 2018 and carry an interest rate of 8%.

June 6, 2017 Financing

On June 6, 2017, the Company issued a note for $5,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $2,828. The notes mature on February 28, 2018 and carry an interest rate of 10%.

July 10, 2017 Financing

On that date, the Company issued a note for $15,000 The Note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The gross proceeds from the sale of the note are recorded net of a discount of $15,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized discount was $11,813. The notes mature on July 31, 2018 and carry an interest rate of 10%.

Consulting Notes

January 2017

On January 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on June 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-.

February 2017

 On February 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on July 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-.

March 2017

On March 1, 2017 the Company issued a convertible promissory note in the principal amount of $20,000 to an unrelated party. The convertible note matured on July 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $20,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-.

April 2017

 On April 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on August 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-.

May 2017

On May 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on September 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $-0-.

June 2017

On June 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on October 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.

The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $1,020.

July 2017

On July 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on November 30, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $2,007.

August 2017

On August 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on December 31, 2017 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $3,026.

September 2017

 On September 1, 2017 the Company issued a convertible promissory note in the principal amount of $5,000 to an unrelated party. The convertible note matured on January 31, 2018 with the stated interest rate at 10%. The note is convertible into the Company’s common stock at a 50% discount of the lowest closing bid price during the 20 trading days prior to conversion.The value of the note was recorded net of a discount of $5,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. At the balance sheet date, the remaining unamortized balance was $4,046.

NOTE 6: ADVANCES FROM RELATED PARTY

Commencing in the fourth quarter of the prior Fiscal year, Ms. Linda Giampietro, a related party of the Company advanced funds to the Company. All advances bear interest at a rate of 1% per month with a minimum commitment on each advance of thirty days.

Advances from Related parties are as follows:

	September 30, 2017	December 31, 2016
Advances from Related Party	$159,468	$127,148

NOTE 7: DUE TO RELATED PARTY

The Company has been given access to the Line of Credit that Madeira Beach Seafood, Inc. (“MBS”) has with Bank of America. As of September 30, 2017 and December 31, 2016, Omni Shrimp had utilized $175,743 and $196,000, respectively, from that line of credit. Interest, charge at a rate of 5.25% per year, is paid by Omni to MBS who then pays the bank. The liability to Bank of America lies with MBS. The maximum amount of the line of credit is $500,000.

Prior to the onset of operations at Omni Shrimp, Inc., MBS advance Omni $20,000 for the commencement of operations. Additionally, they funded Omni and additional $5,743 for expenses. As such, the liability to MBS is $25,743. During the quarter ended September 30, 2017, these advances were repaid.

At September 30, 2017 and December 31, 2016, the amount owed to MBS was as follows:

	September 30, 2017	December 31, 2016

Amount forwarded from MBS from Bank of America line	$175,743	$196,000
Amount advanced by MBS to Omni Shrimp, Inc.		25,743

Amount outstanding at September 30, 2017 and December 31, 2016	$175,743	$221,743

NOTE 8. DERIVATIVE LIABILITY

The Company’s derivative liabilities as of September 30, 2017 and December 31, 2016 are as follows:

●	The debt conversion feature embedded in the various Convertible Promissory Notes which contain “down round" provisions that would be triggered if the Company issued instruments with rights to the Company’s common stock at prices below this exercise price (described in Note 2.)

●	Derivative liabilities related to outstanding warrants and options due to the Company having insufficient authorized shares to satisfy the exercise or conversion of all outstanding instruments as of September 30, 2017 and December 31, 2016.

The fair value of the derivative liabilities as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Note conversion feature liabilities	$3,532,551	$2,077,850
Warrant liability	11,656	88,041
Total	$3,544,207	$2,165,891

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At September 30, 2017, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the year ended September 30, 2013.

The following is the Company’s derivative liability measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Level 1	$—	$—
Level 2 – Derivative Liability
Level 3	4,574,320	2,165,891
Total	$4,574,320	$2,165,891

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at December 31, 2016	$2,165,891
Derivative liability Fair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – September 30, 2017	2,224,045
Elimination of derivative liability upon conversion of debt	(22,616)

Derivative liability balance at September 30, 2017	$4,574,320

NOTE 9. STOCKHOLDERS’ DEFICIENCY

Common Stock

Common Stock Issuances

During 2017, the Company issued 3,517,485 common shares in satisfaction of $14,185 of principal obligations plus $19,617 of accrued interest to lenders on convertible debt.

Warrants

The company still has the following warrants outstanding from prior to our reverse merger on June 23, 2016.

20

	2016			2017
	Shares	Weighted average exercise price	Weighted average remaining life-Years	Shares	Weighted average exercise price	Weighted average remaining life-Years

Outstanding: beginning of the year	545,294	$1.13	5.9	1,217,941	$0.35	4.9
Granted during the year	675,000	$0.07		—	—	—
Cancelled or forfeited	(2,353)	$102.00		—	$—	—

Warrants outstanding: end of period	1,217,941	$0.35	4.9	1,217,941	$0.35	4.1

Warrants exercisable: end of period	1,217,941	$0.35	4.9	1,217,941	$0.35	4.1

As of September 30, 2017, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.

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

There are currently 28,500 shares of Series E Preferred stock with a face value of $35. Dividends of $63,403 have been accrued since issuance.

The Series E Preferred stock has a liquidation preference of $1,060,903 as follows:

Shares outstanding	28,500

Face value per share	$35

Total face value	997,500

Accrued dividends	63,403

Liquidation preference at September 30, 2017	$1,060,903

NOTE 10. SEGEMENT DATA

The Company’s operates in one segment, sales of shrimp and related products.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company leases its office space at 13613 Gulf Boulevard, Madeira Beach FL. The monthly rent is $1,500, and rent expense for the period ended September 30, 2017 was $18,500.

NOTE 12. RELATIONSHIPS WITH AFFILIATES

The Management of the Company and the owners of MBS are the same. The Company believes that the following relationships with these parties are to be disclosed:

Shared Management

The CEO, COO and Executive Vice President, Mr. Wrynn, Mr. Stelcer and Ms. Giampietro, respectively are all employees of MBS. Pursuant to management contracts, a liability of $30,000 per month, $270,000 at September 30, 2017 has been incurred by the Company to compensate MBS for their services in 2017.

Use of Line of Credit

The Company funds its operations in part through the use of MBS’ outstanding line of credit with Bank of America. Interest on the line of credit is 5.25% per annum. As of September 30, 2017, the Company has borrowed $175,743 under this arrangement.

Loans from MBS

MBS had loaned the Company approximately $25,000 since its inception. These loans are promissory notes with no due date or interest rate. These loans were paid off in the quarter ended September 30, 2017.

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

NOTE 13. SUBSEQUENT EVENTS

Issuance of Common stock

Subsequent to September 30, 2017, there were 723, 730 shares issued for the retirement of $2,895 of principal debt and accrued interest

Issuance of Debt

On October 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on February 28, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion.

On November 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on March 31, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion.

On December 1, 2017, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears ten percent interest and matures on April 30, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 70% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On January 1, 2018, the Company issued a note for $5,000 for consulting services.    The convertible promissory note bears no interest and matures on July 1, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

On February 1, 2018, the Company issued a note for $5,000 for consulting services.    The convertible promissory note bears no interest and matures on August 1, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On March 1, 2018, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears no interest and matures on September 1, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.   As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On April 1, 2018, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears no interest and matures on October 1, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion.

As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 1, 2018, the Company issued a note for $5,000 for consulting services. The convertible promissory note bears no interest and matures on November 1, 2018. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 2, 2018, the Company issued a note for $10,000 for cash. The convertible promissory bears interest at 12% and matures on May 1, 2019. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Default status of Convertible notes

Subsequent to September 30, 2017, the following convertible notes, which the Company had been in compliance are now in default.

	Date of Financing	Date of Maturity	Amount of Financing
February 13, 2017 cash financing	13-Feb-17	13-Feb-18	$20,000
March 28,2017 cash financing	28-Mar-17	31-Dec-17	5,000
January 2017 consulting note	1-Jan-17	30-Jun-17	20,000
February 2017 consulting note	1-Feb-17	31-Jul-17	20,000
March 2017 consulting note	1-Mar-17	31-Jul-17	20,000
April 2017 consulting note	1-Apr-17	31-Aug-17	5,000
Alpha financing- April 2017	27-Apr-17	30-Apr-18	15,000
May 2017 consulting note	1-May-17	30-Sep-17	5,000
June 2017 consulting note	1-Jun-17	31-Oct-17	5,000
June 6, 2017 cash financing	6-Jun-17	28-Feb-18	5,000
July 2017 consulting note	1-Jul-17	30-Nov-17	5,000
July 10, 2017 cash financing	10-Jul-17	31-Jul-18	15,000
August 2017 consulting note	1-Aug-17	31-Dec-17	5,000
September 2017 consulting note	1-Sep-17	31-Jan-18	5,000

Advance from Related Party

From October 1, 2017 to the date of this report Ms. Giampietro has been repaid approximately $50,000. She is currently owed approximately $109,000.

Line of Credit with bank of America

The Company no longer has access to the Line of Credit from Bank of America.

Change in Federal income tax

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which among other changes reduces the federal corporate tax rate to 21%. The Company is currently evaluating the impact of the TCJA on its consolidated financial statements.

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

Liquidity

Going Concern - The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated a net loss for the nine months ended September 30, 2017 of approximately $2,960,000, but used approximately $393,000 in cash from operations. The Company had negative working capital and stockholders’ deficiency of approximately $6,382,000 at September 30, 2017. Since inception the Company’s growth has been funded through a combination of convertible and non-convertible debt from private investors and sales of common stock. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain. The financial statements do not include any adjustments that might result from the uncertainty.

As of September 30, 2017 the Company owed approximately $2,425,000 to lenders in the form of convertible notes payable and accrued interest to unrelated parties. Much of this debt is convertible into the Company’s common stock at terms beneficial to the lenders compared to the market price of the Company’s common stock. The Company continues to rely on these lenders to provide additional loans to cover Company expenses and to provide forbearance agreements extending the due dates of the various notes.

Operating activities

Net cash (used) in operating activities for the nine months ended September 30, 2017 and 2016 was ($302,887) and ($153,902), respectively. The net loss generated for the nine months ended September 30, 2017 was ($3,989,593) compared to net income of $113,765 in the nine month period ended September 30, 2016. The following items were used to reconcile the change in net income (loss) for the following three month periods:

	September 30, 2017	September 30, 2016
Net income (loss)	$(3,989,593)	$113,765
Add:
Gain on change in fair value of derivative liability	2,224,045	—
Amortization of convertible note discount	1,103,587
Issuance of consulting notes	90,000
Bad Debt Expense	67,277	—
Change in Working capital and other	201,797	(267,667)
Cash used in Operating activities	$(302,887)	(153,902)

Investing activities

There were no cash flows from investing activities for the nine months ended September 30, 2017. Purchases of property and equipment constituted a use of funds of $1,860 for the nine months ended September 30, 2016.

Financing Activities

During the nine months ended September 30, 2017, the Company generated cash flows of $103,320 through related party advances of $32,320 and issuances of cash notes of $117,000. These were offset by repayments of amounts due to related parties of $46,000. During the nine months ended September 30, 2016, the Company borrowed $136,743 from a Related Party and issued notes for cash totaling $30,000.

Critical Accounting Policies and Estimates

Refer to the Company’s December 31, 2016 report on Form 10K issued on April 28, 2017 for a complete discussion of the critical accounting policies which have not changed during the nine months ended September 30, 2017.

Comparison of Statement of Operations for the three months and nine months ended September 30, 2017 and 2016

Three months ended September 30, 2017 and 2016

Revenue, Cost of Goods Sold and Gross Profit

Revenue, Cost of goods sold and gross profit for the three months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Revenue	$479,658	$452,385
Cost of goods sold	397,709	387,425
Gross Profit	$81,949	$64,960
Gross profit margin	17%	14%

Revenues were $27,272 higher, in the quarter ended September 30, 2017, due to expansion of operations.

Cost of goods sold were $10,284 higher, in the quarter ended September 30, 2017 due to expansion of operations.

The Company’s margins were higher in the quarter ended September 30, 2017 due to a shift in product mix that was higher margin in the current quarter than in the prior period.

Operating Expenses

Operating expenses were $154,042 for the three months ended September 30, 2017, 32% of revenue, versus $73,950 in the three months ended September 30, 2016, 16% of revenue. The main reason for theincrease was due to compensation expense for Management in the current period which did not exist in the prior period.

Compensation Expense was $90,000 and $-0- for the quarter ended September 30, 2017 and 2016, respectively, due to the establishment of employment contracts for our management team as of January 1, 2017. Expenses are $30,000 per month.

Professional Fees were $14,920 and $42,661 for the quarter ended September 30, 2017 and 2016, respectively. These expenses related primarily to audit and legal fees. The decrease is due to the fact that in the prior period there were increased expenses associated with the reverse merger in the prior period.

Consulting services were $23,700 and $-0- for the quarter ended September 30, 2017 and 2016, respectively, primarily due to the establishment of consulting contracts in the current year.

Transportation, Storage and Broker Fees were $17,018 and $19,234 for the quarter ended September 30, 2017 and 2016, respectively. These expenses are associated with storage in freezer facilities, transporting to buyers as well as paying brokers for arranging sales. As a percentage of sales, these expenses decreased slightly from 4.3% of sales to 3.5%.

General and Administrative Expenses were $6,236 and $8,480 for the quarter ended September 30, 2017 and 2016, respectively. These expenses are comprised mostly of rent, travel, payroll taxes and SEC filing expenses.

Sales and Marketing Expenses were $198 and $3,575 for the quarter ended September 30, 2017 and 2016, respectively. These expenses are mostly for advertising.

Bad Debt Expense was $1,970 and $-0- for the quarter ended September 30, 2017 and 2016, respectively. The expense in 2017 relates to a receivable which was not remitted to the Company form one of its brokers. The Company is contemplating various steps to obtain these funds, including legal action.

Other Income (expense), net for the three months ended September 30, 2017 and 2016

Other income (expense) for the three months ended September 30, 2017 was ($957,902). There was $29,371 in other income (expense) for the three month period ended September 30, 2016.

Interest expense was ($388,488) for the three months ended September 30, 2017. $324,701 was the amortization of discounts on convertible notes after the establishment of derivative liabilities, a non-cash item. The remainder was the interest on the convertible and non-convertible indebtedness of the Company. Interest expense was nominal in the prior period,

Gain/ (Loss) on Change of the Fair market value of the derivative liability was ($575,624) for the three month period ending September 30, 2017. This was principally due to the increased level of debt in the current period.

Other Income for the three month periods ending September 30, 2017 and September 30, 2016 was $6,210 and $-0-, respectively. The 2017 amount related to insurance proceeds received on a claim.

Nine months ended September 30, 2017 and 2016

Revenue, Cost of Goods Sold and Gross Profit

Revenue, Cost of goods sold and gross profit for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Revenue	$2,069,405	$1,703,185
Cost of goods sold	1,850,402	1,475,108
Gross Profit	$218,983	$228,077
Gross profit margin	11%	13%

Revenues were $366,219 higher, in the nine months ended September 30, 2017 due to the expansion of the Company’s operations.

Cost of goods sold were $375,314 higher, in the nine months ended September 30, 2017 due to the expansion of the Company’s operations.

The Company’s margins were lower in the nine months ended September 30, 2017 due to the mix of product that was sold during that timeframe, principally the first six months of the year.

Operating Expenses

Operating expenses were $705,673 for the nine months ended September 30, 2017, 34% of revenue, versus $111,318 for the nine months ended September 30, 2016, 7% of revenue. The increase was primarily due to compensation expense, due to management contracts, consulting expense, due to contracts involved with becoming a public entity, and bad debt expense, due to reserves against receivables.

Compensation Expense was $270,000 and $-0- for the nine months ended September 30, 2017 and 2016, respectively, due to the establishment of employment contracts for our management team as of January 1, 2017. Expenses are $30,000 per month

Professional Fees were $54,924 and $33,138 for the nine months ended September 30, 2017 and 2016, respectively. These expenses related to audit and legal expenses. The increase was due to the Company becoming a public entity.

Consulting services were $131,385 and $-0- for the nine months ended September 30, 2017 and 2016, respectively, primarily due to the establishment of consulting contracts associated with becoming a public entity.

Transportation, Storage and Broker Fees were $93,710 and $57,772 for the nine months ended September 30, 2017 and 2016, respectively. These expenses are associated with storing in freezer facilities, transporting to buyers as well as paying brokers for arranging sales. As a percentage of sales, these expenses increased slightly to 4.5% of sales to 3.4%.

General and Administrative Expenses were $84,479 and $9,467 for the nine months ended September 30, 2017 and 2016, respectively. These expenses are comprised mostly of rent, travel, payroll taxes and SEC filing expenses.

Sales and Marketing Expenses were $3,897 and $10,941 for the nine months ended September 30, 2017 and 2016, respectively. These expenses are mostly for advertising

Bad Debt Expense was $67,277 and $-0- for the nine months ended September 30, 2017 and 2016, respectively. The expense in 2017 relates to a receivable which was not remitted to the Company form one of its brokers. The Company is contemplating various steps to obtain these funds, including legal action.

Other Income (expense), net for the nine months ended September 30, 2017 and 2016

Other income (expense) for the nine months ended September 30, 2017 was ($3,502,903). There was ($2,995) in other income (expense) for the three month period ended September 30, 2016.

Interest expense was ($1,285,068) for the nine months ended September 30, 2017. $1,103,587 was the amortization of discounts on convertible notes after the establishment of derivative liabilities, a non-cash item. The remainder was the interest on the convertible and non-convertible indebtedness of the Company. Interest expense was nominal in the prior period,

Gain/ (Loss) on Change of the Fair market value of the derivative liability was ($2,224,045) for the nine month period ending September 30, 2017. This was principally due to the increased level of debt in the current period.

Other Income for the nine month periods ending September 30, 2017 and September 30, 2016 was $6,210 and $-0-, respectively. The 2017 amount related to insurance proceeds received on a claim.

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

Omni Shrimp, Inc.

Date:	October 22, 2017	/s/ Colm Wrynn
Colm Wrynn
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

